Form 10QSB
period 1996-04-30
CASTLE GROUP INC
filed 1996-06-14
CIK 918543

              U.S. Securities and Exchange Commission

                      Washington, D.C. 20549

                            FORM 10-QSB


(Mark One)

  [ X ]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934


              For the quarterly period ended April 30, 1996


  [   ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934


  For the transition period from ____________ to  ______________



                       Commission file number 0-23338


                            THE CASTLE GROUP, INC.
      (Exact name of small business issuer as specified in its charter)

              UTAH                                99-037845

  (State or other jurisdiction of     (IRS Employer Identification No.)
   incorporation or organization)


                        745 Fort Street, Tenth Floor
                           Honolulu, Hawaii 96813


                 Issuer's telephone number:  (808) 524-0900


     Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes [ x ]   No [   ]


     Number of shares outstanding of each of the Registrant's classes of
stock, as of April 30, 1996:   Common stock, $.02 par value -
5,089,030

     Transitional Small Business Disclosure Format (check one):

                           Yes [ x ]    No [   ]




Page 1 of 18 sequentially numbered pages.

                       THE CASTLE GROUP, INC.
                           FORM 10-QSB
                        TABLE OF CONTENTS




PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements


Consolidated Balance Sheet as of April 30, 1996 (unaudited) ........  3


Consolidated Statements of Operations for the Quarter
  ended April 30, 1996 and April 30, 1995 (unaudited)...............  4


Consolidated Statement of Cash Flows for the Quarter Ended
  April 30, 1996 and April 30, 1995 (unaudited).....................  5


Notes to the Consolidated Financial Statements (unaudited)..........  6


Item 2.  Management's Discussion and Analysis or Plan of Operation.. 13


PART II. OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders........ 15


Item 5.  Other Information.......................................... 15


Item 6.  Exhibits and Reports on Form 8-K........................... 15


SIGNATURES ......................................................... 17

EXHIBITS ........................................................... 18

                    PART 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements

                 THE CASTLE GROUP, INC. AND SUBSIDIARY
    Consolidated Balance Sheet - April 30, 1996 and 1995 (Unaudited)
                                             April 1996         April 1995
ASSETS
Current Assets
  Cash                                      $     92,544       $     71,936
  Accounts Receivable, Net                     1,040,217          1,216,361
  Prepaid Expenses                                59,801             17,740
  Restricted Cash                                 19,941             19,941
  Deferred Cost                                  161,138            148,788
  Deferred Compensation Expense                   50,000             50,000
                                            -------------      -------------
Total Current Assets                           1,423,641          1,524,766
                                            -------------      -------------
Non Current Assets
  Furniture Fixtures & Equipment, Net             97,232            100,358
  Deposits                                       132,971             31,447
  Intangibles, Net of Amortization               159,280            436,199
  Deferred Cost                                   39,791            210,098
  Deferred Compensation Expense                   75,000            125,000
                                            -------------      -------------
Total Non Current Assets                         504,274            903,102
                                            -------------      -------------
TOTAL ASSETS                                   1,927,915          2,427,868
                                            =============      =============
LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts Payable                           $   769,855        $   754,372
  Due to Related Parties (Note 3)                      0             84,400
  Vacation Payable                                97,931             50,362
  Wages Payable                                   80,250             80,213
  Taxes Payable                                   17,914             11,795
  Notes and Contract Payable, Current            161,138            148,788
  Deferred Compensation Payable                  250,000            250,000
  Witheld from former stockholders                     0            120,000
  Line of Credit due to Bank (Note 6)            275,000            275,000
  Deferred Income                                203,280                  0
  Other Accrued Liabilities                       63,803             42,329
                                            -------------      -------------
Total Current Liabilities                      1,919,171          1,817,259
Long Term Debt (Note 5)                          224,282            210,181
                                            -------------      -------------
Total Liabilities                              2,143,453          2,027,440
                                            -------------      -------------
Stockholders' Equity
 Common stock, $.02 par, 20,000,000 shares
  authorized, 5,089,530 and 5,066,530
  issued and oustanding, respectively            101,781            101,331
 Capital in excess of par                      2,118,222          2,110,235
 Accumulated Deficit                          (2,435,541)        (1,811,138)
                                            -------------      -------------
Total Stockholders' Equity                    (  215,538)           400,428
                                            -------------      -------------
Total Liabilities and Stockholders' Equity     1,927,915          2,427,868
                                            =============      =============

The accompanying notes are an integral part of the financial statements.

                    THE CASTLE GROUP, INC. AND SUBSIDIARY
                    Consolidated  Statement of Operations
                for the quarter ended April 30, 1996 and 1995
                                (Unaudited)
                                 Three Months Ended      Nine Months Ended
                                     April 30                April 30
                            ------------------------- -------------------------
                                1996         1995         1996         1995
                            ------------ ------------ ------------ ------------
Revenue
 Managment Fees             $   892,769  $   726,194  $ 2,309,385  $ 1,921,330
 Other Income                   201,436       82,012      502,510      141,045
                            ------------ ------------ ------------ ------------
Total Revenues                1,094,205      808,206    2,811,895    2,062,375
                            ------------ ------------ ------------ ------------
Expenses
 Payroll and benefits           470,558      371,468    1,353,723    1,114,036
 Professional fees               18,339       31,576       61,784      123,822
 Reservations                   238,217      207,108      681,159      578,230
 Depreciation and
   Amortization                 116,645      111,863      346,621      333,299
 Rent                            87,432       88,569      277,804      277,830
 Travel and entertainment         6,630       35,141       31,874       53,204
 Office expenses                 13,421       16,983       34,743       45,937
 Utilities                        9,030       11,845       28,689       42,500
 Taxes, other than income        43,984       33,987      113,760       85,202
 Advertising and marketing       22,657       15,350       65,090       49,053
 Insurance                       34,090          743       64,491       13,778
 Other                            8,049       10,633       24,638       28,683
                            ------------ ------------ ------------ ------------
Total Expenses                1,069,052      935,266    3,084,376    2,745,574
                            ------------ ------------ ------------ ------------
Operating Profit (Loss)          25,153  (   127,060 )(   272,481 )(   683,199 )
                            ------------ ------------ ------------ ------------
Other Expenses
 Interest Expense                17,889       16,083       55,403       37,605
                            ------------ ------------ ------------ ------------
Net Profit ( Loss )               7,264  (   143,143) (   327,884 )(   720,804 )
                            ============ ============ ============ ============
Primary and Fully
 Diluted Per Share Data
  Net Profit ( Loss )        $    .001   ($   .028  ) ($   .064  ) ($   .142  )
                            ============ ============ ============ ============












The accompanying notes are an integral part of the financial statements.

                     THE CASTLE GROUP, INC. AND SUBSIDIARY
                     Consolidated  statement of cash flows
                   Nine months ended April 30, 1996 and 1995
                               ( Unaudited )
                                                      Nine Months Ended
                                                          April 30
                                              ---------------------------------
                                                    1996             1995
                                              ---------------   ---------------
Cash Flows From Operating Activities
 Net Loss                                     ($    327,884 )   ($    720,804 )
 Adjustments to reconcile net loss to net
  cash used by operating activities-
   Depreciation and amortization                    346,621           333,298
   Amortization of deferred compensation
    expense                                          37,500            37,500
 Changes in assets and liabilities-
  Decrease (Increase) in accounts receivable  (     123,392 )   (     562,641 )
  Decrease (Increase) in prepaid expenses     (      17,174 )           8,919
  Increase (Decrease) in deferred income      (      87,790 )               0
  Increase (Decrease) in accounts payable           100,799           505,333
  Increase (Decrease) in wages payable                  946            27,299
  Increase (Decrease) in vacation payable            20,435             1,282
  Increase (Decrease) in taxes payable                5,985     (      19,691 )
  Increase (Decrease) in accrued liabilities         22,820     (      13,951 )
                                              ---------------   ---------------
Net cash flow from operating activities       (      21,134 )   (     403,456 )
                                              ---------------   ---------------
Cash Flows From Investing Activities
  Purchase of furniture, fixtures & equipment (      24,537 )   (      12,865 )
  Sale of furniture, fixtures & equipment                 0            10,271
  Cash held as collateral for equipment
   lease and notes payable                    (      19,941 )          26,529
                                              ---------------   ---------------
Net cash flow from investing activities       (      44,478 )          23,935
                                              ---------------   ---------------
Cash Flows from Financing Activities
  Repayment of Long Term Debt                 (     119,550 )    (    159,589 )
  Proceeds from Bank Line of Credit                       0           275,000
  Use of restricted cash from former
   stockholders of KRI, Inc.                              0            68,230
                                              ---------------   ---------------
Net cash flow from financing activities       (     119,550 )         183,641
                                              ---------------   ---------------
Net Increase (Decrease) in Cash               (     185,162 )   (     195,880 )
Cash at Beginning of Period                         277,706           207,675
                                              ---------------   ---------------
Cash at End of Period                                92,544            11,795
                                              ===============   ===============
Supplemental disclosures of cash flow
 Information
  Cash paid during the year for interest             55,403            37,605
                                              ===============   ===============

[FN]
The accompanying notes are an integral part of the financial statements.

                     THE CASTLE GROUP, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statement



1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


ORGANIZATION-

    The Castle Group, Inc. (the Company) was incorporated under the laws of the State of Utah on August 21, 1981. The Company was considered to be a development stage company and inactive prior to the acquisitions of the assets of The Castle Group, Ltd. and the acquisition of KRI, Inc. (the Subsidiary). The Company operates in the hotel and resort management industry (see Note 2).

PRINCIPLES OF CONSOLIDATION-

    The accompanying consolidated financial statements include The Castle Group, Inc. and its wholly owned subsidiary, KRI, Inc. and a 100% ownership interest of KRI, Inc. in HPR Advertising, Inc. All significant inter-company transactions have been eliminated in the consolidated financial statements.

PER SHARE DATA-

    Per share data is based on the weighted average number of shares outstanding during the period without regards to common stock equivalents because of their anti-dilutive effect. As of April 30, 1996 and 1995, the weighted average shares outstanding was 5,089,030 and 5,066,530, respectively.

INCOME TAXES-

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.

CASH AND CASH EQUIVALENTS-

    The Company has considered all highly liquid investments with a maturity date of three months or less when purchased to be cash equivalents.

FURNITURE, FIXTURES AND EQUIPMENT-

    Furniture, fixtures and equipment are recorded at cost. When assets are retired, sold or otherwise disposed of, the cost and the related accumulated depreciation of the asset is removed from the accounts, and any resulting gain or loss is reflected in the income statement for the period.

    The cost of maintenance and repairs are charged to income as the expense is incurred. Renewals and betterments are capitalized in the accounts and depreciated over the estimated useful life of the asset acquired.

    At April 30, 1996 and 1995, furniture, fixtures and equipment consisted of the following:


                                        04/30/96          04/30/95
                                        --------          --------
Office Furniture and Equipment           198,612           170,140
Less Accumulated Depreciation           (101,380)         ( 69,782)
                                        --------          --------

Net Book Value                            97,232           100,358
                                        ========          ========

    Depreciation is computed using the declining balance and straight-line methods over the estimated useful life of the assets (5 to 7 years). At April 30, 1996 and 1995, depreciation expense was $19,315 and $14,059, respectively.

INTANGIBLES-

    Intangible assets consist of noncompetition agreements and organizational costs. The noncompetition agreements are amortized over their respective lives (3 years) on a straight-line basis. Organizational costs are amortized on a straight-line basis over 5 years. At April 30, 1996 and 1995, the balances of those intangibles were as follows:

                                         04/30/96         04/30/95
                                         --------         --------
Noncompetition Agreements                 800,000          800,000
Organizational Costs                       51,714           51,714
                                         --------         --------
Total Cost                                851,714          851,714
Less Accumulated Amortization            (692,434)        (415,515)
                                         --------         --------

Net Book Value                            159,280          436,199
                                         ========         ========


DEFERRED COST-

    Deferred cost represents the cost of obtaining management contracts and is being amortized on a straight line basis over the life of the contract (see Note 5).

DEFERRED COMPENSATION EXPENSE-

    Deferred compensation expense represents the cost of common stock options issued to an officer as an inducement to enter into an employment contract. The deferred compensation expense is amortized on a straight-line basis over the life of the contract (5 years).

INCOME RECOGNITION-

    The Company recognizes income from the management of resort properties in the Hawaiian Islands according to the individual terms and conditions of its various management contracts.

CONCENTRATIONS OF CREDIT RISK-

    The Company's cash is deposited in savings and demand deposit accounts with various financial institutions in the state of Hawaii.

2.  ACQUISITIONS

CASTLE GROUP, LTD.-

    In November 1993 the Company purchased the assets of The Castle Group, Ltd. (CGL). CGL was engaged in the management of hotels and resorts in the Hawaiian Islands. The primary assets of CGL were certain hotel and resort management contracts. The purchase price was 2,100,000 shares of the Company's stock.

    The transaction was accounted for as a purchase of CGL with no adjustment to the basis for the assets. The excess of the purchase price over the basis was accounted for as a preferential distribution. The Company changed its name to The Castle Group, Inc. The Company's consolidated financial statements include the operations of CGL since acquisition.

    The condensed financial information for the operations of CGL prior to the acquisition (for the period 08/01/93 to 11/10/93) was as follows:

    Revenues                                               $110,408
    Net Income                                               51,404

KRI, INC.-

    In November 1993, the Company acquired a one hundred percent interest in KRI, Inc. for 650,000 shares of common stock and $1,200,000 cash. KRI, Inc.'s operation consisted of hotel and resort management and through its subsidiary, HPR Advertising, Inc., provides advertising services related to the Company's management services.

    The transaction was accounted for as a purchase with no adjustment to the basis of the assets acquired. The excess of the cash paid to the former stockholders of KRI, Inc. over the predecessor cost of the assets acquired was accounted for as a preferential distribution. The Company's consolidated financial statements include the operations of KRI, Inc. since the acquisition.

    The condensed financial information of the operations of KRI, Inc. prior to the acquisition (for the period August 1, 1993 to November 10, 1993), was as follows:

    Revenues                                          $  322,608
    Net (Loss)                                        (   13,112 )

RESTRICTED CASH-

    The terms of the stock purchase agreement for the purchase of KRI, Inc. stated that if, at the end of twelve months following the closing date of the agreement, KRI, Inc. had a net gain, the funds would be released to the former stockholders of KRI, Inc. If there was a loss, funds sufficient to cover the loss would be released to the Company and the situation would be re-evaluated in another six months. If after a total of eighteen months, KRI, Inc. showed a profit, the balance of the funds wold be returned to the Company.

    In February 1994, $120,000 of the original $240,000 in restricted cash was released to the former stockholders of KRI, Inc. and in July, 1995, the remaining $120,000 was released.

3.  RELATED PARTY TRANSACTIONS-

HANALEI BAY INTERNATIONAL INVESTORS-

    The Company has a hotel management agreement with Hanalei Bay International Investors (HBII) to manage the Hanalei Bay Resort (HBR). The managing general partner of HBII is also the chairman and chief executive officer of the Castle Group, Inc. Under the agreement, the Company is to receive management and incentive fees based on a percentage of gross total revenue and net income respectively. The Company also receives reservation fees based on a percentage of gross room revenues and a marketing fee based on a percentage of gross revenue.

    On July 31, 1995, HBII paid the Company $150,000 to be applied against HBR's accounts receivable balance in anticipation of HBII receiving cash inflows on August 1, 1995. The anticipated cash was not received by HBII and therefore, on August 2, 1995, the Company issued a $150,000, 6% promissory note to HBII. The promissory note matured on August 31, 1995. In September of 1995, HBII repaid the Company the note in full, together with interest.

    Included in accounts receivable is $383,435 due from HBII. The Company has set up a payment plan with HBII to receive weekly installments which will reduce the outstanding balance. During the quarter ended April 30, 1996, HBII paid the Company a total of $226,812 against the receivable balance due to the Company.

    On July 31, 1995, the Company invested $100,000 in the "HBII Time Share Program of the Hanalei Bay Resort". Assuming the HBII Time
Share Program begins its timeshare sales, The Company will receive monies based on a percentage of timeshare sales, up to four times the amount invested. Although management can give no assurance, it is confident that the investment will be a profitable one for the Company.

    The HBII Timeshare Program received governmental approval in January 1996 to sell timeshare intervals, as it is required that timeshare plans register with the State of Hawaii. HBII is currently in the process of establishing its pre-opening timeshare plan and it is management's belief, although no assurance can be given, that HBII will commence with the selling of timeshare intervals in the very near future.

HAWAII RESERVATIONS CENTER CORP.-

    On August 1, 1994, the Company contracted with Hawaii Reservations Center Corp. (HRCC) to provide the Company reservations services for the hotels and resorts the Company manages. HRCC is operated by a director of the Company who has a 2% interest in the Company.

STOCKHOLDER ADVANCES-

    In 1994, former stockholders advanced the Company $80,400 which was non-interest bearing and due on demand. In 1995, the advances were increased to $184,400 and were converted to 6% loans due on January 31, 1997.

4.  COMMITMENTS AND CONTINGENCIES

LEASES-

    The Company has two leases for office space expiring in March 1998 and May 1999. The leases are renewable for an additional five years.
One office is used as the corporate headquarters and the other office is occupied by HRCC (See note 3 to the financial statements). At April
30, 1996, the future minimum rental commitment under these leases were as follows:

    Schedule of minimum lease payments

                  1996                               77,000
                  1997                              228,000
                  1998                              217,000
                  1999                               79,000
                                                   --------
                        Total                       601,000
                                                   ========

MANAGEMENT CONTRACTS-

    The Company manages several hotels and resorts under management agreements expiring at various dates through December, 1999. Several of these management agreements contain automatic extensions for periods of 1 to 10 years. Management fees are based on the revenues and net available cash flows of the hotels' operations as defined in the management agreements.

    In addition, the Company has sales, marketing and reservations agreements with other hotels and resorts expiring at various dates through December 1996. Several of these agreements contain automatic extensions for periods of one month to three years. Fees received are based on revenues, net available cash flows or commissions as defined in the agreements.

5.  LONG TERM DEBT

    At April 30, 1996 and 1995, long-term debt consisted of the following:

                                                   1996         1995
                                                ----------   ----------
Contract Payable in monthly installments
 of $15,080, expiring in June 1997 (see below).   201,020      358,969

6% Loans from stockholders due January 31, 1997   184,400           -
                                                ----------    ---------
             Subtotal                             426,007      358,969
             Less Current Portion               ( 161,138)   ( 148,788)
                                                ----------    ---------
             Total Long Term Debt                 224,282      210,181
                                                ==========    =========

    The contract payable represents a contract with an unrelated property manager to secure management contracts on behalf of the Company, and is payable in monthly installments of $14,500 plus tax through June 1997. The contract payable is discounted at an effective interest rate of 8% and at April 30, 1996 and 1995, is presented net of the discount of $26,270 and $58,442, respectively.

    Since signing the contract, the Company has obtained two management contracts with the assistance of the property manager.
It is management's belief, although no assurance can be given, that the revenues generated from the two management contracts will exceed the monthly payments made to the contract manager, exclusive of any additional management contracts which the property manager may assist in obtaining.

    Scheduled maturities of notes and contracts payable at April 30, 1996 are as follows:


                  1996                              $161,138
                  1997                               264,869
                                                    --------
                                                     426,007
                                                    ========

6.  EMPLOYEE BENEFITS

    The Company has a 401(k) Profit Sharing Plan available for its employees. Under the terms of the Plan, the Company may match 50% of the compensation reduction of the participants in the Plan up to 1% of compensation. Any employee with one year of service and 1,000 credit hours of service, who is at least twenty-one years old is eligible to participate. As of April 30, 1996 and 1995, no contributions of profits were made by the Company.

    The Company has a flexible benefits plan under which participants are allowed to make pre-tax premium elections which are intended to be excluded from income as provided by Section 125 of the Internal Revenue Code of 1986. To be eligible, an employee must have been employed for 90 days. The benefits include group medical, vision care, disability, cancer group dental, group life and accident insurance.

7.  CAPITAL STOCK

Other Capital Stock Issuances-

    In September, 1995, the Company issued 22,500 shares of its common stock to an employee as compensation.

COMMON STOCK WARRANTS-

    In May 1994, the Company issued warrants to acquire up to 25,000 shares of common stock for $1.25 per share, exercisable through May 1999 in exchange for consulting services rendered. No warrants have been exercised as of April 30, 1996.

COMMON STOCK OPTIONS-

    In November 1993, as an inducement to enter into an employment contract with the Company, the Company issued options to an officer of the Company to obtain 125,000 shares of common stock for one dollar, exercisable by December 2, 1998. The transaction was recorded as deferred compensation expense and deferred compensation payable of $250,000, representing the fair value of the common stock option at the date of grant. In 1995, the option period was amended to be only exercisable after August 1, 1996 but before December 2, 1998. No options have been exercised during the quarter ended April 30, 1996.

TREASURY STOCK-

    In June 1994, 150,000 shares of common stock were returned to the Company by an officer without charge. The 150,000 shares of treasury stock were subsequently sold at $2.00 per share.

8.  INCOME TAXES-

    For the fiscal year ended July 31, 1994, the Company implemented the provisions of Statement of Financial Accounting Standards No. 109 (SFAS No. 109), "Accounting for Income Taxes," which changed the criteria for measuring the provisions for income taxes and recognizing deferred tax assets and liabilities on the balance sheet. Under the provisions of SFAS No. 109, the Company elected not to restate prior years and has determined that the cumulative effect of implementation was immaterial. No net deferred tax asset was recorded in accordance with SFAS No. 109 because it could not be reasonably determined if the net operating loss will be usable.

    The net change during the quarter ended April 30, 1996 and 1995 was an increase of $60,000 and $71,700, respectively. The Company has a net operating loss carryforward for income tax purposes of $1,277,109 at July 31, 1995 which expires at various dates through fiscal 2010.

    Significant components of the Company's deferred tax assets and liabilities as of April 30, 1996 and 1995 are:

                                       04/30/96            04/30/95
Deferred tax assets-
    Vacation pay                         21,500              21,500
    Deferred compensation expense        35,000              15,000
    Noncompetition agreement            149,000              64,000
    Deferred Income                     120,000                --
    Net Operating Loss                  571,000             330,000
                                        896,500             430,500
Deferred tax liability-
    Furniture, fixtures and equipment  (  4,500)           (  3,500)
    Net Deferred Tax Asset              892,000             427,000
    Valuation Allowance                (892,000)           (427,000)
                                          --                  --

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN OF OPERATION-

    In fiscal 1995, the Company was successful in attracting personnel with substantial experience and business acumen in the Company's related industry. During fiscal 1995, the Company added nine contracts to its management portfolio while losing only one (due to the purchase and conversion of a property to non-hotel use). In January 1996, The Company added an additional property, bringing the total number of management contracts by The Company to twenty five. The Company intends to continue increasing the number of properties under contract during fiscal 1996 utilizing the current management team. Although no assurances can be given, based on the success experienced to date, management believes that it will be able to further add to its portfolio of management contracts. Management also believes, although no assurances can be given, that the Company will be able to handle a significantly larger customer base without expending significant amounts of additional resources due to the solid foundation the Company successfully built in fiscal 1995.

     The Company is presently in the negotiating stages with various other properties located throughout the State of Hawaii.

RESULTS OF OPERATIONS-

    For the third quarters ended April 30, 1996 and 1995, the Company had total revenues of $1,094,205 and $808,206, respectively, an increase of $285,999 or 35%. Operating expenses for the quarters ended April 30, 1996 and 1995 were $1,086,941 and $951,349, respectively, an increase of $135,592 or 14%, which contributed to a net profit for 1996 of $7,264 as compared with a net loss of $143,143 for the prior year.

    The increase in revenues for the quarter ended April 30, 1996 as opposed to the prior year is attributed to the number of properties managed by the Company. As of April 30, 1996, the Company had twenty five management contracts in its portfolio as opposed to nineteen as of April 31, 1995.

    Although the Company increased revenues by 35%, the increase in expenses for the quarter ended April 30, 1996 as opposed to the prior year was only 14% The disproportionate increase is a result of management's initial plan of operation to expend the resources necessary to build a solid foundation upon which the Company would be able to expand its revenue base with a minimum incremental increase in expenses once this foundation was attained.

LIQUIDITY AND CAPITAL RESOURCES-

    As of April 30, 1996, total current assets were $1,423,641 and consisted primarily of $1,040,217 in accounts receivable. Total current liabilities of $1,919,171 exceeded total current assets by $495,530.

    Although no assurance can be given, management believes that the continued collection of the receivable balances from HBII shall proceed and that HBII will have the ability to make substantial payments to the Company for past due amounts in the near future. HBII is currently in the final stages of commencing with timeshare sales (See Notes to Financial Statements, Item 3. Based on preliminary projections, the HBII Timeshare Plan will generate adequate cash flow to HBII which will be more than enough to pay the past due amounts owed to The Company.

    The Company has a $300,000 line of credit which expired on November 1, 1995. The Company received a short term extension of the line of credit, through March 15, 1996, and is finalizing documents for an extension through November 1, 1996. As of April 30, 1996, the Company had drawn $275,000 against the line, leaving a balance of $25,000.

    Although no assurance can be given, it is management's belief that the combination of the reduction in the accounts receivable balance due from HBII and the extension of the $300,000 line of credit will provide sufficient liquidity necessary for the Company to honor its financial obligations in a timely manner.

    To further the liquidity and financial strength, The Company has also entertained the possibility of a private placement of its common stock to a selected group of sophisticated investors.

PART II  -  OTHER INFORMATION

Item 4.     SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the quarter ended April 30, 1996.

Item 5.     OTHER INFORMATION

     There is no other information being reported for the current quarter.

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

    (a)     Exhibits

    The exhibits designated by an asterisk are incorporated herein by reference. The exhibits with page references are filed herewith.


                                                             Sequential
Exhibit                                                        Page
Number                  Description                           Number

 2.1    Restated Articles of Incorporation, incorporated by      *
        reference to the Company's Registration Statement on Form 10-SB

 2.2    Bylaws, as amended effective November 16, 1995          18

 6.1    Agreement and Plan of Reorganization dated 11/08/93,     *
        by and among The Castle Group, Inc., Bernard Wall
        Trust, LCC, Ltd., John Tedcastle, Hideo Nomura, and Castle Group, Limited, with exhibits, incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form 10-SB.

 6.2    Stock Purchase Agreement dated 11/10/93, by and          *
        among The Castle Group, Inc., Keawe Resorts, Inc.,
        Maui Beach Hotel, Inc., M.K. & Sons, Inc., TN Group
        Hawaii, Inc., Michael S. Nitta, Saburo and Mitsue
        Maruyama, Shigeru Shinno, James Kurita, and KRI,
        Inc., with exhibits, incorporated by reference to
        Exhibit 10.2 to the Company's registration statement on form 10-SB.

 6.3    Kelvin Bloom Employment Agreement dated 12/02/93,        *
        between the Company and Kelvin Bloom, incorporated by reference to Exhibit 10.3 to the Company's
        Registration Statement on Form 10-SB.

 6.4    Kimo M. Keawe Employment Agreement dated 07/30/94,       *
        effective as of 11/10/93 between Kimo M. Keawe and the Company, incorporated by reference to Exhibit
        6.4 to the Company's Annual Report on Form 10-KSB for the year ended 07/31/94.

 6.5    Michael S. Nitta Employment Agreement dated              *
        06/23/94, effective as of 11/10/93 between the Company and Michael S. Nitta, incorporated by reference to Exhibit 6.5 to the Company's Annual
        Report on Form 10-KSB for the year ended 07/31/94.

 6.6    Shari W. Chang Employment Agreement dated 07/15/94,      *
        effective as of 07/16/94, between Shari W. Chang and the Company, incorporated by reference to
        Exhibit 6.6 to the Company's Annual Report on Form
        10-KSB for the year ended 07/31/94.

 6.7    Sublease Agreement dated 09/16/93, between Rush          *
        Moore Craven Sutton Morry & Beh and the Castle
        Group, Ltd. for the Company's principle executive offices, incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on form
        10-SB.

 6.8    Lease Agreement dated 04/01/88, between Hirano           *
        Enterprises, Cen Pac Properties, Inc., and KRI,
        Inc., dba Hawaiian Pacific Resorts, as renewed by agreement dated 05/03/93, incorporated by reference to Exhibit 10.5 to the Company's Registration
        Statement on form 10-SB.

 6.9    Reservation Services Agreement dated 08/01/94            *
        between the Company and Hawaii Reservations Center
        Corp., incorporated by reference to Exhibit 6.9 to the Company's Quarterly Report on Form 10-QSB for the quarter ended 10/31/94.

 6.10   Stock Acquisition Agreement Between the Company          *
        and Shari Chang dated 09/10/95, incorporated by reference to Exhibit 6.10 to the Company's Annual
        Report on Form 10-KSB for the year end 07/31/95.

 6.11   Revolving Line of Credit Loan Agreement dated            *
        10/21/94 between the Company, Castle Resorts &
        Hotels, Inc., KRI, Inc., Hawaii National Bank,
        Rick Wall, John Tedcastle, Hideo Nomura and Kimo
        M. Keawe, incorporated by reference to Exhibit
        6.11 to the Company's Annual Report on Form 10-KSB for the year ended 07/31/95.

 6.12   Letter dated 10/17/95 from Kimo M. Keawe to KRI,         *
        Inc. Stockholders, together with Promissory Notes dated 07/31/95 payable to Maui Beach Hotel, Inc.
        for $12,000, James Kurita for $6,000, Saburo or
        Mitsue Maruyama for $3,600, TN Group, Hawaii, Inc.
        for $6,000, M.K. & Sons, Inc. for $12,000, Shigeru
        Shinno for $6,000, Michael S. Nitta for $16,800, and Keawe Resorts, Inc. for $122,000; incorporated by reference to Exhibit 6.12 to the Company's
        Annual Report on Form 10-KSB for the year ended
        07/31/95.

 6.13   Second Amendment to Letter of Agreement Dated            *
        12/02/93 between Kelvin Bloom and the Company, incorporated by reference to Exhibit 6.13 to the Company's Annual Report on Form 10-KSB for the year ended 07/31/95.

 (b)    Reports on Form 8-K

        The Company did not file any reports on Form 8-K during the period from 07/31/95 to 04/30/96.

                                  SIGNATURES



       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             THE CASTLE GROUP, INC.
                                             (Registrant)


June 12, 1996                                Rick Wall
                                             (Signature)
                                             Chairman of the Board and
                                              Chief Executive Officer

June 12, 1996                                Michael S. Nitta
                                             (Signature)
                                             Chief Financial Officer and
                                              Vice President Finance

                                 BY-LAWS
                                   OF
                          THE CASTLE GROUP, INC.

     An annual meeting of the shareholders of the Company shall be held during January of each year, or such later date as the board of directors may determine, at such place and specific time as shall be designated by the board of directors for the purpose(s) of presenting the Company's annual report to the shareholders, electing directors and conducting such other business as may be necessary or appropriate.

     Special meetings of the Company's shareholders may be called by the President as well as by the board of directors and the persons specified in section 16-10a-702(b) of the Utah Revised Business Corporation Act. Special meetings called by the board of directors shall be held at such time and place as the board shall designate. As to all other special meetings, the person(s) calling the same may designate the time (within normal business hours) of the meeting, and may request the board to designate a particular place at which it will be held, but if the board fails to do so then all such special meetings shall be held at the place designated by the Company as its principal office in the most recent document file (with the Division of Corporations and Commercial Code of the Utah Department of Commerce) providing such information;

     An annual meeting of the board of directors shall be held without other notice than this bylaw immediately following, and at the same place as, the annual meeting of shareholders;

     Special meetings of the board of directors may be called by the President or by a majority of the directors, who may fix the time and place for holding any special meeting they might call. Written notice of special meetings, specifically stating the purpose(s) for which the same are called, shall be given not less than five calendar days prior to the time fixed for the meeting by personal delivery or by mailing the notice to each director at the director's address provided for that purpose (mailed notice shall be deemed to be delivered when deposited into the United States mail postage prepaid);

     Any or all directors may participate in a regular or special (but not annual) meeting by, and such meetings may be conducted through the use of, any means of communication by which all directors participating may hear each other during the meeting. A director participating in a meeting by this means is considered to have waived any required notice of , and to be present in person at, the meeting; and,

     In order for the board of directors to take action without a meeting, the signatures of the directors on any particular "writing" (as that terms as used in section 16-10a-821 of the Revised Utah Business Corporation Act) need not all be contained on the same counterpart of the writing, and the signature of a director on a counterpart of a writing in question delivered to the Secratary by facsimile shall be, when one or more other counterparts of the writing are received by the Secretary which together are signed (in the original or by facsimile) by all of the other directors, fully as effective as though all of the directors had originally executed one counterpart of the writing.