Form 10QSB/A
period 1996-04-30
CASTLE GROUP INC
filed 1996-07-24
CIK 918543

                  U.S. Securities and Exchange Commission

                          Washington, D.C.  20549

                              FORM  10-QSB/A




(Mark One)


 [ x ]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended April 30, 1996


 [   ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ____________ to _______________


                      Commission file number 0-23338


                           THE CASTLE GROUP, INC.
     (Exact name of small business issuer as specified in its charter)

               UTAH                                 99-0307845

 (State of other jurisdiction of         (IRS Employer Identification No.)
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

                             Yes [ x ]    No  [    ]


Page 1 of 19 sequentially numbered pages.

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                               THE CASTLE GROUP, INC.
                                               (Registrant)



July 23, 1996                                  Rick Wall
                                               (Signature)
                                               Chairman of the Board and
                                                Chief Executive Officer


July 23, 1996                                  Michael S. Nitta
                                               Chief Financial Officer and
                                                Vice President Finance