Form 10QSB
period 1996-10-31
CASTLE GROUP INC
filed 1996-12-13
CIK 918543

              U.S. Securities and Exchange Commission

                      Washington, D.C. 20549

                            FORM 10-QSB


(Mark One)

  [ X ]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934


              For the quarterly period ended October 31, 1996


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

                           Yes [ x ]   No [   ]


     Number of shares outstanding of each of the Registrant's classes of
stock, as of October 31, 1996:   Common stock, $.02 par value -
5,089,030

     Transitional Small Business Disclosure Format (check one):

                           Yes [ x ]    No [   ]




Page 1 of 18 sequentially numbered pages.

                       THE CASTLE GROUP, INC.
                           FORM 10-QSB
                        TABLE OF CONTENTS




PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements


Consolidated Balance Sheet as of October 31, 1996 (unaudited) ......  3


Consolidated Statements of Operations for the Quarter
  ended October 31, 1996 and October 31, 1995 (unaudited)...........  4


Consolidated Statement of Cash Flows for the Quarter Ended
  October 31, 1996 and October 31, 1995 (unaudited).................  5


Notes to the Consolidated Financial Statements (unaudited)..........  6


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


Item 5.  Other Information.......................................... 15


Item 6.  Exhibits and Reports on Form 8-K........................... 15


SIGNATURES ......................................................... 18

                    PART 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements

                 THE CASTLE GROUP, INC. AND SUBSIDIARY
  Consolidated Balance Sheet - October 31, 1996 and 1995 (Unaudited)
                                             October 1996       October 1995
ASSETS
Current Assets
  Cash                                      $    199,771       $     84,445
  Accounts Receivable, Net                     1,040,274          1,006,741
  Prepaid Expenses                                45,920             25,336
  Restricted Cash                                 26,536             19,941
  Deferred Cost                                  117,099            161,138
  Deferred Compensation Expense                   50,000             50,000
                                            -------------      -------------
Total Current Assets                           1,479,600          1,347,601
                                            -------------      -------------
Non Current Assets
  Furniture Fixtures & Equipment, Net             89,349             85,626
  Investment in HBII Timeshare Program           100,000            100,000
  Deposits & Other Assets                         32,971             32,971
  Intangibles, Net of Amortization                20,685            418,039
  Deferred Compensation Expense                   50,000            100,000
                                            -------------      -------------
Total Non Current Assets                         293,005            736,636
                                            -------------      -------------
TOTAL ASSETS                                   1,772,605          2,084,237
                                            =============      =============
LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts Payable                           $   969,439        $   720,577
  Due to Related Parties (Note 3)                184,400                  0
  Vacation Payable                                91,950             79,923
  Wages Payable                                  127,530             75,952
  Taxes Payable                                   15,313             11,504
  Notes and Contract Payable, Current            117,099            161,138
  Deferred Compensation Payable                  250,000            250,000
  Line of Credit due to Bank (Note 6)            275,000            275,000
  Deferred Income                                101,640            101,640
  Other Accrued Liabilities                      168,358             38,205
                                            -------------      -------------
Total Current Liabilities                      2,300,729          1,713,939
Long Term Debt (Note 5)                                0            304,744
Deferred Revenues                                 63,540            152,460
                                            -------------      -------------
Total Liabilities                              2,351,549          2,171,143
                                            -------------      -------------
Stockholders' Equity
 Common stock, $.02 par, 20,000,000 shares
  authorized, 5,089,530 issued and
  outstanding, respectively                      101,781            101,781
 Capital in excess of par                      2,118,222          2,118,222
 Accumulated Deficit                          (2,798,947)        (2,306,909)
                                            -------------      -------------
Total Stockholders' Equity                    (  578,944)        (   86,906)
                                            -------------      -------------
Total Liabilities and Stockholders' Equity     1,772,605          2,084,237
                                            =============      =============

The accompanying notes are an integral part of the financial statements.

                    THE CASTLE GROUP, INC. AND SUBSIDIARY
                    Consolidated  Statement of Operations
                for the quarter ended October 31, 1996 and 1995
                                (Unaudited)
                                                   Three Months Ended
                                                       October 31
                                                -------------------------
                                                    1996         1995
                                                ------------ ------------
Revenue
 Management Fees                                $   764,096  $   677,709
 Other Income                                       196,375      144,801
                                                ------------ ------------
Total Revenues                                      960,471      822,510
                                                ------------ ------------
Expenses
 Payroll and benefits                               468,477      445,353
 Professional fees                                   22,819       12,406
 Reservations                                       238,273      217,311
 Depreciation and
   Amortization                                     118,922      114,724
 Rent                                               102,143      100,026
 Travel and entertainment                             5,507       12,745
 Office expenses                                     14,864       12,291
 Utilities                                            9,340       10,504
 Taxes, other than income                            40,176       33,269
 Advertising and marketing                           26,456       12,239
 Insurance                                           27,948       15,919
 Other                                               18,190       14,001
                                                ------------ ------------
Total Expenses                                    1,093,115    1,000,788
                                                ------------ ------------
Operating Profit (Loss)                         (   132,644) (   178,278)
                                                ------------ ------------
Other Expenses
 Interest Expense                                    13,681       20,973
                                                ------------ ------------
Net Profit ( Loss )                             (   146,325) (   199,251)
                                                ============ ============
Primary and Fully
 Diluted Per Share Data
  Net Profit ( Loss )                           ( $   .029 ) ($    .039 )
                                                ============ ============














The accompanying notes are an integral part of the financial statements.

                     THE CASTLE GROUP, INC. AND SUBSIDIARY
                     Consolidated  statement of cash flows
                 Three months ended October 31, 1996 and 1995
                                ( Unaudited )

                                                      Three Months Ended
                                                         October 31
                                              ---------------------------------
                                                    1996             1995
                                              ---------------   ---------------
Cash Flows From Operating Activities
 Net Loss                                     ($    146,325 )   ($    199,251 )
 Adjustments to reconcile net loss to net
  cash used by operating activities-
   Depreciation and amortization                    118,921           114,724
   Amortization of deferred compensation
    expense                                          12,500            12,500
   Issuance of Employee Stock Award                       0             8,437
 Changes in assets and liabilities-
  Decrease (Increase) in accounts receivable         69,172     (      89,916 )
  Decrease (Increase) in prepaid expenses            10,717            17,291
  Increase (Decrease) in deferred income                  0     (      45,410 )
  Decrease (Increase) in deposits                    30,000                 0
  Increase (Decrease) in accounts payable     (      93,079 )          51,521
  Increase (Decrease) in wages payable               33,261     (       3,352 )
  Increase (Decrease) in vacation payable     (      19,234 )           2,427
  Increase (Decrease) in taxes payable        (      18,298 )   (         425 )
  Increase (Decrease) in accrued liabilities         10,344     (       2,778 )
                                              ---------------   ---------------
Net cash flow from operating activities               7,979     (     134,232 )
                                              ---------------   ---------------
Cash Flows From Investing Activities
  Purchase of furniture, fixtures & equipment (       3,749 )               0
  Cash held as collateral for equipment
   lease and notes payable                                0     (      19,941 )
                                              ---------------   ---------------
Net cash flow from investing activities       (       3,749 )   (      19,941 )
                                              ---------------   ---------------
Cash Flows from Financing Activities
  Repayment of Long Term Debt                 (      25,410 )    (     39,088 )
                                              ---------------   ---------------
Net cash flow from financing activities       (      25,410 )    (     39,088 )
                                              ---------------   ---------------
Net Increase (Decrease) in Cash               (      21,180 )   (     193,261 )
Cash at Beginning of Period                         220,951           277,706
                                              ---------------   ---------------
Cash at End of Period                               199,771            84,445
                                              ===============   ===============
Supplemental disclosures of cash flow
 Information
  Cash paid during the year for interest             13,681            20,973
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

PER SHARE DATA-

    Per share data is based on the weighted average number of shares outstanding during the period without regards to common stock equivalents because of their anti-dilutive effect. As of October 31, 1996 and 1995, the weighted average shares outstanding was 5,089,030 for each date, respectively.

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

    At October 31, 1996 and 1995, furniture, fixtures and equipment consisted of the following:


                                        10/31/96          10/31/95
                                        --------          --------
Office Furniture and Equipment           205,470           174,075
Less Accumulated Depreciation           (116,121)         ( 88,449)
                                        --------          --------

Net Book Value                            89,349            85,626
                                        ========          ========

    Depreciation is computed using the declining balance and straight-line methods over the estimated useful life of the assets (5 to 7 years). At October 31, 1996 and 1995, depreciation expense was $7,337 and $6,384, respectively.

INTANGIBLES-

    Intangible assets consist of noncompetition agreements and organizational costs. The noncompetition agreements are amortized over their respective lives (3 years) on a straight-line basis. Organizational costs are amortized on a straight-line basis over 5 years. At October 31, 1996 and 1995, the balances of those intangibles were as follows:

                                         10/31/96         10/31/95
                                         --------         --------
Noncompetition Agreements                 800,000          800,000
Organizational Costs                       51,714           51,714
                                         --------         --------
Total Cost                                851,714          851,714
Less Accumulated Amortization            (831,029)        (554,019)
                                         --------         --------

Net Book Value                             20,685          297,695
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

    Included in accounts receivable is $437,973 due from HBII. The Company has set up a payment plan with HBII to receive monthly installments which will reduce the outstanding balance. During the quarter ended October 31, 1996, HBII paid the Company a total of $217,012 against the receivable balance due to the Company.

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

    The HBII Timeshare Program received governmental approval in January 1996 to sell timeshare intervals, as it is required that timeshare plans register with the State of Hawaii. HBII is currently in the process of finalizing its timeshare plan financing. Once this is consummated, HBII may begin the sale of timeshare intervals. It is management's belief, although no assurance can be given, that HBII will commence with the selling of timeshare intervals in the very near future.

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

4.  COMMITMENTS AND CONTINGENCIES

LEASES-

    The Company has leases for office space, vehicles and equipment expiring at various dates through 1999. The office leases are renewable for an additional five years. In May 1996, the Company leased a hotel under a noncancelable agreement expiring in March 1998. The lease may be renewed for an additional four years. The lessor is entitled to a percentage of the operating profits for the hotel in excess of certain thresholds of return until April 1997. At October 31, 1996, the future minimum rental commitment under these leases were as follows:

    Schedule of minimum lease payments

                  1997                            1,020,000
                  1998                              844,000
                  1999                              202,000
                                                  ---------
                        Total                     2,066,000
                                                  =========

MANAGEMENT CONTRACTS-

    The Company manages several hotels and resorts under management agreements expiring at various dates through December, 1999. Several of these management agreements contain automatic extensions for periods of 1 to 10 years. Management fees are based on the revenues and net available cash flows of the hotels' operations as defined in the management agreements.

    In addition, the Company has sales, marketing and reservations agreements with other hotels and resorts expiring at various dates through December 1997. Several of these agreements contain automatic extensions for periods of one month to three years. Fees received are based on revenues, net available cash flows or commissions as defined in the agreements.

5.  LONG TERM DEBT

    At October 31, 1996 and 1995, long-term debt consisted of the following:

                                                   1996         1995
                                                ----------   ----------
Contract Payable in monthly installments
 of $15,080, expiring in June 1997 (see below).   117,099      281,482

6% Loans from stockholders due January 31, 1997   184,400      184,400
                                                ----------    ---------
             Subtotal                             301,499      465,882
             Less Current Portion               ( 301,499)   ( 161,138)
                                                ----------    ---------
             Total Long Term Debt                 224,282      304,744
                                                ==========    =========

    The contract payable represents a contract with an unrelated property manager to secure management contracts on behalf of the Company, and is payable in monthly installments of $14,500 plus tax through June 1997. The contract payable is discounted at an effective interest rate of 8% and at October 31, 1996 and 1995, is presented net of the discount of $6,488 and $26,270, respectively.

    Since signing the contract, the Company has obtained three management contracts with the assistance of the property manager. It is management's belief, although no assurance can be given, that the revenues generated from the three management contracts will exceed the monthly payments made to the property manager, exclusive of any additional management contracts which the property manager may assist in obtaining.

6.  EMPLOYEE BENEFITS

    The Company has a 401(k) Profit Sharing Plan available for its employees. Under the terms of the Plan, the Company may match 50% of the compensation reduction of the participants in the Plan up to 1% of compensation. Any employee with one year of service and 1,000 credit hours of service, who is at least twenty-one years old is eligible to participate. As of October 31, 1996 and 1995, no contributions of profits were made by the Company.

    KRI, Inc., the subsidiary of the Company has a flexible benefits plan under which participants are allowed to make pre-tax premium elections which are intended to be excluded from taxable income as provided by Section 125 of the Internal Revenue Code of 1986. To be eligible, an employee must have been employed for 90 days. The benefits include group medical, vision care, disability, cancer group dental, group life and accident insurance. On October 1, 1996 the Plan was amended to include all employees of the Company effective January 1, 1997.

7.  CAPITAL STOCK

Other Capital Stock Issuances-

    In September, 1995, the Company issued 22,500 shares of its common stock to an employee as compensation.

COMMON STOCK WARRANTS-

    In May 1994, the Company issued warrants to acquire up to 25,000 shares of common stock for $1.25 per share, exercisable through May 1999 in exchange for consulting services rendered. No warrants have been exercised as of October 31, 1996.

COMMON STOCK OPTIONS-

    In November 1993, as an inducement to enter into an employment contract with the Company, the Company issued options to an officer of the Company to obtain 125,000 shares of common stock for one dollar, exercisable by December 2, 1998. The transaction was recorded as deferred compensation expense and deferred compensation payable of $250,000, representing the fair value of the common stock option at the date of grant. In 1995, the option period was amended to be only exercisable after August 1, 1996 but before December 2, 1998. No options have been exercised during the quarter ended October 31, 1996.

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

    No net deferred tax asset was recorded in accordance with SFAS No. 109 because it could not be reasonably determined if the net operating loss available to carryforward would be used by the Company.

    Significant components of the Company's deferred tax assets and liabilities as of October 31, 1996 and 1995 are:

                                        10/31/96            10/31/95
Deferred tax assets-
    Vacation Pay                           7,000              21,500
    Deferred compensation expense         55,000              35,000
    Noncompetition agreement             235,000             149,000
    Deferred Income                       71,000             120,000
    Net Operating Loss                   775,000             571,000
                                       ---------          ----------
                                       1,143,500             896,500
Deferred tax liability-
    Furniture, fixtures and equipment (    7,000)         (    4,500)
                                       ---------          ----------
    Net Deferred Tax Asset             1,136,000             892,000
    Valuation Allowance               (1,136,000)         (  892,000)
                                       ---------           ---------
                                          -0-                  -0-
                                       =========           =========

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN OF OPERATION-

     In fiscal 1995, the Company was successful in adding a net of eight management contracts to its portfolio of properties; in fiscal 1996, the Company continued its growth by adding two additional properties with 320 rooms while losing only one which contained 75 rooms. This contributed to revenues increasing by 149% with a 90% increase in expenses. In fiscal 1996, revenues increased by 31% while expenses increased by 10%. The number of rental rooms managed increased by 16% in fiscal 1995 and by an additional 13% in fiscal 1996.

     With virtually all of the key personnel and corporate infrastructure in place, the focus for the Company shall be to continue its success in increasing revenues through the expansion of its client base; and to accomplish this at a minimal incremental cost. Although no assurances can be given, based on the success experienced to date, management believes that it will be able to further add to its portfolio of management contracts. Management also believes, although no assurances can be given, that the Company will be able to handle a much larger customer base without expending significant amounts of additional resources due to the solid foundation and management team which the Company currently has.

     The Company is presently in the negotiating stages with various other properties located throughout the State of Hawaii.

RESULTS OF OPERATIONS-

    For the quarters ended October 31, 1996 and 1995, the Company had total revenues of $960,471 and $822,510, respectively, an increase of $137,961 or 17%. Operating expenses for the quarters ended October 31, 1996 and 1995 were $1,019,433 and $931,304, respectively, an increase of $88,129 or 9%, which contributed to a net loss for 1996 of $146,325 as compared with a net loss of $199,251 for the prior year, a decrease of $52,926 or 27%.

    The increase in revenues for the quarter ended October 31, 1996 as opposed to the prior year is attributed to the number of rental rooms managed by the Company. As of October 31, 1996, the Company managed properties containing 2,749 rooms as opposed to 2,429 as of October 31, 1995.

    Although the Company increased revenues by 17%, the increase in expenses for the quarter ended October 31, 1996 as opposed to the prior year was only 9% The disproportionate increase is a result of success in management's initial plan of operation to expend the resources necessary to build a solid foundation upon which the Company would be able to expand its revenue base with a minimum incremental increase in expenses once this foundation was attained.

LIQUIDITY AND CAPITAL RESOURCES-

    As of October 31, 1996, total current assets were $1,479,600 and consisted primarily of $1,040,274 in accounts receivable. Total current liabilities of $2,300,729 exceeded total current assets by $821,129.

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

    The Company has a $300,000 line of credit which expired on November 1, 1996. The Company is finalizing a short term extension of the line of credit, through January 31, 1997. As of October 31, 1996, the Company had drawn $275,000 against the line, leaving a balance of $25,000.

    To further strengthen the liquidity and financial position, the Company is currently working on a private placement of its common stock to a selected group of sophisticated investors. The proceeds of the placement would be used to retire outstanding debt and to provide additional working capital to fund the further expansion of the Company's revenue base.

    Although no assurance can be given, it is management's belief that the combination of the reduction in the accounts receivable balance due from HBII and the extension of the $300,000 line of credit will provide sufficient liquidity necessary for the Company to honor its financial obligations in a timely manner. It is also management's belief that the private placement of stock, if consummated, shall provide the Company with additional working capital and liquidity reserves which would assist the Company in the negotiation of future management contracts.

PART II  -  OTHER INFORMATION

Item 4.     SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the quarter ended October 31, 1996.

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

                                                             Sequential
Exhibit                                                        Page
Number                  Description                           Number

 2.1    Restated Articles of Incorporation, incorporated by      *
        reference to the Company's Registration Statement on Form 10-SB

 2.2    Bylaws, as amended effective 02/01/95, incorporated      *
        by reference to Exhibit 2.2 to the Company's
        Quarterly report on Form 10-QSB for the quarter ending 04/30/96.

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

 6.14   Extension of Revolving Line of Credit Agreement          *
        dated 12/18/95 between The Castle Group, Inc.,
        KRI, Inc., Castle Resorts & Hotels, Inc., and
        Hawaii National Bank, incorporated by reference to Exhibit 6.14 to the Company's Annual Report on Form 10-KSB for the year ended 07/31/96.

 6.15   Extension of Revolving Line of Credit Agreement          *
        dated 01/18/96 between The Castle Group, Inc.,
        KRI, Inc., Castle Resorts & Hotels, Inc., and
        Hawaii National Bank, incorporated by reference to Exhibit 6.15 to the Company's Annual Report on Form 10-KSB for the year ended 07/31/96.

 6.16   Extension of Revolving Line of Credit Agreement          *
        dated 06/05/96 between The Castle Group, Inc.,
        KRI, Inc., Castle Resorts & Hotels, Inc., and
        Hawaii National Bank, incorporated by reference to Exhibit 6.16 to the Company's Annual Report on Form 10-KSB for the year ended 07/31/96.

 (b)    Reports on Form 8-K

        The Company did not file any reports on Form 8-K during the period from 07/31/96 to 10/31/96.

                                  SIGNATURES



       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             THE CASTLE GROUP, INC.
                                             (Registrant)


December 13, 1996                            Rick Wall
                                             (Signature)
                                             Chairman of the Board and
                                              Chief Executive Officer

December 13, 1996                            Michael S. Nitta
                                             (Signature)
                                             Chief Financial Officer and
                                              Vice President Finance