Form 10QSB
period 1997-01-31
CASTLE GROUP INC
filed 1997-03-14
CIK 918543

                 U.S. Securities and Exchange Commission

                         Washington, D.C. 20549

                               FORM 10-QSB

 (Mark One)

   [ X ]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended January 31, 1997


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


      Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months ( or for such shorter period that the registrant was required to file such reports ), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes [ x ]   No [   ]


      Number of  shares outstanding of each of the  Registrant's classes
 of stock, as of January 31, 1997:    Common  stock,  $.02  par  value -
 5,089,030

       Transitional Small Business Disclosure Format (check one):

                            Yes [ x ]    No [   ]




 Page 1 of 18 sequentially numbered pages.

                       THE CASTLE GROUP, INC.
                           FORM 10-QSB
                        TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements


Consolidated Balance Sheet as of January 31, 1997 (unaudited) .......  3


Consolidated Statements of Operations for the Quarter
  ended January 31, 1997 and January 31, 1996 (unaudited)............  4


Consolidated Statement of Cash Flows for the Quarter Ended
  January 31, 1997 and January 31, 1996 (unaudited)..................  5


Notes to the Consolidated Financial Statements (unaudited)...........  6


Item 2.  Management's Discussion and Analysis or Plan of Operation... 13


PART II. OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders......... 15


Item 5.  Other Information........................................... 15


Item 6.  Exhibits and Reports on Form 8-K............................ 15


SIGNATURES .......................................................... 18

                     PART 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements

                  THE CASTLE GROUP, INC. AND SUBSIDIARY
   Consolidated Balance Sheet - January 31, 1997 and 1996 (Unaudited)
                                           January 1997     January 1996
ASSETS
Current Assets
  Cash                                     $     63,210     $     45,025
  Accounts Receivable, Net                    1,093,035        1,199,518
  Prepaid Expenses                               45,398            8,854
  Restricted Cash                                26,536           19,941
  Deferred Cost                                  73,913          241,607
  Deferred Compensation Expense                  50,000           50,000
                                           -------------    -------------
Total Current Assets                          1,352,092        1,564,945
                                           -------------    -------------
Non Current Assets
  Furniture Fixtures & Equipment, Net            85,931           81,470
  Investment in HBII Timeshare Program          100,000          100,000
  Deposits & Other Assets                        33,021           32,971
  Intangibles, Net of Amortization               18,100          228,442
  Deferred Compensation Expense                  37,500           87,500
                                           -------------    -------------
Total Non Current Assets                        274,552          530,383
                                           -------------    -------------
TOTAL ASSETS                                  1,626,644        2,095,328
                                           =============    =============
LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts Payable                          $   995,097      $   853,674
  Due to Related Parties (Note 3)               184,400                0
  Vacation Payable                               97,537           91,224
  Wages Payable                                 108,568           94,385
  Taxes Payable                                  16,114           14,714
  Notes and Contract Payable, Current            73,914          161,138
  Deferred Compensation Payable                 250,000          250,000
  Line of Credit due to Bank (Note 6)           275,000          275,000
  Deferred Income                               101,640          101,640
  Other Accrued Liabilities                      68,586           84,436
                                           -------------    -------------
Total Current Liabilities                     2,170,856        1,926,211
Long Term Debt (Note 5)                               0          264,869
Deferred Revenues                                25,410          127,050
                                           -------------    -------------
Total Liabilities                             2,196,266        2,318,130
                                           -------------    -------------
Stockholders' Equity
 Common stock, $.02 par, 20,000,000 shares
  authorized, 5,089,530 issued and
  outstanding, respectively                     101,781          101,781
 Capital in excess of par                     2,118,222        2,118,222
 Accumulated Deficit                         (2,789,625)      (2,442,805)
                                           -------------    -------------
Total Stockholders' Equity                   (  569,622)      (  228,802)
                                           -------------    -------------
Total Liabilities and Stockholders' Equity    1,626,644        2,095,328
                                           =============    =============

The accompanying notes are an integral part of the financial statements.

                    THE CASTLE GROUP, INC. AND SUBSIDIARY
                    Consolidated  Statement of Operations
         for the quarter and six months ended January 31, 1997 and 1996
                                (Unaudited)
                          Quarter Ended  Jan 31    Six Months Ended Jan 31
                        ------------------------- -------------------------
                             1997         1996        1997         1996
                        ------------ ------------ ------------ ------------
Revenue
 Management Fees        $   851,317  $   738,907  $ 1,615,413  $ 1,416,616
 Other Income               200,029      156,273      396,404      301,074
                        ------------ ------------ ------------ ------------
Total Revenues            1,051,346      895,180    2,011,817    1,717,690
                        ------------ ------------ ------------ ------------
Expenses
 Payroll and benefits       475,824      437,812      944,301      883,165
 Professional fees           26,765       31,039       49,584       43,445
 Reservations               237,057      225,631      475,330      442,942
 Depreciation and
   Amortization              53,177      115,252      172,099      229,976
 Rent                       101,247       90,346      203,390      190,372
 Travel & entertainment       8,368       12,499       13,875       25,244
 Office expenses             14,021        9,031       28,885       21,322
 Utilities                    9,803        9,155       19,143       19,659
 Taxes other than income     40,668       36,507       80,844       69,776
 Advertising & marketing     17,197       30,194       43,653       42,433
 Insurance                   26,897       14,482       54,845       30,401
 Other                       15,641        2,588       33,831       16,589
                        ------------ ------------ ------------ ------------
Total Expenses            1,026,665    1,014,536    2,119,780    2,015,324
                        ------------ ------------ ------------ ------------
Operating Profit (Loss)      24,681  (   119,356) (   107,963) (   297,634)
                        ------------ ------------ ------------ ------------
Other Expenses
 Interest Expense            15,359       16,541       29,040       37,514
                        ------------ ------------ ------------ ------------

Net Profit ( Loss )           9,322  (   135,897) (   137,003) (   335,148)
                        ============ ============ ============ ============
Primary and Fully
 Diluted Per Share Data
  Net Profit ( Loss )     $   .002   ($    .027 ) ($    .027 ) ($    .066 )
                        ============ ============ ============ ============













The accompanying notes are an integral part of the financial statements.

                                     4

                     THE CASTLE GROUP, INC. AND SUBSIDIARY
                     Consolidated  statement of cash flows
                  Six months ended January 31, 1997  and 1996
                                ( Unaudited )

                                                   Six Months Ended
                                                      January 31
                                              ---------------------------
                                                   1997          1996
                                              ------------- -------------
Cash Flows From Operating Activities
 Net Loss                                     ($  137,003 ) ($  335,148 )
 Adjustments to reconcile net loss to net
  cash used by operating activities-
   Depreciation and amortization                  172,096       229,978
   Amortization of deferred compensation
    expense                                        25,000        25,000
 Issuance of Employee Stock Award                       0         8,437
 Changes in assets and liabilities-
  Decrease (Increase) in accounts receivable  (   131,939 ) (   282,693 )
  Decrease (Increase) in prepaid expenses           3,804        33,773
  Increase (Decrease) in deferred income      (    50,820 ) (    50,820 )
  Increase (Decrease) in accounts payable         112,291       184,619
  Increase (Decrease) in taxes payable              1,962         2,785
  Increase (Decrease) in accrued liabilities       11,262        52,262
                                              ------------- -------------
Net cash flow from operating activities             6,653   (   131,807 )
                                              ------------- -------------
Cash Flows From Investing Activities
  Purchase of furniture, fixtures & equipment (     7,785 ) (     1,970 )
  Cash held as collateral for equipment
   lease and notes payable                    (     6,595 ) (    19,941 )
                                              ------------- -------------
Net cash flow from investing activities       (    14,380 ) (    21,911 )
                                              ------------- -------------
Cash Flows from Financing Activities
  Repayment of Long Term Debt                 (    85,518 ) (    78,963 )
                                              ------------- -------------
Net cash flow from financing activities       (    85,518 ) (    78,963 )
                                              ------------- -------------
Net Increase (Decrease) in Cash               (    93,245 ) (   232,681 )
Cash at Beginning of Period                       156,455       277,706
                                              ------------- -------------

Cash at End of Period                              63,210        45,025
                                              ============= =============

Supplemental disclosures of cash flow
 Information
  Cash paid during the year for interest           29,040        37,514
                                              ============= =============



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

PER SHARE DATA-

    Per share data is based on the weighted average number of shares outstanding during the period without regards to any common stock equivalents because of their anti-dilutive effect. As of January 31, 1997 and 1996, the weighted average shares outstanding was 5,089,030 for each date, respectively.

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

    At January 31, 1997 and 1996, furniture, fixtures and equipment consisted of the following:


                                        01/31/97          01/31/96
                                        --------          --------
Office Furniture and Equipment           209,456           176,045
Less Accumulated Depreciation           (123,525)         ( 94,575)
                                        --------          --------

Net Book Value                            85,931            81,470
                                        ========          ========

    Depreciation is computed using the declining balance and straight-line methods over the estimated useful life of the assets (5 to 7 years). At January 31, 1997 and 1996, depreciation expense was $14,740 and $12,782, respectively.

INTANGIBLES-

    Intangible assets consist of noncompetition agreements and organizational costs. The noncompetition agreements are amortized over their respective lives (3 years) on a straight-line basis. Organizational costs are amortized on a straight-line basis over 5 years. At January 31, 1997 and 1996, the balances of those intangibles were as follows:

                                         01/31/97         01/31/96
                                         --------         --------
Noncompetition Agreements                 800,000          800,000
Organizational Costs                       51,714           51,714
                                         --------         --------
Total Cost                                851,714          851,714
Less Accumulated Amortization            (833,614)        (623,272)
                                         --------         --------

Net Book Value                             18,100          228,442
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

3.  RELATED PARTY TRANSACTIONS-

HANALEI BAY INTERNATIONAL INVESTORS-

    The Company has a hotel management agreement with Hanalei Bay International Investors (HBII) to manage the Hanalei Bay Resort (HBR). The managing general partner of HBII is also the chairman and chief executive officer of the Castle Group, Inc. Under the agreement, the Company receives management and incentive fees based on a percentage of gross total revenue and net income respectively. The Company also receives reservation fees based on a percentage of gross room revenues and a marketing fee based on a percentage of gross revenue.

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

    Included in accounts receivable is $280,987 due from HBII. The Company has set up a payment plan with HBII to receive monthly installments which will reduce the outstanding balance. During the quarter ended January 31, 1997, HBII reduced its outstanding balance due to the Company by $156,986.

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

HAWAII RESERVATIONS CENTER CORP.-

    On August 1, 1994, the Company contracted with Hawaii Reservations Center Corp. (HRCC) to provide the Company reservations services for the hotels and resorts the Company manages. HRCC is operated by a director of the Company who has a 2% interest in the Company. It is managements' belief that the terms and conditions of the reservation services are no more favorable to HRCC or the Company than could have been obtained from other companies which provide reservations services.

STOCKHOLDER ADVANCES-

    In 1994, former stockholders advanced the Company $80,400 which was non-interest bearing and due on demand. In 1995, the advances increased to $184,400 and were converted to 6% loans due on January 31, 1997. Management is currently working on an extension of the due dates for these loans.

4.  COMMITMENTS AND CONTINGENCIES

LEASES-

    The Company has leases for office space, vehicles and equipment expiring at various dates through 1999. The office leases are renewable for an additional five years. In May 1996, the Company leased a hotel under a noncancelable agreement expiring in March 1998. The lease may be renewed for an additional four years. The lessor is entitled to a percentage of the operating profits for the hotel in excess of certain thresholds of return until April 1997. At January 31, 1997, the future minimum rental commitment under these leases were as follows:

    Schedule of minimum lease payments
                  1997                              510,000
                  1998                              844,000
                  1999                              202,000
                                                  ---------
                        Total                     1,556,000
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

5.  LONG TERM DEBT

    At January 31, 1997 and 1996, long-term debt consisted of the following:

                                                   1997         1996
                                                ----------   ----------
Contract Payable in monthly installments
 of $15,080, expiring in June 1997 (see below).    73,914      241,607

6% Loans from stockholders due January 31, 1997   184,400      184,400
                                                ----------    ---------
             Subtotal                             258,314      426,007
             Less Current Portion               ( 258,314)   ( 161,138)
                                                ----------    ---------
             Total Long Term Debt                       0      264,869
                                                ==========    =========

    The contract payable represents a contract with an unrelated property manager to secure management contracts on behalf of the Company, and is payable in monthly installments of $14,500 plus tax through June 1997. The contract payable is discounted at an effective interest rate of 8% and at January 31, 1997 and 1996, is presented net of the discount of $8,307 and $58,442, respectively.

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

6.  EMPLOYEE BENEFITS

    The Company has a 401(k) Profit Sharing Plan available for its employees Under the terms of the Plan, the Company may match 50% of the compensation reduction of the participants in the Plan up to 1% of compensation. Any employee with one year of service and 1,000 credit hours of service, who is at least twenty-one years old is eligible to participate. As of January 31, 1997 and 1996, no contributions of profits were made by the Company.

    KRI, Inc., the subsidiary of the Company has a flexible benefits plan under which participants are allowed to make pre-tax premium elections which are intended to be excluded from taxable income as provided by Section 125 of the Internal Revenue Code of 1986. To be eligible, an employee must have been employed for 90 days. The benefits include group medical, vision care, disability, cancer, dental, group life and accident insurance. On October 1, 1996 the Plan was amended to include all employees of the Company effective January 1, 1997.

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

COMMON STOCK OPTIONS-

    In November 1993, as an inducement to enter into an employment contract with the Company, the Company issued options to an officer of the Company to obtain 125,000 shares of common stock for one dollar, exercisable by December 2, 1998. The transaction was recorded as deferred compensation expense and deferred compensation payable of $250,000, representing the fair value of the common stock option at the date of grant. In 1995, the option period was amended to be only exercisable after August 1, 1996 but before December 2, 1998. No options have been exercised during the quarter ended January 31, 1997.

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

    Significant components of the Company's deferred tax assets and liabilities as of January 31, 1997 and 1996 are:

                                        01/31/97            01/31/96
Deferred tax assets-
    Vacation Pay                          37,000              21,500
    Deferred compensation expense         35,000              35,000
    Noncompetition agreement             240,000             149,000
    Deferred Income                      120,000             120,000
    Net Operating Loss                 1,115,000             571,000
                                       ---------          ----------
                                       1,547,000             896,500
Deferred tax liability-
    Furniture, fixtures and equipment (   34,000)         (    4,500)
                                       ---------          ----------
    Net Deferred Tax Asset             1,513,000             892,000
    Valuation Allowance               (1,513,000)         (  892,000)
                                       ---------           ---------
                                          -0-                  -0-
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

     With virtually all of key personnel and corporate infrastructure in place, the focus for the Company shall be to continue its success in increasing revenues through the expansion of its client base; and to accomplish this at a minimal incremental cost. Although no assurances can be given, based on the success experienced to date, management believes that it will be able to further add to its portfolio of management contracts. Management also believes, although no assurances can be given, that the Company will be able to handle a much larger customer base without expending significant additional resources due to the solid foundation and management team which the Company currently has.

     The Company is presently in the negotiating stages with various other properties located throughout the State of Hawaii.

RESULTS OF OPERATIONS-

    For the quarters ended January 31, 1997 and 1996, the Company had total revenues of $1,051,346 and $895,180, respectively, an increase of $156,166 or 17%. Operating expenses for the quarters ended January 31, 1997 and 1996 were $1,042,024 and $1,031,077, respectively, an increase of $10,947 or 1%, which contributed to a net profit for 1997 of $9,322 as compared with a net loss of $135,897 for the quarter ended January 31, 1996, which represents an improvement of $145,219.

    The increase in revenues for the quarter ended January 31, 1997 as opposed to the prior year is attributed to the number of rental rooms managed by the Company. As of January 31, 1997, the Company managed properties containing 2,749 compared to 2,525 as of January 31, 1996.

    Although the Company increased revenues by 17%, the increase in expenses for the quarter ended January 31, 1997 as opposed to the prior year was only 1% The disproportionate increase is a result of success in management's initial plan of operation to expend the resources necessary to build a solid foundation upon which the Company would be able to expand its revenue base with a minimum incremental increase in expenses once this foundation was attained.

LIQUIDITY AND CAPITAL RESOURCES-

    As of January 31, 1997, total current assets were $1,352,092 and consisted primarily of $1,093,035 in accounts receivable. Total current liabilities of $2,170,856 exceeded total current assets by $818,764.

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

    The Company has a $300,000 line of credit which expired on November 1, 1996. The Company finalized a short term extension of the line of credit, through May 30, 1997. As of January 31, 1997, the Company had drawn $275,000 against the line, leaving a balance of $25,000.

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

PART II  OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         (a) The annual meeting of the shareholders of The Castle Group, Inc., was held on February 28, 1997.

         (b) At the annual meeting, the shareholders voted to elect each of management's board of director nominees as listed in the Company's proxy statement, and to ratify the selection of Coopers & Lybrand, L.L.P. as the independent auditors for the Company for the fiscal year ending July 31, 1997. The number of votes cast for, against, or witheld, as well as the number of abstentions as to each matter is set forth below:

     1.  Election of Directors

         Nominee             Votes Cast     For     Against  Abstentions

         Rick Wall           3,510,615   3,510,615     0          0
         Ryoji Takahashi     3,510,615   3,510,615     0          0
         Kimo Keawe          3,510,615   3,510,615     0          0
         Kelvin Bloom        3,510,615   3,510,615     0          0
         Akira Fujii         3,510,615   3,510,615     0          0
         Hideo Nomura        3,510,615   3,510,615     0          0
         Charles McGee       3,510,615   3,510,615     0          0
         John Tedcastle      3,510,615   3,510,615     0          0
         Motoko Takahashi    3,510,615   3,510,615     0          0
         Judvhir Parmar      3,510,615   3,510,615     0          0

     2. Ratification of Coopers & Lybrand, L.L.P. as the Companys' independent auditor for the year ending July 31, 1997

            Votes Cast        For           Against      Abstentions

             3,510,615     3,505,897           0            4,718

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

 6.1    Agreement and Plan of Reorganization dated 11/08/93      *
        by and among The Castle Group, Inc., Bernard Wall
        Trust, LCC, Ltd., John Tedcastle, Hideo Nomura, and Castle Group, Limited, with exhibits, incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form 10-SB.

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



                                             THE CASTLE GROUP, INC.
                                             (Registrant)


March 14, 1997                               Rick Wall
                                             (Signature)
                                             Chairman of the Board and
                                              Chief Executive Officer

March 14, 1997                               Michael S. Nitta
                                             (Signature)
                                             Chief Financial Officer and
                                              Vice President Finance