Form 10QSB
period 1997-04-30
CASTLE GROUP INC
filed 1997-06-16
CIK 918543

                 U.S. Securities and Exchange Commission

                         Washington, D.C. 20549

                               FORM 10-QSB

 (Mark One)

   [ X ]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended April 30, 1997


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

                           Yes [ x ]   No [   ]


      Number of  shares outstanding of each of the  Registrant's classes
 of stock, as of April 30, 1997:    Common  stock,  $.02  par  value -
 5,089,030

       Transitional Small Business Disclosure Format (check one):

                            Yes [ x ]    No [   ]




 Page 1 of 18 sequentially numbered pages.

                       THE CASTLE GROUP, INC.
                           FORM 10-QSB
                        TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements


Consolidated Balance Sheet as of January 31, 1997 (unaudited) .......  3


Consolidated Statements of Operations for the Quarter
  ended April 30, 1997 and April  30, 1996 (unaudited)...............  4


Consolidated Statement of Cash Flows for the Quarter Ended
  April 30, 1997 and April 30, 1996 (unaudited)......................  5


Notes to the Consolidated Financial Statements (unaudited)...........  6


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


Item 5.  Other Information........................................... 15


Item 6.  Exhibits and Reports on Form 8-K............................ 15


SIGNATURES .......................................................... 18

                     PART 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements

                  THE CASTLE GROUP, INC. AND SUBSIDIARY
   Consolidated Balance Sheet - April, 1997 and 1996 (Unaudited)
                                           April 1997     April 1996
ASSETS
Current Assets
  Cash                                     $     63,655     $     92,544
  Accounts Receivable, Net                      960,297        1,040,217
  Prepaid Expenses                               28,902           59,801
  Restricted Cash                                26,536           19,941
  Deferred Cost                                  29,991          161,138
  Deferred Compensation Expense                  50,000           50,000
                                           -------------    -------------
Total Current Assets                          1,159,381        1,423,641
                                           -------------    -------------
Non Current Assets
  Furniture Fixtures & Equipment, Net            87,308           97,232
  Investment in HBII Timeshare Program           61,888          100,000
  Deposits & Other Assets                        33,021           32,971
  Intangibles, Net of Amortization               15,514          199,071
  Deferred Compensation Expense                  25,000           75,000
                                           -------------    -------------
Total Non Current Assets                        222,731          504,274
                                           -------------    -------------
TOTAL ASSETS                                  1,382,112        1,927,915
                                           =============    =============
LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts Payable                          $   721,261      $   769,855
  Due to Related Parties (Note 3)               184,400                0
  Vacation Payable                               97,017           97,931
  Wages Payable                                  99,807           80,250
  Taxes Payable                                  18,028           17,914
  Notes and Contract Payable, Current            29,861          161,138
  Deferred Compensation Payable                 250,000          250,000
  Line of Credit due to Bank (Note 6)           250,000          275,000
  Deferred Income                               101,640          101,640
  Other Accrued Liabilities                      73,446           63,803
                                           -------------    -------------
Total Current Liabilities                     1,825,460        1,817,531
Long Term Debt (Note 5)                               0          224,282
Deferred Revenues                                     0          101,640
                                           -------------    -------------
Total Liabilities                             1,825,460        2,143,453
                                           -------------    -------------
Stockholders' Equity
 Common stock, $.02 par, 20,000,000 shares
  authorized, 5,089,530 issued and
  outstanding, respectively                     101,781          101,781
 Capital in excess of par                     2,118,222        2,118,222
 Accumulated Deficit                         (2,663,351)      (2,435,541)
                                           -------------    -------------
Total Stockholders' Equity                   (  443,348)      (  215,538)
                                           -------------    -------------
Total Liabilities and Stockholders' Equity    1,382,112        1,927,915
                                           =============    =============

The accompanying notes are an integral part of the financial statements.

                    THE CASTLE GROUP, INC. AND SUBSIDIARY
                    Consolidated  Statement of Operations
         for the quarter and nine months ended April 30, 1997 and 1996
                                (Unaudited)
                          Quarter Ended  Apr 30    Nine Months Ended Apr 30
                        ------------------------- -------------------------
                             1997         1996        1997         1996
                        ------------ ------------ ------------ ------------
Revenue
 Management Fees        $   890,088  $   892,769  $ 2,505,501  $ 2,309,385
 Other Income               337,371      201,436      733,775      502,510
                        ------------ ------------ ------------ ------------
Total Revenues            1,227,459    1,094,205    3,239,276    2,811,895
                        ------------ ------------ ------------ ------------
Expenses
 Payroll and benefits       516,064      470,558    1,460,365    1,353,723
 Professional fees           28,644       18,339       78,228       61,784
 Reservations               245,522      238,217      720,852      681,159
 Depreciation and
   Amortization              53,915      116,645      226,014      346,621
 Rent                        90,891       87,432      294,281      277,804
 Travel & entertainment      30,425        6,630       44,300       31,874
 Office expenses             12,166       13,420       41,051       34,742
 Utilities                   11,090        9,030       30,233       28,689
 Taxes other than income     42,790       43,984      123,634      113,760
 Advertising & marketing     46,139       22,657       89,792       65,090
 Insurance                   17,926       34,090       72,771       64,491
 Other                  (     6,828)       8,049       27,003       24,638
                        ------------ ------------ ------------ ------------
Total Expenses            1,088,744    1,069,051    3,208,524    3,084,375
                        ------------ ------------ ------------ ------------
Operating Profit (Loss)     138,715       25,154       30,752  (   272,480)
                        ------------ ------------ ------------ ------------
Other Expenses
 Interest Expense            12,441       17,889       41,481       55,403
                        ------------ ------------ ------------ ------------

Net Profit ( Loss )         126,274        7,265  (    10,729) (   327,883)
                        ============ ============ ============ ============
Primary and Fully
 Diluted Per Share Data
  Net Profit ( Loss )     $   .025   $      .001  ($    .002 ) ($    .064 )
                        ============ ============ ============ ============













The accompanying notes are an integral part of the financial statements.

                                     4

                     THE CASTLE GROUP, INC. AND SUBSIDIARY
                     Consolidated  statement of cash flows
                  Nine months ended April  30, 1997  and 1996
                                ( Unaudited )

                                                  Nine Months Ended
                                                       April 30
                                              ---------------------------
                                                   1997          1996
                                              ------------- -------------
Cash Flows From Operating Activities
 Net Loss                                     ($   10,729 ) ($  327,883 )
 Adjustments to reconcile net loss to net
  cash used by operating activities-
   Depreciation and amortization                  226,008       346,620
   Amortization of deferred compensation
    expense                                        37,500        37,500
 Changes in assets and liabilities-
  Decrease (Increase) in accounts receivable  (       125 ) (   123,392 )
  Decrease (Increase) in prepaid expenses          20,300   (    17,174 )
  Increase (Decrease) in deferred income      (    76,230 ) (    76,230 )
  Increase (Decrease) in accounts payable     (   161,545 )     100,799
  Increase (Decrease) in taxes payable              3,876         5,985
  Increase (Decrease) in accrued liabilities        7,765      32,641
                                              ------------- -------------
Net cash flow from operating activities            46,820   (    21,134 )
                                              ------------- -------------
Cash Flows From Investing Activities
  Purchase of furniture, fixtures & equipment (    16,566 ) (    24,537 )
  Return of Investment in HBII                     38,112             0
  Cash held as collateral for equipment
   lease and notes payable                    (     6,595 ) (    19,941 )
                                              ------------- -------------
Net cash flow from investing activities            14,951   (    44,478 )
                                              ------------- -------------
Cash Flows from Financing Activities
  Repayment of Line of Credit                 (    25,000 )           0
  Repayment of Long Term Debt                 (   129,571 ) (   119,550 )
                                              ------------- -------------
Net cash flow from financing activities       (   154,571 ) (   119,550 )
                                              ------------- -------------
Net Increase (Decrease) in Cash               (    92,800 ) (   185,162 )
Cash at Beginning of Period                       156,455       277,706
                                              ------------- -------------

Cash at End of Period                              63,655        92,544
                                              ============= =============

Supplemental disclosures of cash flow
 Information
  Cash paid during the year for interest           41,481        55,403
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

PER SHARE DATA-

    Per share data is based on the weighted average number of shares outstanding during the period without regards to any common stock equivalents because of their anti-dilutive effect. As of April 30, 1997 and 1996, the weighted average shares outstanding was 5,089,030 for each date, respectively.

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

    At April 30, 1997 and 1996, furniture, fixtures and equipment consisted of the following:


                                        04/30/97          04/30/96
                                        --------          --------
Office Furniture and Equipment           218,237           198,612
Less Accumulated Depreciation           (130,929)         (101,380)
                                        --------          --------

Net Book Value                            87,308            97,232
                                        ========          ========

    Depreciation is computed using the declining balance and straight-line methods over the estimated useful life of the assets (5 to 7 years). At April 30, 1997 and 1996, depreciation expense was $22,144 and $19,315, respectively.

INTANGIBLES-

    Intangible assets consist of noncompetition agreements and organizational costs. The noncompetition agreements are amortized over their respective lives (3 years) on a straight-line basis. Organizational costs are amortized on a straight-line basis over 5 years. At April 30, 1997 and 1996, the balances of those intangibles were as follows:

                                         04/30/97         04/30/96
                                         --------         --------
Noncompetition Agreements                 800,000          800,000
Organizational Costs                       51,714           51,714
                                         --------         --------
Total Cost                                851,714          851,714
Less Accumulated Amortization            (836,200)        (692,434)
                                         --------         --------

Net Book Value                             15,514          159,280
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

    Included in accounts receivable is $74,739 due from HBII. The Company had set up a payment plan with HBII to receive monthly installments which reduced the past due outstanding balance. During the quarter ended April 30, 1997, HBII reduced its outstanding balance due to the Company by $206,248 and is now current.

    On July 31, 1995, the Company invested $100,000 in the "HBII Time Share Program of the Hanalei Bay Resort". HBII commenced with its Time Share Program in March of 1997 and as of April 30, the Company received a total of $38,112 as a return of investment and an additional return of $114,336. The agreement specified that the Company would receive a specified percentage of each timeshare sales interval sold by HBII, and that HBII would eventually return the $100,000 invested in addition to a return on investment of $300,000. The Company has allocated the amounts received from the timeshare interval sales on the basis of 25% as a return of investment and 75% as a gain on investment. Although management can give no assurance, it is confident that the investment will continue to be a profitable one for the Company.

HAWAII RESERVATIONS CENTER CORP.-

    On August 1, 1994, the Company contracted with Hawaii Reservations Center Corp. (HRCC) to provide the Company reservations services for the hotels and resorts the Company manages. HRCC is operated by a director of the Company who has a 2% interest in the Company. It is managements' belief that the terms and conditions of the reservation services are no more favorable to HRCC or the Company than could have been obtained from other companies which provide reservations services. Management is in the process of renegotiating the contract with HRCC under terms more favorable than those specified in the current contract.

STOCKHOLDER ADVANCES-

    In 1994, former stockholders advanced the Company $80,400 which was non-interest bearing and due on demand. In 1995, the advances increased to $184,400 and were converted to 6% loans due on January 31, 1997. Management is currently working on an extension of the due dates for these loans.

4.  COMMITMENTS AND CONTINGENCIES

LEASES-

    The Company has leases for office space, vehicles and equipment expiring at various dates through 1999. The office leases are renewable for an additional five years. In May 1996, the Company leased a hotel under a noncancelable agreement expiring in March 1998. The lease may be renewed for an additional four years. The lessor is entitled to a percentage of the operating profits for the hotel in excess of certain thresholds of return until April 1997. As of April 30, 1997, the future minimum rental commitment under these leases were as follows:

    Schedule of minimum lease payments
                  1997                              234,600
                  1998                              844,000
                  1999                              202,000
                                                  ---------
                        Total                     1,278,600
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

5.  LONG TERM DEBT

    At April 30, 1997 and 1996, long-term debt consisted of the following:

                                                   1997         1996
                                                ----------   ----------
Contract Payable in monthly installments
 of $15,080, expiring in June 1997 (see below).    29,861      201,020

6% Loans from stockholders due January 31, 1997   184,400      184,400
                                                ----------    ---------
             Subtotal                             214,261      426,007
             Less Current Portion               ( 214,261)   ( 161,138)
                                                ----------    ---------
             Total Long Term Debt                       0      224,282
                                                ==========    =========

    The contract payable represents a contract with an unrelated property manager to secure management contracts on behalf of the Company, and is payable in monthly installments of $14,500 plus tax through June 1997. The contract payable is discounted at an effective interest rate of 8% and at April 30, 1997 and 1996, is presented net of the discount of $399 and $26,270, respectively.

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

COMMON STOCK OPTIONS-

    In November 1993, as an inducement to enter into an employment contract with the Company, the Company issued options to an officer of the Company to obtain 125,000 shares of common stock for one dollar, exercisable by December 2, 1998. The transaction was recorded as deferred compensation expense and deferred compensation payable of $250,000, representing the fair value of the common stock option at the date of grant. In 1995, the option period was amended to be only exercisable after August 1, 1996 but before December 2, 1998. No options have been exercised during the quarter ended April 30, 1997.

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

    Significant components of the Company's deferred tax assets and liabilities as of April 30, 1997 and 1996 are:

                                        04/30/97            04/30/96
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

RESULTS OF OPERATIONS-

    For the quarters ended April 30, 1997 and 1996, the Company had total revenues of $1,227,459 and $1,094,205, respectively, an increase of $133,254 or 12%. Operating expenses for the quarters ended April
30, 1997 and 1996 were $1,101,185 and $1,086,940, respectively, an increase of $14,245 or 1%, which contributed to a net profit for 1997 of $126,274 as compared with $7,265 for the quarter ended April 30, 1996, representing an improvement of $119,009.

    The increase in revenues for the quarter ended April 30, 1997 as opposed to the prior year is attributed to the return generated from the Company's investment in the HBII Timeshare Interval Program. For the quarter a gain of $114,000 was generated from this investment.

    Although the Company increased revenues by 12%, the increase in expenses for the quarter ended April 30, 1997 as opposed to the prior year was only 1% The disproportionate increase is a result of success in management's initial plan of operation to expend the resources necessary to build a solid foundation upon which the Company would be able to expand its revenue base with a minimum incremental increase in expenses once this foundation was attained.

LIQUIDITY AND CAPITAL RESOURCES-

    As of April 30, 1997, total current assets were $1,159,381 and consisted primarily of $960,297 in accounts receivable. Total current liabilities of $1,825,460 exceeded total current assets by $666,079, representing an improvement of $152,685 from the quarter ended January 31, 1997.

    Although no assurance can be given, management believes that the continued collection of the receivable balances from HBII shall proceed and that HBII will have the ability to make substantial payments to the Company for past due amounts in the near future. HBII is currently in a stable financial position as it has commenced with timeshare sales (See Notes to Financial Statements, Item 3. Based on preliminary projections, the HBII Timeshare Plan will generate adequate cash flow to HBII which will be more than enough to remain current in the amounts due to the Company.

    The Company has a $300,000 line of credit which expired on November 1, 1996. The Company finalized a short term extension of the line of credit, through May 30, 1997. As of January 31, 1997, the Company had drawn $275,000 against the line, and during the quarter ended
April 30, 1997, the Company paid down the line of credit by $25,000 leaving an available balance of $50,000.

    To further strengthen the liquidity and financial position, the Company is currently working on a private placement of its common stock to a selected group of sophisticated investors. The proceeds of the placement would be used to retire outstanding debt and to provide additional working capital to fund the further expansion of the Company's revenue base.

    Although no assurance can be given, it is management's belief that the combination of the extension of the $300,000 line of credit will and the potential private placement will provide sufficient liquidity necessary for the Company to honor its financial obligations in a timely manner.
It is also management's belief that the private placement of stock, if consummated, shall provide the Company with additional working capital and liquidity reserves which would assist the Company in the negotiation of future management contracts.

PART II  OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the quarter ended April 30, 1997.

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

 (b)    Reports on Form 8-K

        The Company did not file any reports on Form 8-K during the period from 04/01/97 to 04/30/97.

                                  SIGNATURES



       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             THE CASTLE GROUP, INC.
                                             (Registrant)


June 13, 1997                                Rick Wall
                                             (Signature)
                                             Chairman of the Board and
                                              Chief Executive Officer

March 14, 1997                               Michael S. Nitta
                                             (Signature)
                                             Chief Financial Officer and
                                              Vice President Finance