Form 10KSB
period 1997-07-31
CASTLE GROUP INC
filed 1997-10-23
CIK 918543

                  U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-KSB

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     For the fiscal year ended July 31, 1997


[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from            to

                       Commission file number: 0-23338
                           THE CASTLE GROUP, INC.
               (Name of small business issuer in its charter)

                Utah                                     99-037845
   (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                  Identification No.)


 745 Fort Street, Tenth Floor, Honolulu, Hawaii           96813
    (Address of principal executive offices)            (Zip Code)


                 Issuer's telephone number: (808) 524-0900


       Securities registered under Section 12(b) of the Exchange Act:


                                    None


       Securities registered under Section 12(g) of the Exchange Act:


                        Common Stock, $.02 par value
                              (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]



Page 1 of 81 sequentially numbered pages.  The Exhibit Index appears on page 46

     Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Issuer's revenues for its most recent fiscal year:  $6,185,798

     Aggregate market value of issuer's common stock held by non-affiliates as of July 31, 1997: $ 7,399,531

     Number of shares outstanding of the issuer's common stock as of July 31, 1997: 5,089,030.

                 DOCUMENTS INCORPORATED BY REFERENCE:  None

         Transitional Small Business Disclosure Format (Check One):

                               Yes [x]  No [ ]

                              TABLE OF CONTENTS


                                   PART I
                                                            Page

Item 1.   Description of Business                             4

Item 2.   Description of Property                            11

Item 3.   Legal Proceedings                                  12

Item 4.   Submission of Matters to a Vote of
           Security Holders                                  13


                                   PART II

Item 5.   Market Price of and Dividends on the Company's
           Common Equity and Other Shareholder Matters       13

Item 6.   Management's Discussion and Anaysis and Results
           Of Operations                                     13

Item 7.   Financial Statements                               20

Item 8.   Changes in and Disagreements with Accountants      35


                                  PART III

Item 9.   Directors, Executive Officers,
           and Significant Employees                         36

Item 10.  Renumeration of Directors and Officers             40

Item 11.  Security Ownership of Certain Security
           Holders and Management                            43

Item 12.  Interest of Management and Others in
           Certain Transactions                              44


                                   PART IV

Item 13.  Exhibits and Reports on Form 8-K                   46

                                  PART I

Item 1.   Description of Business

General

     The Castle Group, Inc. (the "Company") is a Utah corporation engaged in the business of hotel and resort management, reservations, and sales and marketing. The Company operates its business under the trade names "Hawaiian Pacific Resorts" and "Castle Resorts and Hotels". At July 31, 1997, the Company had twenty seven hotel and resort management contracts for properties located across the Hawaiian Islands, covering 2,874 rooms. The Company plans to continue its expansion in the hotel and resort management business and has been actively seeking to increase the number of hotel and resort properties under management in the Hawaiian islands and the Pacific Basin.

     The properties under management include small budget inns as well as larger condominium resort hotels on all of the major islands within the State of Hawaii. In May of 1996, The Company entered into a two year lease for 167 units located in the Kuhio Village Resort ("KVR") located in
Waikiki.   The company does not own any of the properties under management and has no present or future plans involving the purchase of equity positions in any such properties other than described under the caption "Plan of Operations for 1998" under Item 1, Part I which follows.

     The Company's executive offices are located at 745 Fort Street, Suite 1000, Honolulu, Hawaii, 96813. The Company's telephone number is (808) 524-0900.

Development of Business

     The Company was organized under the laws of the State of Utah on August 21, 1981, under the name "Vector Communications, Inc." The Company was formed primarily for the purpose of conducting business activities in the communications industry and to invest in real estate, minerals and oil and gas development. On November 22, 1983, the Company changed its name to "Quest National, Inc."

     During the fiscal year ending July 31, 1984, the Company acquired a fifty percent interest in Guam Productions, Inc., a corporation organized under the laws of the Territory of Guam ("Guam Productions"), in exchange for 11,000,000 shares of the Company's "unregistered" and "restricted" common stock and $100,000, and persons affiliated with Guam Productions were elected to serve as directors and executive officers of the Company. Guam Productions' sole asset was an exclusive franchise to operate a lottery in the Territory of Guam through December 31, 1988. The Company's investment in Guam Productions was written off in fiscal year ending July 31, 1985, after initial attempts to operate the Guam lottery profitably were unsuccessful. The Company did not renew its annual option to extend the franchise. Its interest in Guam Productions was abandoned, and the Company ceased business operations in 1986.

     The Company was inactive until fiscal 1993. On June 4, 1993, the Company filed Articles of Amendment to its Articles of Incorporation with the Department of Commerce of the State of Utah, changing the name of the

Company to "The Castle Group, Inc.," reducing the authorized shares of common stock from 50,000,000 shares of $.001 par value per share to 20,000,000 shares of $.02 par value per share common stock and effecting a reverse split of the outstanding shares on a basis of one for twenty. As a result of the reverse split, the 21,330,500 outstanding shares of common stock were reduced to 1,066,530 shares (including an additional 5 shares resulting from "rounding" following the reverse split". The reverse split did not affect the proportional interest of any stockholder in the Company.

     On November 8, 1993, the Company and all of the stockholders of Castle Group, Ltd., a Hawaii corporation ("Castle Group Hawaii") entered into an Agreement and Plan of Reorganization (the "Castle Plan"). Pursuant to the Castle Plan the Company acquired all of the assets of Castle Group Hawaii, consisting primarily of four hotel and resort management contracts, in exchange for 2,100,000 post-split "unregistered" and "restricted" shares of the Company's common stock. The Company did not acquire any significant assets other than the management contracts and did not assume any material liabilities. Following the closing of the transaction, John G. Tedcastle and Hideo Nomura were appointed as directors of the Company.

     Castle Group Hawaii was originally organized in February, 1989 primarily for the purpose of managing 86 condominium units in the Hanalei Bay Resort which had been recently acquired by Hanalei Bay International Investors ("HBII"). HBII is a Hawaii limited partnership formed for the purpose of acquiring the Hanalei Bay Resort, a 134 unit resort condominium located in Princeville, Kauai, Hawaii. The partners of HBII include HBII Management Inc. owned by Rick Wall, Voyage Fourteen, Ltd. owned by John G. Tedcastle, L.C.C. Management Inc., owned by Judvihr Parmar, Nomura Firm and Nomura Holdings, owned by Hideo Nomura and Kenji Nomura, and Siam Commercial Bank.

     HBII made an offer to purchase all 134 condominium units of the Hanalei Bay Resort in November, 1988. HBII was able to purchase 86 condominium units. Rick Wall, John G. Tedcastle, and Judvihr Parmar then formed Castle Group Hawaii to manage the acquired condominium units and entered into a management contract with Castle Group Hawaii. The contract was not modified after the acquisition of Castle Group Hawaii by the Company. Management believes that the terms of the management contract are no less favorable to Castle Group Hawaii than contracts that could have been negotiated with non-affiliated third parties. The management contract provided for full management of the condominium units, including sales, staff supervision, accounting and maintenance. Following the execution of the management contract, the Hanalei Bay Resort was severely damaged by Hurricane Iniki, causing the resort to cease hotel operations. The resort was initially scheduled to reopen on May 1, 1994, but construction delays resulted in the opening being postponed to August 1, 1994.

     Between the time of its formation and the closing of the Castle Plan, Castle Group Hawaii secured three more management contracts with the Association of Apartment Owners of Hanalei Bay Resort, Kaluakoi Villas and West Molokai Resort Condominium Owners Association. Each of these contracts were assigned to the Company in connection with the Castle Plan.

     The operations of Castle Group Hawaii were relatively small at the time of the closing of the Castle Plan. The total revenues for the years ended July 31, 1992 and 1993 were $231,156 and $317,532, respectively. Expenses for these periods consisted mostly of management salaries and rent for its principal executive offices in Honolulu, Hawaii. Castle Group Hawaii had approximately ten employees, all of whom were hired by the Company.

     On November 8, 1993, in connection with the closing of the Castle Plan, the Company sold 1,000,000 post-split shares of its common stock at a price of $2.00 per share in a private placement. 250,000 shares were sold to Akira Fujii, a resident of Japan, and 750,000 shares were sold to N.K.C. Hawaii, Inc. ("NKC Hawaii"), a Hawaii corporation owned and controlled by Ryoji Takahashi, a resident of Japan, and his family which includes Ms. Motoko Takahashi. Following the sale of these shares, Mr. Fujii and Mr. Takahashi were appointed as directors of the Company. On March 15, 1995, Motoko Takahashi was also appointed as a director and corporate secretary of
the Company.   Prior to their purchase of shares in the Company, Mr. Fujii and NKC Hawaii had no affiliation with the Company, Castle Group Hawaii or HBII, other than an option Nichiman International, a Hong Kong based company owned by Mr. Ryoji Takahashi, acquired in 1992 which entitled it to purchase a 3% interest in HBII.

     On November 10, 1993, the Company purchased all of the stock of KRI, Inc. ("KRI"), a Hawaii corporation doing business as "Hawaiian Pacific Resorts," in exchange for 650,000 post-split "unregistered" and "restricted" shares of the Company's common stock and $400,000 in cash, subject to a holdback of $240,000 to cover any operating losses incurred by KRI during the 18 months following November 10, 1993. An additional $800,000 was paid to the selling stockholders of KRI in exchange for certain non-competition covenants.

     Upon closing of the purchase of KRI, KRI became a wholly owned subsidiary of the Company. Kimo Keawe, the president of KRI, was appointed senior vice president and director of the Company. Michael S. Nitta, KRI's secretary and treasurer, was appointed as the Company's vice president of finance. On July 8, 1995, Mr. Nitta was appointed chief financial officer of the Company.

     Prior to its acquisition by the Company, KRI managed several hotels and resorts located in the State of Hawaii, including Waikiki Hana Hotel, Queen Kapiolani Hotel, Kuhio Village Resort, Maui Beach Hotel, Maui Palms Hotel, Hilo Hawaiian Hotel, Kauai Resort Hotel, Kona Reef Hotel and Wailea Oceanfront Hotel. KRI operated its business under the name "Hawaiian Pacific Resorts."

     The business operations of KRI at the time of its acquisition were far more significant than those of Castle Group Hawaii. KRI managed and controlled the operations of between five and nine hotels in 1992 and 1993, with total revenues of $1,120,041 and $1,284,804 for the years ending July 31, 1992 and 1993, respectively. Its expenses consisted primarily of management, accounting and reservation personnel payroll and other sales related expenses. At the time of its acquisition by the Company, KRI did not have any significant assets other than its management contracts and accounts receivable, had no material liabilities other than its trade accounts payable, and had approximately 250 employees.

     The business operations of KRI at the time of its acquisition also included a 62% interest in HPR Advertising, Inc. ("HPR Advertising") a corporation organized under the laws of the State of Hawaii. HPR

Advertising was set up in 1989, with its primary operation being the advertising of the hotels & resorts managed by KRI. The 38% minority interest in HPR Advertising was owned by certain employees of KRI. On July 31, 1995, KRI purchased all of the minority interests in HPR Advertising for $380 and HPR Advertising became a wholly owned subsidiary of KRI.

     Several of KRI management contracts cover hotels and resorts owned by the former stockholders of KRI, including Waikiki Hana Hotel, Maui Beach Hotel and Hilo Hawaiian Hotel. These contracts were not modified after the acquisition of KRI by the Company. Management believes that the terms of these management contracts are no less favorable to KRI than contracts that could have been negotiated with non-affiliated third parties.

     On February 1, 1994, the Company filed with the Securities and Exchange Commission a Registration Statement on Form 10-SB to register its common stock, $.02 par value, under the Securities and Exchange Act of 1934. The Registration Statement became effective on May 2, 1994.

Business

     With the completion of the acquisitions of Castle Group Hawaii and KRI in November of 1993, the Company succeeded to the business operations of these entities and was firmly engaged in the management of hotels and resorts in the Hawaiian islands. As of September 1997, The Company has since then added a net of fourteen management contracts to its portfolio of hotel and resort management contracts, and plans to continue with its expansion by actively seeking and acquiring additional contracts with hotels and resorts in the Hawaiian islands and the Pacific Basin.

     Management believes the consolidation of the business operations of Castle Group Hawaii and KRI into one entity which specializes in hotel and resort management better serves the public by offering a wider range of rooms and services at competitive prices. From the hotel and resort owners' point of view, management believes the size of the consolidated entity provides increased visibility, cost savings by consolidation and allows a hotel or resort a better opportunity to sell its accommodations during periods of time when the market for such accommodations is depressed. Management believes that the concentration of this wider range of accommodations gives the Company greater access to numerous wholesalers who book accommodations in large blocks and who are more likely to deal with companies having a greater range of locations and prices than individual hotel or resort properties or companies with a limited product line. The large concentration of accommodations also allows for more cost effective sales, marketing and advertising due to the economies of scale, with an economical apportionment of the expenses over a wider range of accommodations. Management also believes that in markets where there is a tendency to overbook accommodations, the Company has a greater inventory of available rooms as backup accommodations.

     Pursuant to the majority of the management contracts with the hotels and resorts, the Company provides total management of the hotel and resort facilities, including supervision of staff and employees, reservation services, food and beverage services, housekeeping, accounting and preparation of annual budgets and pro forma operating statements, and physical maintenance. In some instances, the Company's management contract provides for services which only include sales, marketing and reservations.

     Under the majority of the management contracts, The Company is not responsible for any of the direct operating expenses of the client hotels or resorts. All of the operating expenses of the hotel or resort are paid directly by the hotel or resort. Examples of expenses paid directly include payroll, repairs, food and room cleaning. The Company may hire the personnel to perform these services, but the hotel or resort is ultimately responsible for the payment of these services. The Company is responsible for its own costs only, and those costs usually include administrative, sales, marketing and reservation expenses.

     The Company is compensated by the client hotels and resorts by earning a percentage of gross sales revenues accrued to the hotel or resort. Many contracts also provide for additional compensation in the form of incentive, marketing, reservation and accounting fees.

     Under a few of the management contracts, The Company returns a fixed percentage of gross revenues to the hotel or resort owners. The balance of revenues remaining after such payment to the owners are used to pay operating expenses associated with the property. The Company's management fee under these types of agreement are the funds remaining after the payment to the owners and the payment of operating expenses.

     On May 1, 1996, the Company leased 167 rooms located within the Kuhio Village Resort (KVR), located in Waikiki on the island of Oahu. Terms of the lease call for a fixed monthly rent to be paid to the hotel owner, plus a percentage of the hotel's operating profits in excess of $100,000 per year. The lease agreement expires on March 31, 1998 and may be renewed for an additional four years. Management believes, although no assurance can be given, that the hotel operations at the KVR shall be profitable.

     At July 31, 1997, the Company had twenty seven hotel and resort management contracts. The Company plans to continue its expansion and has been actively seeking to increase the number of hotel, resort and condominium properties under management in the Hawaiian islands and the emerging markets of other Pacific Basin countries.

     Management believes that the emerging tourism markets of other Pacific Basin countries such as Saipan, Guam and Indonesia will provide additional opportunities for expansion and has focused efforts in these regions. On September 1, 1997, the Company entered the foreign markets with the signing of a full management agreement with the Aquarius Beach Tower (ABT), located in Saipan. The ABT is a 67 unit condominium resort which is scheduled to open on November 1, 1997.

Conflicts of Interest

     The potential exists for a conflict of interest when the Company enters into a management contract with a hotel or resort in which stockholders of the Company own or otherwise have an interest. Management will, whenever possible, require that material terms and provisions of the management contracts negotiated with affiliated entities to be no less favorable than those that could have been negotiated at arms length. It is management's belief that all of its management contracts are on terms which are no less favorable than those which are negotiated with owners not affiliated with The Company.

Principal Products and Services

     The principal services provided by the Company are the management, reservations, sales and marketing of hotel and resort condominiums. Principal clients include owners of these hotels and resorts which includes individuals, general and limited partnerships, corporations and associations.

     In addition to management of transient rental operations of a property, the Company also manages the Association of Apartment Owners ("AOAO") for its client properties. The Company operates and supervises all aspects of the property's day to day operations, subject to direction from the AOAO's board of directors. These functions may include but are not limited to employee training, property maintenance, accounting, finance, benefits administration and purchasing. The Company earns a fixed monthly fee for providing these services.

     Under the majority of the Company's management contracts, the Company provides total management of the facilities, including supervision of staff and employees, reservation services, food and beverage services, housekeeping, accounting, preparation of annual budgets and pro forma operating statements and physical repairs & maintenance. Under certain contracts, the Company only provides sales, marketing, reservations and advertising services.

     Products and services incidental to the management of hotels and resorts are readily available from a number of suppliers, and include bedding and toiletries, glassware, cleaning supplies and related equipment and ground maintenance supplies and related equipment. These products and supplies are usually provided by the hotel or resort. In some instances the Company may contract for these products and services on behalf of the hotel or resort.

     The Company also receives revenues in the form of commissions through its centralized purchasing network. Fees are generated from the sharing of savings enjoyed by its managed hotels and resorts by centralizing the purchasing for the hotels and resorts managed by the Company, thereby reducing the costs to the managed properties.

Competition and Competitive Position in the Industry

     The management and marketing of hotels and resorts in the State of Hawaii is very competitive, as the travel industry is one of the largest industries contributing to the state's economy. The Company competes with national, regional and local management companies, some of which have a larger network of locations, greater financial resources and better name recognition than The Company. The primary companies which the Company considers to be its main competitors and the number of years each has been in business are: Aston Hotels and Resorts (30 years), Colony Hotels & Resorts (25 years), Classic Resorts (13 years), Village Resorts (20 years), and Outrigger Hotels & Resorts (50 years). Each of the competitors offer the same type of services provided by The Company and has bid against The Company in the past. The competition for management contracts has led to reduced profit margins and to more management contracts under which a guaranteed return to the homeowner is required.

     The management and marketing of properties in the emerging market of the Pacific Basin is also very competitive, as Aston Hotels & Resorts and Outrigger Hotels & Resorts have recently focused efforts in these areas.

     The executive officers and key employees of the Company possess substantial experience in the resort, condominium and hotel management industry, much of which was with the principle competitors listed above.
The senior management and the Company's infrastructure relative to sales and marketing, central accounting and administrative support are believed by management to be as comprehensive and complete in the Hawaiian segment of this industry as any of its competitors. Although the Company commenced its operations in November 1993, management has been successful in more than doubling the number of contracts, many of which were previously managed by competitors of the Company. In its brief operating history, The Company has lost only one property to one of its competitors.

Sources and Principal Suppliers

     The sources of the Company's revenues are generated as a percentage of the gross revenues of the hotels and resorts managed by the Company and therefore, the sources of revenue for the hotels and resorts have a substantial impact on the revenues of the Company. The sources of the principal business generated by the Company for its clients are the wholesalers, tour operators and general public with whom the Company has established long-term relationships, including travel agents throughout the world.

     The Company has hundreds of tour operators and wholesalers under contract. These contracts give the tour operators and wholesalers the right to sell the hotel and resort rooms that the Company manages at rates which are discounted due to the large volume of business. These contracts are typical of the industry and provide the Company with a ready market for the hotel and resort rooms it manages. These contracts are not exclusive and the Company does market its rooms under contract through its own reservation and marketing network.

Dependence on One or a Few Customers

     The loss of one or more of the larger hotels or resorts managed by the Company may have an adverse impact on the Company's gross revenues and earnings. Management intends to increase the number of properties under management and thereby minimize the potential adverse effects which may result from the loss of one of the larger hotels or resorts currently under management. Management believes that it has made significant progress in minimizing the adverse financial effects of losing properties in its management portfolio.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts

     With the exception of the management contracts and the tradenames "Hawaiian Pacific Resorts" and "Castle Resorts & Hotels," the Company does not have any material patents, trademarks, licenses, franchises, concessions, or royalty agreements, the loss, or expiration, of which would have a material adverse impact on the Company.

     At July 31, 1997, none of the employees of The Company or properties managed by the Company were subject to any labor contract.

Governmental Approvals and Regulations

     To the best of management's knowledge, the products and services provided by the Company are not subject to governmental approval. The extent of future promulgation of new regulations detrimental to the visitor industry could have a substantial impact on the Company's profitability.
The hotel industry may be adversely effected by regulations which cover wages, benefits, pricing, taxes and availability of financing. In addition, the Company has expanded outside of the United States and are subject to International laws and the laws and regulations of foreign countries. To the best of management's knowledge, there are no existing or probable governmental regulations covering the present or intended business operations of the Company that do or are anticipated to have a material adverse impact on the Company's business, financial or otherwise.

Environmental Regulations

     Management believes there are no material environmental laws, rules and regulations that do or are likely to have a material adverse impact on the Company, and such regulations as they apply to the present and contemplated business operations of the Company. Management also believes that those regulations related to hazardous material and waste disposal, can be readily complied with by services provided by local governmental agencies or numerous private contract suppliers. The Company is not aware of any environmental claims pending or threatened against it or against the owners of the properties managed by the Company, however, no assurances can be given that such a claim will not be asserted against the Company in the future.

Employees

     In some of the properties managed by the Company, all of the property employees are employees of the Company instead of the property owner. At July 31, 1997, the Company had approximately 650 employees. Approximately 500 employees were full time and 150 were part time. The total number of employees employed at all properties represented by the Company was approximately 1,000 at July 31, 1997, of which approximately 800 were full time and 200 were part time. The number of categories in which these employees serve may vary greatly from month to month, depending on the season. The Company considers its relations with its employees and employees of its clients whom it supervises to be excellent.

Seasonal Business

     Tourism in general is seasonal, though to a lesser extent in the State of Hawaii where tourism represents one of the principal industries. Seasonal fluctuations will occur, however, affecting occupancy rates, the number of employees required for management related services and quarterly revenues, expenses and earnings.

Item 2.   Description of Property.

     The Company leases 11,357 square feet of office space for its principle executive offices at Suite 1000, 745 Fort Street, Honolulu, Hawaii 96813. The initial lease for these premises was for a five year period commencing June 1, 1994, and ending May 31, 1999, at a monthly rental of $11,130 plus the costs of common area management.

     The Company's wholly-owned subsidiary, KRI, leases approximately 3,035 square feet of office space at a rental of $6,373.50 per month plus the costs of common area management. The initial lease commenced on April 1, 1988, and was extended on April 1, 1993, to March 31, 1998. KRI has the right to an additional five-year extension at a rental rate to be mutually determined and agreed upon between KRI and the lessor, in accordance with the lease. The leased premises are used for the operation of the central reservations department, which is operated under the name "Hawaii Reservations Center Corp."

     KRI also leases 167 units located within the Kuhio Village Resort for a fixed monthly rental plus general excise tax. The lease also provides for additional annual rents as a percentage of net operating profits in excess of a specified sum per year. The initial lease commenced May 1, 1996 and expires March 31, 1998. KRI has the option to extend the lease for an additional four years at a rental rate to be mutually determined between KRI and the lessor. The leased premises are utilized by KRI for a hotel operation.

Item 3.   Legal Proceedings

     The Company is a named defendant in Berke v. Castle Group, Ltd., et al. Civil No. 96-00766, United States District Court, District of Hawaii, filed on September 16, 1996. The plaintiffs are the owners of one apartment unit and the owners of partial interests in two other apartments at the Hanalei Bay Resort who purport to be filing a class action suit for other apartment owners, and also claim that the suit is a derivative action on behalf of the Association of Apartment Owners of Hanalei Bay Resort (AOAO). The suit contains allegations that the Company acted without authorization with regard to payment of insurance funds related to the reconstruction of the Hanalei Bay Resort following hurricane Iniki in 1992. Remedies sought against the Company include unspecified amounts of general damages, punitive damages and removal of the Company as managing agent for the AOAO.

     Management vehemently disagrees that the Company acted without the authorization of the AOAO and intends to defend vigorously against the plaintiffs. The Litigation Committee of the AOAO has conducted an independent investigation of the allegations contained in the lawsuit. Their investigation disclosed that the Company acted properly in its capacity as the managing agent of the AOAO, and that all payments of insurance funds were fully authorized by the AOAO. The Company has filed a motion to dismiss the lawsuit. Because of the aforementioned, management believes that the lawsuit is without merit and shall be dismissed or adjudicated in favor of the Company.

     The Company is subject to various other claims and lawsuits which are normal and reasonably foreseeable in light of the nature of the Company's business and the growth in the Company's business. In the opinion of management, although no assurances can be given, the resolution of these claims will not have a material adverse effect on the Company's financial position. Further, to the knowledge of management, no director, officer, affiliate or record or beneficial owner of more than 5% of the common voting stock of the Company is a party adverse to the Company or has a material adverse interest to the Company in any material proceeding.

Item 4.   Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of the security holders of record during the fourth quarter ended July 31, 1997.


                                   PART II

Item 5. Market Price and Dividends on the Company's Common Equity and Other Shareholder Matters.

Market Information

     The Company's common stock is listed on the "Electronic Bulletin Board" of the National Association of Securities Dealers, Inc., under the symbol "CAGU." There has been only limited trading activity in the common stock of the Company. The following table sets forth the high asked and low bid prices for the Company's stock for each of the full quarters during the year ending July 31, 1997. The following market quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

       Quarter Ended                 Low Bid           High Asked

     October 31, 1996               $   .750           $   1.625
     January 31, 1997                   .750               1.750
     April 30, 1997                     .750               1.750
     July 31, 1997                     1.125               2.375

Holders

     The number of record holders of the Company's common stock as of July 31, 1997 was approximately 270.

Dividends

     The Company has not paid any dividends with respect to its common stock, and does not intend to pay dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business. There are no present material restrictions that limit the ability of the Company to pay dividends on common stock or that are likely to do so in the future.


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

   The Company is a Utah corporation which earns revenues primarily by providing management, reservations and sales and marketing services to hotels and resorts. The Company currently operates within the State of

Hawaii under the trade names "Hawaiian Pacific Resorts" and "Castle Resorts and Hotels".

   The Company's revenues are derived from management fees, sales & marketing fees, reservation fees, accounting fees, commissions, incentive fees and other fees from the properties it represents pursuant to the terms and conditions of its management contracts. In addition to the fees described, the Company also earns revenues from transient and long term rentals and other hotel related income from its leased hotel. The revenues of the properties which are managed by the Company, except as mentioned herein, are not recorded as revenues of the Company.

   The Company's operating expenses are comprised of labor, reservations fees and other costs associated with operating as a management company. The expenses of the properties which are managed by the Company, except as mentioned herein, are not recorded as expenses of the Company.

   As of September 22, 1997, the Company had 28 contracts covering 3,055 rooms, all except 68 rooms located in Saipan being situated within the State of Hawaii. Under the management contracts, the Company is typically responsible for the supervision and day to day operations of the property in exchange for a base management fee with is based on gross revenues. In some cases, the Company also participates in the profitability of the properties it manages and may earn an incentive fee based on the net operating profits of the property managed. Sales and marketing and reservation fees earned from the properties are based on the gross revenues of the property. The Company is also reimbursed for direct advertising and marketing expenditures it makes on behalf of the property, all in accordance with the terms and conditions of the management contracts. The Company also earns commissions and other fees from the properties managed by providing centralized purchasing services to the hotel owners. Under these arrangements, the net savings to the property owner from centralized purchasing are shared between the Company in the form of commissions and to the property owner in the form of cost savings.

   Hotel revenues consist of revenues from 167 rooms leased by the Company. Under this arrangement, the Company includes as its own revenues the entire property revenues which includes hotel transient rental income as well as the total expenses incurred to operate the property. The property is situated in Waikiki, Hawaii. The Company does not currently own any other real property interest in fee or leasehold.

Overview

   The lodging industry has been, historically, seasonal in nature. The Company generally reflects higher revenues from the fees generated by its properties in the first and third quarters of its operating year, which may cause expected fluctuations in the Company's quarterly revenues and net earnings.

Results of Operations

For the Years Ended July 31, 1996 and 1997

Sales

   For the year ended July 31, 1996 and 1997, the Company had total revenues of $4.11 million and $6.19 million, respectively, representing an increase of $2.08 million or 51%. The increase in revenues was attributable to $1.48 million in hotel revenues and $.60 million in management and other management related income. Because the Company acquired the leasehold interest to 167 rooms operated as a hotel in May of 1996, total revenues for the two periods does not provide an accurate comparison for means of measuring performance. For the nine months ended April 30, 1996 and 1997, the Company had unaudited management related revenues of $2.8 million and $3.2 million, an increase of $400,000 or 14.2%. The increase in management related income is due to the expansion and maturing of the Company's client base. In 1996, the Company was successful in acquiring and/or starting the rental operations of four properties and therefore, the revenues included for 1997 covers twelve months of operation as opposed to only fractional portions of the year in 1995. The Company was also successful in increasing the revenues of its managed properties which favorably impacts the Company's management fees, which are generally based on the room revenues for the property.

Costs and Expenses

   Operating expenses for management operations were $3.79 million for the year ended July 31, 1997 as compared to $3.66 million for the prior year, an increase of $130,000 or 4%. The increase in operating expenses were attributable to the costs associated with the 51% increase in revenues for the year. Included in 1997 is the elimination of deferred compensation payable of $250,000 and the unamortized balance of the deferred compensation expense of $62,500 resulting from the forfeiture of a stock option granted to an officer of the Company; this resulted in a reduction in payroll and benefits expense of $187,500 in 1997. Operating expenses for hotel operations were $1.9 for the year ended July 31, 1997 as compared to $.45 million for the three months of hotel operations ending July 31, 1996.

   Depreciation and amortization expense decreased by $202,000 for the year ended July 31, 1997, primarily due to the amortization in full of the non-competition agreements incurred upon the purchase of KRI, Inc. as of October 31, 1996. The non-competition agreements were purchased for $800,000 in November of 1993 and covered a period of three years. Monthly amortization expense of $22,222 was recorded between the months of November 1993 through October 1996. Of the $202,000 decrease for fiscal 1997, $200,000 is attributed to the non-existence of this amortization expense for the months of November 1996 through July, 1997.

   Interest expense decreased by $16,000, from $68,000 to $52,000 for the year ended July 31, 1997 as compared to the prior year. The decrease in interest expense is attributed to a lower amount of indebtedness. The Company fully paid off its contract payable in June of 1997 and during the year reduced its indebtedness on the line of credit by $25,000 in February of 1997 (See Note 5 to the financial statements).

Net Income (Loss)

   The Company reported net income of $188,552 and a net loss of $544,962 for the fiscal years ended July 31, 1997 and 1996, respectively. As discussed above, the increases in management related income at a minimal incremental cost, the fully amortized non-competition agreements and the forfeiture of a stock option granted to an officer of the Company resulted in the Company improving it's net income by $733,514 for the fiscal year ended July 31, 1997.

For the Years Ended July 31, 1995 and 1996

Sales

   Total revenues for the year ended July 31, 1996 were $4.10 million, an increase of $1.14 million or 38.5% over total revenues for 1995. Revenues from management operations were $3.65 million as opposed to $2.97 million
for the prior year, an increase of $.68 million or 23%.   The increase in
management related income is attributable to the increase in the number of rooms managed by the Company. As of July 31, 1996 the Company managed 2,749 rooms as opposed to 2,427 rooms as of July 31, 1995. Revenues from hotel operations were $459,000, representing the revenues attributed to a lease agreement on 167 hotel rooms entered into on May 1, 1996.

Costs and Expenses

   Operating expenses for management operations were $3.65 million for the year ended July 31, 1996 as compared to $3.48 million for the prior year, and increase of $.17 million or 4.9%. The increase in operating expenses for the management operations were primarily attributable to the increase in cost associated with the 23% increase in management related income. Operating expenses for hotel operations were $473,000 for year ended July 31, 1996 on revenues of $459,000.

   As mentioned previously, the hotel industry is subject to seasonal fluctuations in revenues. The first and third quarters of the Company's fiscal year are typically busier months for the tourist industry. The Company signed the lease agreement for the 167 hotel units on May 1, 1996. As of July 31, 1996, the results of operations from hotel operations encompassed the fourth quarter ended July 31, 1996. The hotel operations reported an operating loss of $14,000 for the three month period, as this quarter is one of the low seasons for tourism in Hawaii, where the property is situated and is not indicative of the results of operations for a whole year.

   Depreciation and amortization expense increased by $12,000 for the year ended July 31, 1996 due to the depreciation of equipment and furnishings exceeding the decrease caused by assets becoming fully depreciated or amortized.

   Interest expense increased by $14,000, from $54,000 to $68,000 for the year ended July 31, 1996 when compared to the prior year. The increase in interest expense is attributed to interest incurred on the borrowing against a line of credit and the conversion of advances received from former KRI, Inc. stockholders to a note payable at 6% interest on July 31, 1995.

Net Income (Loss)

   The Company reported net losses of $1,017,324 and $544,962 for the fiscal years ended July 31, 1995 and 1996, respectively, an improvement of $472,362. As discussed above, the combination of increased revenues at a minimal incremental increase in operating costs contributed to the reduction of the Company's net loss for the fiscal year ended July 31, 1996.

Liquidity and Capital Resources

   The Company's primary sources of working capital are cash flow from operations and borrowing. Net cash provided from operations was $890 in fiscal 1996 and a deficit of $374,600 in fiscal 1997. The Company had unrestricted cash of $220,951 and $268,938 at July 31, 1996 and 1997, respectively.

   At July 31, 1997, the Company's balance sheet reflected $268,938 of cash representing an increase of $47,987 from July 31, 1996. During the year ended July 31, 1997, cash used in operating activities exceeded cash provided by operating activities by $333,957. Cash provided by investing activities was $22,199 and cash provided by financing activities was $359,745.

   In July of 1997, the Company sold 222,100 shares of "unregistered" and "restricted" stock for a gross price of $2.00 per share, or an aggregate of $425,399 (net of commissions and other fees) in a private placement. The shares were subscribed and paid for as of September 18, 1997, and the stock certificate was subsequently issued.

   The Company has available a $300,000 line of credit dated October 21, 1994 which is personally guaranteed by four of the directors of the Company. The line of credit was initially due on October 21, 1995, and has been extended for periods of three months each through September 1997. The Company made draws against the line of credit for $275,000 during the fiscal year ended July 31, 1995. The Company subsequently repaid $25,000 of the line of credit in April 1997. Proceeds received from the sale of shares of Common Stock offered hereby will be utilized to repay the outstanding balance of $250,000 on the line of credit. Management plans to have the line of credit available following the payment of the outstanding balance, in order to provide additional liquidity to the Company if needed. Management believes, although no assurances can be given, that the line of credit may be further extended if necessary.

   The Company had a net working capital deficit of $764,731 as of July 31, 1996 and net working capital of $87,325 as of July 31, 1997.

   As of July 31, 1997, net working capital included liabilities due to affiliates in the amount of $40,128 consisting of $18,000 in notes payable to former stockholders of KRI, Inc. representing the undistributed cost on the acquisition of the stock of KRI, Inc., and $22,128 in interest accrued on the notes payable. Also included in net working capital is $76,230 in unamortized deferred revenues related to a signing bonus of $316,000 in cash paid to the Company by one of its vendors in April of 1994 as a result of the Company entering into a three year contract with the vendor. The deferred revenues are being amortized over three years.

   At July 31, 1997, the Company's accounts receivable consisted of $197,250 in sales, marketing, and reservations reimbursements, $659,300 of management and other fees, and $186,950 in receivables for transient room rentals.
Sixty three percent (63%) of the total accounts receivable was current, sixteen percent (16%) was 30 to 60 days past due, eleven percent (11%) was 60 to 90 days past due, and ten percent (10%) was more than 90 days past due.
At July 31, 1997, the Company had a receivable balance of $197,730 from Hanalei Bay Resort (see item 6 below), none of which was more than 90 days past due.

   The Company has, in the past, met its financial obligations through its line of credit with Hawaii National Bank and through the issuance of notes to the former stockholders of KRI, Inc. The Company currently has available an additional $50,000 from its line of credit, and plans to further extend the due dates of the notes to the former stockholders of KRI, Inc., if necessary. Although no assurances may be given, Management believes that it has built up its revenue base to a level which will sustain a net operating profit, allowing the Company to meet its current obligations. Management further believes that the Company shall have sufficient cash flow for its business operations for the next year. In addition, although no assurances may be given that the Company will be successful, the Company plans to obtain additional financing through a secondary offering of its stock, and is currently in the process of registering 1,600,000 shares for sale in a public offering.

   Management believes, although no assurances can be given, that the combination of the net proceeds of this offering, net of repayment of borrowing, net cashflow generated from operations, and the future availability of credit facilities will be sufficient to fund the operations of the Company and its future anticipated growth.

   The Company has no present plans involving the sale or purchase of any properties, assets or business.

PLAN OF OPERATION

   The Company is one of the leading regional hotel and resort management companies within the State of Hawaii. At September 22, 1997, the Company had 28 management or sales, reservations and marketing contracts covering 3,055 rooms. The Company also leases and operates as a hotel 167 rooms in a condominium complex domiciled in Waikiki in the State of Hawaii.

   The properties represented by the Company appeals to a wide variety of the public market as the Company manages a wide spectrum of property types from the luxury condominium resorts with room rates of $450 to the small budget inns with an average rate of $40. The Company believes that the availability of differing products provides appeal to all levels of business or leisure traveler.

   The Company has experienced significant growth since its commencement of operations in November of 1993. From November of 1993 through September of 1997, the number of contracts has more than doubled, from 13 to 28; the number of rooms managed also increased substantially during this period, from 1,684 to 3,055.

   Although no assurances can be given, the Company plans to expand its portfolio of management contracts both within the State of Hawaii and outside of Hawaii in areas such as Saipan, Guam and other Pacific Basin destinations. In addition to Hawaii, management believes that there are many opportunities to expand its client base in the emerging markets of the Pacific Basin. In addition to signing on independent hotels and resorts, the Company may achieve its desired goals through joint venture investments, leases and/or acquisitions of management contracts and/or companies.

   Effective August 1, 1997, the Company was successful in entering the foreign market of the Pacific Basin when it signed a management agreement with the Aquarius Beach Tower, a 68 unit condominium resort located in Saipan. Although no assurance can be given, it is management's belief that it will be able to effectively manage this property and to also continue its expansion in the Pacific Basin.

   With the increase in the management contracts, the number of hotel and resort employees that the Company will supervise may increase significantly. The Company is presently negotiating for both small budget hotels and large luxury condominium resorts and therefore, it is impossible at this time to predict the number of additional employees that it will supervise or that it will be required to hire for the hotels and resorts during the next fiscal year.

   On July 31, 1995, the Company invested $100,000 into a reorganization plan instituted by HBII. Under terms of the HBII reorganization plan, the eighty seven units owned by HBII will be sold under a timeshare plan and investors in the timeshare plan may receive up to four times their investment over the life of the timeshare plan. As of July 31, 1997, the Company has received a total of $155,000 from this investment. Of the funds received, $38,800 represents a return of the initial investment and $116,200 represents a gain to the Company. Management is confident, although no assurances can be given, that the HBII reorganization plan shall continue be profitable for the investors.

   On August 1, 1994, the Company entered into a contract with Hawaii Reservations Center Corp. ("HRCC"), a company controlled by Charles M. McGee, pursuant to which HRCC shall provide reservation services for hotels and resorts managed by the Company. Since the purchase of KRI, reservation services have been provided by KRI. The fees to be paid by the Company include a fixed monthly fee plus commissions. The Company also agreed to sell to HRCC the assets of the reservation offices of KRI, which consisted of office equipment. As consideration for the equipment, HRCC agreed to employ the reservation department employees of KRI and to assume the liability for the accrued vacation of such employees. KRI realized a gain of $4,372 on the transaction, as the value of the accrued vacation exceeded the net book value of the office equipment sold.

   It is management's belief that the contract with HRCC are on terms which are no less favorable than those which could be negotiated with companies not affiliated with The Company, however, in May of 1997, the Company renegotiated its contract with HRCC with regard to the fees charged. Under the renegotiated agreement, the fees paid to HRCC shall be based upon the monthly room revenues of the properties managed by the Company, subject to a minimum monthly fee. Management believes, although no assurances can be given, that the Company shall enjoy lower reservations costs under the new agreement.

Item 7.  Financial Statements

                                  PART F/S


Financial Statements                                             Page No.

July 31, 1997 and July 31, 1996

   Report of Independent Accountants -
     Coopers & Lybrand, L.L.P                                       21


   Consolidated Balance Sheets -
     July 31, 1997 and 1996                                         22


   Consolidated Statement of Operations
     for the years ended July 31, 1997 and 1996                     23


   Consolidated Statement of Stockholder's Equity
     for the years ended July 31, 1997 and 1996                     24


   Consolidated Statement of Cash Flows
     for the years ended July 31, 1997 and 1996                     25


   Notes to the Consolidated Financial Statements                   27

                      REPORT OF INDEPENDENT ACCOUNTANTS


The Board of Directors
The Castle Group, Inc.


We have audited the accompanying consolidated balance sheets of The Castle Group, Inc. and Subsidiary as of July 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Castle Group, Inc. and Subsidiary as of July 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


                                                COOPERS & LYBRAND L.L.P.


Honolulu, Hawaii
September 19, 1997

                    THE CASTLE GROUP, INC. AND SUBSIDIARY
            Consolidated balance sheets - July 31, 1997 and 1996

                                                  1997           1996
Assets
Current Assets:
 Cash                                        $   268,938    $   220,951
 Accounts receivable, less allowance for
  doubtful accounts of $25,405 and $18,200
  in 1997 and 1996, respectively                 820,368        737,729
 Due from related party                          197,730        371,717
 Prepaid expenses                                 89,779         56,637
 Restricted cash                                  19,941         26,536
 Deferred cost, current                             --          159,432
 Deferred compensation expense, current             --           50,000
     Total current assets                      1,396,756      1,623,002
Furniture, Fixtures and Equipment, Net            82,571         92,936
Other Assets:
 Deposits                                         63,021         62,971
 Investment in HBII Timeshare Program             61,240        100,000
 Intangibles, net                                 12,928         89,937
 Deferred compensation expense, non-current         --           62,500
     Total other assets                          137,189        315,408
Total Assets                                 $ 1,616,516    $ 2,031,346
               Liabilities And Stockholders' Equity (Deficit)
Current Liabilities:
 Accounts payable                            $   613,791    $ 1,062,517
 Vacation payable                                109,233        111,183
 Wages payable                                    84,567         94,269
 Taxes payable                                    36,143         33,611
 Due to related party, current                    18,000        184,400
 Long-term debt, current                         250,000        434,432
 Deferred compensation payable                      --          250,000
 Deferred income                                  76,230        101,640
 Other accrued liabilities                       121,467        115,681
     Total current liabilities                 1,309,431      2,387,733
Long-Term Debt, non-current                      166,400           --
Deferred Income                                     --           76,230
Commitments and Contingencies
Stockholders' Equity (Deficit):
 Common stock, $.02 par value, 20,000,000
  shares authorized, 5,089,030 shares issued
  and outstanding in 1997 and 1996               101,781        101,781
 Common stock subscribed and unissued,
  222,100 shares                                 384,750           --
 Capital in excess of par                      2,118,222      2,118,222
 Accumulated deficit                         ( 2,464,068)   ( 2,652,620)
Total stockholders' equity (deficit)             140,685    (   432,617)
Total Liabilities and
 Stockholders' Equity (Deficit)              $ 1,616,516    $ 2,031,346

The accompanying notes are an integral part of the consolidated financial statements.

                    THE CASTLE GROUP, INC. AND SUBSIDIARY
                    Consolidated statements of operations
                 for the years ended July 31, 1997 and 1996


                                             1997           1996

Revenues:
 Hotel revenues and management fees
  (includes $167,053 in 1997 and $142,082
  in 1996 of Hawaii general excise taxes)    $ 5,219,506    $ 3,742,408
 Other income                                    966,292        369,218
                                             -----------    -----------
     Total revenues                            6,185,798      4,111,626
                                             -----------    -----------
Expenses:
 Payroll and benefits                          2,401,567      1,968,255
 Rent                                          1,155,212        584,548
 Reservation expense                             919,857        912,279
 Repairs and maintenance                         358,655        103,995
 Depreciation and amortization                   263,322        464,867
 Taxes                                           215,470        151,522
 Professional fees                               131,271         88,822
 Advertising                                     102,351         66,220
 Insurance                                       101,984         93,351
 Travel and entertainment                         80,881         37,906
 Utilities                                        60,257         41,152
 Office expense                                   50,197         35,408
 Other                                           104,288         40,297
                                              -----------    -----------
     Total expenses                            5,945,312      4,588,622
                                              -----------    -----------
     Income (loss) from operations               240,486    (   476,996)

Other Expenses:
 Interest expense                                 51,934         67,966
                                              -----------    -----------
Net Income (Loss)                             $  188,552    $(  544,962)
                                              ===========    ===========
Per Share Data
 Net income (loss)                            $      .04    $(      .11)
                                              ===========    ===========




The accompanying notes are an integral part of the consolidated financial statements.

                    THE CASTLE GROUP, INC. AND SUBSIDIARY
          Consolidated statements of stockholders' equity (deficit)
                 for the years ended July 31, 1997 and 1996


                                   Common
                                   Stock        Capital in
               Common Stock        Subscribed   Excess of    Accumulated
              Shares    Amount     & Unissued   Par Value     Deficit
Balances
August
1, 1995       5,066,530 $  101,331 $      -     $ 2,110,235  $(2,107,658)

Issuance
of common
stock            22,500        450        -           7,987          -

Net loss
for the
year ended
July 31,
1996               -          -                               (  544,962)
              ---------  ---------- ----------  -----------  ------------
Balance,
July 31,
1996          5,089,030    101,781        -       2,118,222   (2,652,620)

Stock
subscriptions
sold            222,100       -       425,399          -            -

Subscription
receivable         -          -     (  40,649)         -            -

Net income
for the year
ended July
31, 1997           -                     -             -         188,552
             ----------  ---------- -----------  -----------  ------------
Balance,
July 31,
1997         5,311,130   $ 101,781  $  384,750   $ 2,118,222  $(2,464,068)
             ==========  ========== ===========  ===========  ============




The accompanying notes are an integral part of the consolidated financial statements.

                    THE CASTLE GROUP, INC. AND SUBSIDIARY
                    Consolidated statements of cash flows
                 for the years ended July 31, 1997 and 1996

                                                       1997             1996

Cash Flows From Operating Activities:
 Net income (loss)                               $    188,552     $(  544,962)
 Adjustments to reconcile net income (loss) to
  to net cash provided by (used in)
  operating activities -
   Depreciation and amortization                      263,322         464,867
   Amortization of deferred compensation expense      112,500          50,000
   Issuance of common stock for compensation             -              8,437
   Issuance of stock subscriptions                     40,649            -
 Changes in assets and liabilities -
  Decrease (increase) in restricted cash                6,595      (   26,536)
  Decrease (increase) in accounts receivable           50,699      (  192,621)
  Increase in prepaid expenses                    (    33,142)     (   14,010)
  Decrease in deferred income                     (   101,640)     (  101,640)
  Decrease in contract payable                    (   159,432)     (  161,138)
  (Decrease) increase in accounts payable         (   448,726)        393,461
  (Decrease) increase in wages payable            (     9,702)         14,965
  (Decrease) increase in vacation payable         (     1,950)         33,687
  (Decrease) in deferred compensation payable     (   250,000)           -
  Increase in taxes payable                             2,532          21,682
  Increase in accrued liabilities                       5,786          54,698
                                                 -------------   -------------
Net cash provided by (used in)
  operating activities                            (   333,957)            890
                                                 -------------   -------------
Cash Flows From Investing Activities:
 Purchase of furniture, fixtures & equipment      (    16,516)     (   27,645)
 Decrease in investment in HBII Timesharing            38,760            -
 Payment of deposits                              (        50)     (   30,000)
                                                 -------------   -------------
Net cash provided by (used in)
  investing activities                                 22,194      (   57,645)
                                                 -------------   -------------
Cash Flows From Financing Activities
 Proceeds from stock subscription                     384,750            -
 Repayment of long-term debt                      (   275,000)     (  275,000)
 Proceeds of long-term debt                           250,000         275,000
                                                 -------------   -------------
Net cash provided by financing activities             359,750            -
                                                 -------------   -------------
Net Increase (Decrease) In Cash                        47,987      (   56,755)
Cash At Beginning Of Year                             220,951         277,706
                                                 -------------   -------------
Cash At End Of Year                              $    268,938     $   220,951
                                                 =============   =============

The accompanying notes are an integral part of the consolidated financial statements.

                    THE CASTLE GROUP, INC. AND SUBSIDIARY
              Consolidated statements of cash flows (continued)
                 for the years ended July 31, 1997 and 1996




                                                       1997         1996

Supplemental disclosure of cash flow information
  Cash paid during the year for interest           $    43,434  $   53,844


Supplemental schedule of noncash investing and financing activities:

   Issuance of common stock, 22,500 shares for
    compensation and services                      $      -     $    8,437

   Assignment of the leased hotel's accounts
    receivable to the Company also recorded
    as an accounts payable to the lessor                  -        150,000

   Stock subscription receivable                        40,649        -




























The accompanying notes are an integral part of the consolidated financial statements.

                    THE CASTLE GROUP, INC. AND SUBSIDIARY
               Notes to the consolidated financial statements


1.   Summary of Significant Accounting Policies


Organization -

The Castle Group, Inc. (the Company) was incorporated under the laws of the State of Utah on August 21, 1981. The Company operates in the hotel and resort management industry in the State of Hawaii.


New Accounting Pronouncements -

In February 1997, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 128, "Earnings Per Share" and SFAS No. 129, "Disclosure of Information About Capital Structure," which improves the earnings per share information provided in financial statements by simplifying the existing computational guidelines and revising the disclosure requirements. These statements are effective for financial statements issued for periods ending after December 15, 1997, including interim periods, and earlier application is not permitted. In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which are both effective for fiscal periods beginning after December 15, 1997. The impact of these statements on the Company's current disclosures is not expected to be significant.


Principles Of Consolidation -

The consolidated financial statements include The Castle Group, Inc. and its wholly-owned subsidiary, KRI, Inc. and KRI, Inc.'s wholly-owned subsidiary, HPR Advertising, Inc. All significant intercompany transactions have been eliminated in the consolidated financial statements.


Per Share Data -

Per share data is based on the weighted average number of shares outstanding during the period without regards to common stock equivalents due to their anti-dilutive effect. In 1997 and 1996, the weighted average shares outstanding was 5,109,903 and 5,085,280, respectively.


Income Taxes -

The Company records deferred tax assets and liabilities for expected future tax consequences of events that have been recognized in a Company's
financial statements or tax returns.   Under this method, deferred tax
assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax bases of assets and

                    THE CASTLE GROUP, INC. AND SUBSIDIARY
               Notes to the consolidated financial statements



liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.


Cash And Cash Equivalents -

The Company considered all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.


Furniture, Fixtures And Equipment -

Furniture, fixtures and equipment are recorded at cost. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in income for the period.

The costs of maintenance and repairs are charged to income as incurred. Renewals and betterments are capitalized and depreciated over their estimated useful lives.

At July 31, 1997 and 1996, furniture, fixtures and equipment consisted of the following:

                                             1997           1996


          Office equipment              $  205,529     $  201,721
          Less accumulated depreciation  ( 122,958)     ( 108,785)
                                        -----------    -----------
                                        $   82,571     $   92,936
                                        ===========    ===========


Depreciation is computed using the declining balance and straight-line methods over the estimated useful life of the assets (5 to 7 years). For the years ended 1997 and 1996, depreciation expense was $26,881 and $26,719, respectively.


Intangibles -

Intangible assets consist of noncompetition agreements and organization costs. The noncompetition fees are being amortized over the life of the agreements (3 years) on a straight-line basis. Organization costs are being amortized on a straight-line basis over 5 years. At July 31, 1997 and 1996, the balances of those intangibles were as follows:

                    THE CASTLE GROUP, INC. AND SUBSIDIARY
               Notes to the consolidated financial statements



                                             1997           1996

     Noncompetition agreements          $      -       $   800,000
     Organization costs                      51,714         51,714
                                        ------------   ------------
                                             51,714        851,714
     Less accumulated amortization       (   38,786)    (  761,777)
                                        ------------   ------------

                                        $    12,928    $    89,937
                                        ============   ============


Deferred Cost -

Deferred cost represents the cost of obtaining management contracts and is being amortized on a straight-line basis over the life of the contract (see
Note 4).

Deferred Compensation Expense -

Deferred compensation expense represents the cost of common stock options issued to an officer as an inducement to enter into an employment contract. The deferred compensation expense is being amortized on a straight-line basis over the life of the contract (5 years). In 1997, the stock options were forfeited by the above mentioned officer (see Note 6).

Income Recognition -

The Company recognizes income from the management of resort properties according to terms of its various management contracts.

Concentrations of Credit Risks -

The Company's cash is deposited in savings and demand deposit accounts with financial institutions in Hawaii.

Concentration In Market Area -

The Company manages hotels primarily in Hawaii and is dependent on the state's visitor industry. Subsequent to year end, the Company expanded its operation to Saipan and is currently contemplating expansion into other areas of the Pacific Basin.

Restricted Cash -

Restricted cash consists of cash held in client trust accounts and cash pledged as collateral for an equipment lease.

                    THE CASTLE GROUP, INC. AND SUBSIDIARY
               Notes to the consolidated financial statements


Management Estimates -

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


Fair Value Of Financial Instruments -

The carrying value of long-term debt, and deferred compensation payable approximate the fair value because of the short maturity of those instruments. The fair value of the investment in HBII Time Share Program is estimated to be $400,000 at July 31, 1997 based on future cash flow projections.



2. Related Party Transactions


Hanalei Bay International Investors -

The Company has a hotel management agreement with Hanalei Bay International Investors (HBII) to manage the Hanalei Bay Resort (HBR). The managing general partner of HBII is also the chairman and chief executive officer of the Castle Group, Inc. Under the agreement, the Company is to receive management and incentive fees based on a percentage of gross total revenue and net income respectively. The Company also receives reservation and marketing fees based on a percentage of room revenue. During the year ended July 31, 1997, and 1996, total fee income from HBR amounted to $774,372 and $949,263, respectively. At July 31, 1997 and 1996, the Company's receivable from HBR amounted to $197,720 and $371,717, respectively.

On July 31, 1995, HBII paid the Company 150,000 to be applied against HBR's accounts receivable balance in anticipation of HBII receiving cash inflows on August 1, 1995. The anticipated cash was not received by HBII. Therefore, on August 2, 1995, the Company issued a $150,000, 6% promissory note to HBII. The promissory note matured on August 31, 1995. On October 3, 1995, HBII repaid the note in full.

On July 31, 1995, the Company invested $100,000 in HBII Time Share Program of the Hanalei Bay Resort. The Company will receive moneys based on a percentage of timesharing sales. During 1997, the Company received $155,000 from this investment of which $38,800 represents a return of the initial investment and $116,200 represents a gain recognized by the Company. At July 31, 1997, the investment was $61,240.

                    THE CASTLE GROUP, INC. AND SUBSIDIARY
               Notes to the consolidated financial statements



Reservations System -

Reservations services are provided by Hawaii Reservation Center Corporation, wholly owned by a stockholder/director who has a 2% interest in the Company. The expense in 1997 and 1996 was $919,857 and $912,279, respectively.


Due to Related Party -

                                                   1997         1996

     6% loans from stockholders, $18,000 was due
       on January 31, 1997 and $166,400 was
       extended to August 1, 1998                  $ 184,400    $ 184,400
     Less current portion                             18,000      184,400
                                                   ----------   ----------
     Long-term portion due in fiscal year 1999     $ 166,400    $    -
                                                   ==========   ==========


3.  Commitments and Contingencies

Leases -

The Company leases office space, vehicles and equipment expiring at various dates through 1999. The office leases may be renewed for an additional five years. Additionally, in May 1996, the Company leased a hotel under a noncancelable agreement expiring in March 1998. The lease may be renewed for an additional four years. The lessor is entitled to a percentage of the operating profit of the hotel in excess of $100,000 until April 1997. All assets, liabilities, revenues and expenses have been included in the Company's operations.

At July 31, 1997, the future minimum rental commitment under these leases was as follows:


          Schedule of minimum lease payments:

                         1998                      $    863,000
                         1999                           261,000
                                                   ------------
                                                   $  1,124,000
                                                   ============


Rent expense under these leases amounted to $1,076,000 and $513,400 for the years ended July 31, 1997 and 1996, respectively.

                    THE CASTLE GROUP, INC. AND SUBSIDIARY
               Notes to the consolidated financial statements



Management Contracts -

The Company manages several hotels and resorts under management agreements expiring at various dates through December 1999. Several of these management agreements contain automatic extensions for periods of 1 to 10 years. Management fees received are based on the revenues and net available cash flows of the hotels' operations as defined in the management agreements.

In addition, the Company has sales, marketing and reservations agreements with other hotels and resorts expiring at various dates through December 1997. Several of these agreements contain automatic extensions for periods of one month to three years. Fees received are based on revenues, net available cash flows or commissions as defined in the agreements.



4.  Loan And Contract Payable

At July 31, 1997 and 1996, long-term debt consisted of the following:


                                                       1997         1996

Contract payable in monthly installments of
 $15,080, expiring in June 1997 (see below).       $     -      $  159,432

$300,000 line of credit from a bank with
 drawings due within 90 days from withdrawal,
 with interest (10.50% at July 31, 1997) at
 2.00% above the bank's base rate due on
 September 30, 1997.  The Company's accounts
 receivable are pledged as collateral and
 several of the Company's directors are named
 as guarantors.                                      250,000       275,000
                                                   ----------    ----------

                                                   $ 250,000     $ 434,432
                                                   ==========    ==========


5.  Employee Benefits

The  Company  and  its  subsidiary  have  a  401(k)  Profit  Sharing
Plan  for  its  employees.   Under  the terms  of  the  Plan, the
Company  may  match  50%  of  the  compensation  reduction  of

                    THE CASTLE GROUP, INC. AND SUBSIDIARY
               Notes to the consolidated financial statements



the participants in the Plan up to 1% of compensation. Any employee with one year service and 1,000 credit hours of service, who is at least twenty-one years old is eligible to participate. For the years ended July 31, 1997 and 1996, no contributions were made by the Company.



6. Capital Stock


Capital Stock Issuances -

On September 30, 1995, the Company issued to an officer 22,500 shares of common stock as compensation for services rendered. The compensation recorded was equivalent to the fair market value of the stock on September 30, 1995.


Common Stock Warrants -

In May 1994, the Company issued warrants to acquire up to 25,000 shares of common stock for $1.25 per share, exercisable through May 1999 in exchange for consulting services rendered. No warrants have been exercised for 1997 and 1996.


Common Stock Options -

In November 1993, as an inducement to enter into an employment contract with the Company, the Company issued options to an officer of the Company to obtain 125,000 shares of common stock for one dollar, exercisable by December 2, 1998. The transaction was recorded as deferred compensation expense and deferred compensation payable of $250,000, representing the fair value of the common stock option at the date of grant. In 1995, the option period was amended to be only exercisable after August 1, 1996 but before December 2, 1998. No options have been exercised for 1996 and in 1997, the options were forfeited by the officer. The deferred compensation payable of $250,000 and the unamortized balance of the deferred compensation expense of $62,500 were eliminated which reduced payroll and benefits expense by $187,500 in 1997.

                    THE CASTLE GROUP, INC. AND SUBSIDIARY
               Notes to the consolidated financial statements


In May 1997, the Company, as part of a renegotiation of its reservation services agreement, granted an option to purchase 50,000 shares of the Company's common stock at a price of $2 per share to Hawaii Reservation Center Corporation which is wholly owned by a stockholder/director of the Company. The option may be exercised between May 1997 and 2000 and had not been exercised as of July 31, 1997.


Stock Subscriptions -

In July 1997, 222,100 common shares were subscribed at $2 per share. As of July 31, 1997, the Company received $384,750, net of stock issuance expenses of $18,806, with a receivable balance of $40,649 at July 31, 1997. The subscription receivable was collected in September 1997, at which time, the shares were issued to the subscriber.


7.  Income Taxes

Significant components of the Company's deferred tax assets and liabilities as of July 31, 1997 and 1996 are as follows:



                                                 1997          1996

Deferred tax assets-
 Vacation pay                                $    7,000    $    7,000
 Deferred compensation expense                     -           55,000
 Noncompetition agreement                       240,000       235,000
 Deferred income                                 31,000        71,000
 Net operating loss                             738,000       775,000
                                             -----------   -----------
                                              1,016,000     1,143,000
Deferred tax liability-
 Furniture, fixtures and equipment           (    8,000)   (    7,000)
                                             -----------   -----------
                                              1,008,000     1,136,000
Net deferred tax asset                       (1,008,000)   (1,136,000)
                                             -----------   -----------

                                             $     -       $     -
                                             ===========   ===========


In 1997, $37,000 of net operating losses was utilized to offset current year taxable income.

The net change during 1997 and 1996 in the total valuation allowance was a decrease of $128,000 and an increase of $304,000, respectively.

                    THE CASTLE GROUP, INC. AND SUBSIDIARY
               Notes to the consolidated financial statements



The Company has a net operating loss carryforward for income tax purposes of $1,844,400 at July 31, 1997 which expires at various dates through fiscal year 2011.


8.  Litigation

There are various claims and lawsuits pending against the Company involving complaints which are normal and reasonable foreseeable in light of the nature of the Company's business. In the opinion of management, the resolution of these claims will not have a material adverse effect on the Company's financial position.

Item 8.   Changes in and Disagreements with Accountants.

     The Company did not change nor have any disagreements with its principal accountant during the fiscal year ended July 31, 1997.


                               Part III

Item 9.   Directors, Executive Officers, and Significant Employees.

     The following table sets forth certain information concerning the directors and executive officers of the Company as of July 31, 1997. Except as otherwise stated below, the directors will serve until the next annual meeting of stockholders or until their successors are elected or appointed, and the executive officers will serve until their successors are appointed by the Board of Directors.

       Name              Age                     Position
----------------------  ----       -----------------------------------------
Rick Wall                53         Chief Executive Officer, Director and
                                    Chairman of the Board
John G. Tedcastle        64         Vice Chairman of the Board and Director
Kelvin M. Bloom          38         Chief Operating Officer, Senior Vice
                                    President and  Director
Kimo M. Keawe            48         Director
Hideo Nomura             47         Director
Charles E. McGee         61         Director
Ryoji Takahashi          57         Director
Motoko Takahashi         53         Secretary and Director
Akira Fujii (1)          59         Director
Michael S. Nitta         38         Chief Financial Officer and Vice
                                    President, Finance
Shari W. Chang           47         Senior Vice President, Sales & Marketing
Judhvir Parmar           53         Director
Steve Townsend           43         Sr. Vice President, Operations
Stanley Mukai (2)        53         Interim Director
Edward Calvo Sr. (2)     53         Interim Director
Noboru Sekiguchi (2)     60         Interim Director

(1)  Effective September 22, 1997, Mr. Fujii resigned as a director of  the
     Company.

(2) Effective September 22, 1997, the board of directors appointed Messrs. Mukai, Calvo and Sekiguchi as interim directors until the next annual meeting of the shareholders.

     Rick Wall. Mr. Wall was appointed the Company's chief executive officer and chairman of the board upon consummation of the Castle Plan. Mr. Wall was instrumental in the formation of Castle Group Hawaii, the negotiation and consummation of the Castle Plan and the acquisition of KRI. He was the president, director and founder of Castle Group Hawaii. During the past six years, Mr. Wall has been the managing director of HBII, which owns 62% of the Hanalei Bay Resort. Mr. Wall has been elected to the board of directors of the Hawaii Visitors Bureau and resides in Honolulu, Hawaii.

     Charles E. McGee. Mr. McGee was appointed as director of the Company in November, 1993. Mr. McGee has 36 years of diversified experience in marketing, management and computer technology. From 1975 until 1992, he was employed by First Insurance Company of Hawaii, Ltd., most recently as senior vice president, overseeing the marketing, information systems, administration and service departments. Mr. McGee had previously been president of two independent data processing services companies. In addition, he has held various senior management positions with IBM Corporation, including division manager of the Pacific region. As discussed in the caption "Plan of Operation for 1996", Item 1, Part I, Mr. McGee currently operates and controls Hawaii Reservations Center Corporation, a company which provides reservations for hotels and resorts. Mr. McGee has been a resident of Hawaii for over thirty years. Mr. McGee is a graduate of LaSalle University, and has studied at Massachusetts Institute of Technology.

     Kimo M. Keawe. Mr. Keawe was appointed as senior vice president and director of the Company in November, 1993 following the acquisition of KRI, Inc. Mr. Keawe is also the president and chief operating officer of KRI, the company's wholly owned subsidiary doing business as Hawaiian Pacific Resorts. Mr. Keawe was instrumental in the formation of KRI in 1988, purchasing Hawaiian Pacific Resorts from its original founders. He has held numerous senior management positions throughout his hotel and resort management career, which spans over 20 years. Mr. Keawe is on the advisory board of the Travel Industry Management School of Hawaii Pacific University. Mr. Keawe is a graduate of Oregon State University, and was born and raised in the State of Hawaii.

     Kelvin M. Bloom. Mr. Bloom was appointed senior vice president and director of the Company in November, 1993, and was appointed Chief Operating Officer in July, 1995. Mr. Bloom was also appointed president of Castle Hotels and Resorts, Inc., a wholly-owned subsidiary of the Company, responsible for all facets of the Condominium Resort Management Division of the Company. Prior to joining the Company, Mr. Bloom was the vice president of the Hawaii Region of Village Resorts, Inc./Horizon Hospitality Group, responsible for all Hawaiian interests and operations of that company. During his 15 years with Village Resorts, Mr. Bloom served as general manager, Kiahuna Plantation Resort in Poipu, Kauai; general manager for the Lakeland Village Beach and Ski Resort in Lake Tahoe, California; and executive assistant manager for the Whaler on Kaanapali Beach in Kaanapali, Maui. Mr. Bloom was previously employed by Menefee Resorts in Kihei, Maui and Sheraton Hotels in Hawaii.

     Hideo Nomura. Mr. Nomura was appointed as a director of the Company in November, 1993. Mr. Nomura is president of Nomura Holdings and of Nomura Hitchcock Corporation, Ltd., a property related investment consulting firm based in Tokyo, Japan, and has held this position since 1987. Mr. Nomura is the operational executive of the Marina del Rey Residential Development in California, and was the manager of Mitsui & Company (N.Z.) Ltd. for five years until 1987. Mr. Nomura is a resident of Japan.

     Ryoji Takahashi. Mr. Takahashi was appointed as a director of the Company in November, 1993. Mr. Takahashi, a resident of Japan, has, for over thirty years, been a substantial principal of Nichiman Kosan, a corporation which specializes in coordinating the installation of air conditioning and sound control systems in commercial buildings and subcontracts with over 300 companies. He is also the major stockholder of Nikkankyo Group which consists of six independent companies and has over five hundred employees. Mr. Takahashi is a graduate of Hosei University in Tokyo, Japan, where he majored in economics.

     Akira Fujii. Mr. Fujii, a resident of Japan, was appointed as director of the Company in November, 1993. Mr. Fujii is president of Sinko Kogyo, Co., Ltd., one of the largest Japanese commercial air conditioning manufacturing companies which has facilities in various locations throughout Japan and overseas operations in Taiwan, Singapore, Oregon and North Carolina, with continuing operations for over sixty years. Mr. Fujii is a graduate of Keio University in Tokyo, Japan, and also attended Stanford University. Effective September 22, 1997, Mr. Fujii tendered his resignation as a board of director due to scheduling conflicts with other businesses in which Mr. Fujii is involved.

     Motoko Takahashi. Ms. Takahashi is the sister of Ryoji Takahashi and was appointed secretary of the Company in August of 1994 and as director in March of 1995. Ms. Takahashi had previously served as director for various Japanese investment companies in the United States. She also holds the position as Vice President of N.K.C. Hawaii, Inc. Ms. Takahashi was born and completed her education in Tokyo, Japan and has resided in the United States for more than 30 years.

     John G. Tedcastle. Mr. Tedcastle was appointed as a director of the Company in November, 1993. Mr. Tedcastle is experienced in the travel and hotel industry, having been involved for several years as part owner and developer of an eleven property hotel chain in New Zealand. He has also been a senior partner in a prominent law firm in Auckland, where he specialized in property, financing and general business law. Mr. Tedcastle is also the owner/operator of the Takapuna Golf course in Auckland, New Zealand, where he resides.

     Shari W. Chang. Ms. Chang joined the Company in July, 1994 as senior vice president of sales and marketing. Prior to joining the Company, Ms. Chang was vice president of sales for Aston Hotels and Resorts and a vice president of Holiday Tours. She has also served as consultant to the Hawaii Visitors Bureau in the past. Ms. Chang is a graduate of the University of Hawaii, and resides in Honolulu, Hawaii.

     Michael S. Nitta. Mr. Nitta joined the Company in November, 1993 following the acquisition of KRI, Inc. Prior to joining the Company, Mr. Nitta served as secretary and treasurer of KRI. Together with Mr. Keawe, Mr. Nitta was instrumental in the formation of KRI Inc. and the acquisition of Hawaiian Pacific Resorts in 1987 from its former founders. Prior to the formation of KRI, Inc. Mr. Nitta served as secretary and treasurer of Hawaiian Pacific Resort Hotels Inc. from 1982. Born and residing in Hawaii, he is a graduate of the University of Hawaii and holds a Masters of Accounting Degree.

     Judhvir Parmar. In 1996, the board of directors voted to increase the number of directors to ten, and Mr. Parmar was subsequently elected. Mr. Parmar was formerly Senior Vice President of Investment Operations for International Finance Corporation ("IFC"), a wholly owned subsidiary of the World Bank. IFC was responsible for all private sector operations of the World Bank. A specialist in project corporate finance, Mr. Parmar was with

IFC for more than twenty years and was responsible for the worldwide investment program at IFC. In August, 1993, Mr. Parmar retired from IFC to form his own consulting company.

     Steve Townsend. Mr. Townsend joined the Company in July, 1997 and has 23 years of hotel and resort management experience. During his career he has held numerous senior management positions with resort and hotel management companies. Prior to joining the Company, Mr. Townsend was director of operations for Interstate Hotels prior to a one year assignment entailing rebuilding and re-opening a hurricane damaged resort in the Virgin Islands. Prior to Interstate, Mr. Townsend spent 8 years with Village Resorts. Mr. Townsend is a graduate of the Hotel and Restaurant Administration School at Florida State University.

     Stanley Mukai. Mr. Mukai was appointed interim director on September
22, 1997. Mr. Mukai is a graduate of the Harvard Law School and a partner in the law firm of McCorriston Miho Miller Mukai located in Honolulu, Hawaii. His expertise is in the area of taxation and Mr. Mukai has held various positions such as Advisory Board Member, Hawaii Tax Institute; Trustee, Tax Foundation of Hawaii; Co-Chairman, Tax Subcommittee, American Bar Association; Chairman, Tax Subcommittee on U.S. District and Portfolio Investment by Foreigners; and Chairman, Section of Taxation, Hawaii Bar Association.

     Edward Calvo, Sr.. Mr. Calvo was appointed interim director on September 22, 1997. Mr. Calvo is vice president of Calvo Enterprises, Inc., a conglomerate of ten businesses with fifteen hundred employees. They are the largest private employer on Guam. Mr. Calvo has served as a Senator in the Guam legislature and is currently the Board Chairman of the Guam Waterworks Authority.

     Noburu Sekiguchi. Mr. Sekiguchi was appointed interim director on September 22, 1997. Mr. Sekiguchi is a graduate of Waseda University and is a Director and controller of Nikkankyo Group, which is the parent company of N.K.C. Hawaii. He has worked for Toyo Menka Company, one of the leading trading companies in Japan for forty years as a financial officer.

Compliance with Section 16(a) of the Securities Act.

     Section 16 of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who own more than 10% of a registered class of the Company's equity securities to file with the Securities and Exchange Commission initial reports of beneficial ownership (Form 3) and reports of changes in beneficial ownership (Forms 4 and 5) of the Company's common stock and other equity securities of the Company. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file.

     To the Company's knowledge, all directors, officers and holders of more than 5% of the Company's common stock, filed all reports required of Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ending July 31, 1997, summarized as follows:

     Name of Reporting Person       Form Filed          Date Filed
     --------------------------    ------------       -------------
     John Tedcastle                 Form 5             Sep 13, 1996
     Motoko Takahashi               Form 4             Aug 09, 1996
     Motoko Takahashi               Form 4             Feb 07, 1997
     Charles McGee                  Form 5             Sep 12, 1997
     Kelvin Bloom                   Form 5             Sep 12, 1997
     Kelvin Bloom        (1)        Form 5             Sep 26, 1997
     Kimo M. Keawe                  Form 3             Aug 08, 1997
     Steve Townsend                 Form 3             Aug 08, 1997
     Stanley Mukai                  Form 3             Oct 09 , 1997
     Edward Calvo, Sr.              Form 3             Oct 10, 1997
     Noburu Sekiguchi               Form 3             Oct 09, 1997

(1) Amended filing


Item 10.  Remuneration of Directors and Officers.

Executive Compensation

     The following table shows for the fiscal year ended July 31, 1997, the aggregate annual remuneration of each of the three highest paid persons who were executive officers or directors of the Company and the executive officers and directors as a group. The reported compensation is based on cash compensation without consideration of a restricted stock grant to Charles E. McGee described below under "Compensation of Directors".

  Name of Individual     Capacities in which renumeration    Aggregate
 or identity of group             was received              renumeration
-----------------------  --------------------------------   ------------

Rick Wall                Chairman of the Board and              $120,000
                         Chief Executive Officer

Kelvin M. Bloom          Chief Operating Officer and            $126,500
                         Senior Vice President

Kimo M. Keawe            Senior Vice President                  $124,050(1)

Officers and Directors
 as a Group              Various                                $624,200(1)

(1) Includes payments made under consulting agreement between the Company and Kimo M. Keawe.

Compensation of Directors

     The Company does not have any present standard arrangements regarding compensation of directors for service as a director, or for attendance at meetings of the Board of Directors or for participation on committees or other special assignments. The Board of Directors may adopt resolutions providing for reasonable compensation for participation in committees or special assignments and reimbursement for reasonable expenses incurred in attending any meeting of the Board of Directors. No compensation for service as a director is presently contemplated.

     There were no arrangements pursuant to which any director of the Company was compensated during its most recent fiscal year for service provided solely as a director, or for attendance at any meeting of the board of directors.

     During the fiscal year ended July 31, 1994, Mr. Charles E. McGee was issued 125,000 shares of "restricted" common stock for past, present and future services as the Company's director.

Employment Contracts

     The Company has entered into written employment contracts with Messrs. Bloom, Keawe and Nitta, as of November 1, 1993, Ms. Chang as of August 1, 1994 and Mr. Townsend as of July 31, 1997. Other than Mr. Bloom, Mr. Keawe, Mr. Nitta, Mr. Townsend and Ms. Chang, the Company has entered into no employment contract with any director or executive officer.

     The above-mentioned employment agreements are for a period of five years unless sooner terminated by either party giving at least one month's prior notice to the expiration of the current term.

     Mr. Keawe resigned as an officer of the Company in accordance with an Agreement dated April 16, 1997 and the Company and Mr. Keawe have agreed to a termination of his employment contract and its related terms and conditions, to be effective as of April 1997. The Agreement specifies that the Company shall pay to Mr. Keawe a fee of $10,000 per month for the seven months ending November 1997 and $5,000 per month for the six months ending May, 1998 for a total consulting fee of $100,000 plus health insurance benefits. Mr. Keawe, for the consideration given, shall render consulting and advisory services to the Company on marketing, managerial and operational matters. The Agreement also calls for Mr. Keawe to transfer 32,250 shares of the Company's Common Stock owned by Keawe Resorts, Inc., a company owned and controlled by Mr. Keawe, to the Company upon the occurrence of certain events as set forth in the Agreement.

     The remaining employment agreements provide for a base salary, to be increased annually by a percentage no less than the increase in the Honolulu Consumer Price Index for the preceding twelve months. Under their respective employment agreements, the current base salary for Mr. Bloom, is $120,000 per year. The terms of the agreements for Mr. Nitta call for a base salary of $120,000, however, Mr. Nitta has agreed to reduce their base salaries for the current fiscal year ending July 31, 1997 to $90,000. The current base salary for Ms. Chang is $100,000 per year. The employment agreements further provide for paid vacation; an annual performance bonus potential of up to 20% of the base salary (up to 15% for Ms. Chang), depending upon attaining pre-determined goal criteria (no bonuses were earned during the current fiscal year); membership in any pension plan (not yet established) that would contribute the equivalent of 10% of base salary annually; a business development bonus (which has been waived in the current fiscal year); membership in a 401(k) plan; and full medical, dental and disability insurance.

     The employment agreements contain a "change-in-control" provision which gives each officer the right, upon the occurrence of a "change-in-control," to terminate their employment and receive as severance pay the total compensation remaining to be paid under the agreement as of the date of such termination or the total compensation for three years following the date of termination, whichever is greater. The term "change-in-control" is defined in each agreement as the date when persons other than the shareholders of record on the date of commencement of the term of such agreement become the beneficial owner of greater than 50% of the Company's voting stock.

Long Term Incentive Plans

     No options (with the exception of the option discussed in the section entitled "Options, Warrants and Rights" in Item 5), stock appreciation rights or long term incentive plan awards were issued or granted to the Company's management during the fiscal year ending July 31, 1997.

     The Company has a 401(k) profit sharing plan generally available to all of its employees. Under the terms of the plan, the Company is required to match 50% of the amounts contributed by participants through payroll deductions, up to a maximum of 1% of their compensation. Any employee with one year of service who is at least 21 years of age is eligible to participate.

Item 11.  Security Ownership of Certain Security Holders and Management.

Security Ownership of Certain Beneficial Owners

     The following table sets forth the number of shares of the Company's common stock beneficially owned as of July 31, 1997 by: (I) each of the three highest paid persons who were officers and directors of the Company,
(ii) all officers and directors of the Company as a Group, and (iii) each shareholder who owned more than 10% of the company's common stock, including those shares subject to outstanding options.

         Name                    Beneficially                Shares %
     and Address                  Owned  (1)                of Class (2)
--------------------------    -----------------            --------------
Rick Wall
745 Fort Street
Honolulu, HI 96813                 815,000 (3)                    15%

Kimo M. Keawe
745 Fort Street
Honolulu, HI 96813                 322,500 (4)                     6%

John G. Tedcastle
745 Fort Street
Honolulu, HI 96813                 525,000 (5)                    10%

Hideo Nomura
745 Fort Street
Honolulu, HI 96813                 525,000                        10%

L.C.C. Management Inc.
745 Fort Street
Honolulu, HI 96813                 525,000                        10%

N.K.C. Hawaii, Inc.
745 Fort Street
Honolulu, HI 96813                 900,000 (6)                    17%

All directors and
officers as a group
(12 persons)                     4,263,500                        80%

(1) Except as otherwise noted, the Company believes the persons named in the table have sole voting and investment power with respect to the shares of the Company's common stock set forth opposite such persons' names. Amounts shown include the shares issuable pursuant to various stock options exercisable in 1997.

(2) Determined on the basis of 5,361,130 shares outstanding. Amount includes 222,100 shares sold in a private placement for which the shares have not yet been issued as of July 31, 1997 and includes shares issuable under certain stock options exercisable as of July 31, 1997.

(3) Includes 375,000 shares held by HBII Management, Inc., which is owned and controlled by Mr. Wall.

(4) Includes 322,500 shares held by Keawe Resorts, Inc., which is owned and controlled by Mr. Keawe. Includes 32,250 shares which Mr. Keawe has agreed to return to the Company in accordance with the terms and conditions of the Consulting Agreement between the Company and Mr. Keawe.

(5) Includes 525,000 shares held by The John Tedcastle Family Trust, of which Mr. John Tedcastle is trustee with control over voting rights.

(6) Includes 900,000 shares held by N.K.C. Hawaii, Inc. which is owned and controlled by the family of Mr. Takahashi. Includes 525,000 shares held by Hideo Nomura. Mr. Nomura is also listed in the table as the owner of more than 10% of the Company's stock.


Options, Warrants and Rights

     In November, 1993, the Company granted an option to Kelvin Bloom to purchase 125,000 shares of the Company's common stock at an exercise price of $0.000008 per share. In 1995, the Company and Mr. Bloom the option period was amended to be exercisable only between August 1, 1996 and December 2, 1998. In July 1997, Mr. Bloom forfeited all of his rights, title and interest in the stock option.

     In May 1994, the Company entered into a Common Stock Purchase Warrant with Van Kasper and company for services provided. The Warrant is for 25,000 shares exercisable on or before May 12, 1994 for a price of $1.25 per share. As of July 31, 1997, the warrant had not yet been exercised.

     In August, 1994, the Company, as part of the employment agreement with Shari Chang, agreed to give to Shari W. Chang as a bonus, 22,500 shares of the Company's common stock. On September 30, 1995, Ms. Chang accepted delivery of the shares under the employment agreement.

     In May, 1997, The Company, as part of a renegotiation of its reservation services agreement, granted to Hawaii Reservations Center Corp. an option to purchase 50,000 shares of the Company's common stock at a price of $2.00 per share. The option may be exercised between may 21, 1997 and May 20, 2002. Hawaii Reservations Center Corp. is a wholly owned corporation of Mr. Charles McGee, a director of the Company. As of July 31, 1997, the option had not yet been exercised.

     Other than the option granted to Hawaii Reservations Center Corp., there were no outstanding options, warrants or rights to purchase common stock held by any of the officers or directors of the Company or its principal shareholders.


Item 12.  Interest of Management and Others in Certain Transactions.

Transactions with Management and Others.

     As noted in section "Business Development," Item 1, Part I, the Hanalei Bay Resort is a 134 unit condominium located in Princeville, Kauai, Hawaii. HBII was formed through the efforts of HBII Management Inc., owned by Mr.

Wall, with the following partners: Siam Commercial Bank; Voyage Fourteen Ltd., owned by John G. Tedcastle; L.C.C. Management, Inc., owned by Judhvir Parmar; Nomura Firm and Nomura Holdings, owned by Hideo Nomura and Don Nomura. In 1988 HBII made an offer to purchase all 134 units of the Hanalei Bay Resort and eighty six owners accepted the offer. HBII elected to form its own management company and entered into a management contract with Castle Group Hawaii, which was one of the assets acquired by the Company pursuant to the Castle Plan. Under terms of the management contract between HBII and Castle Group Hawaii and as acquired by the Company, the Company is required to provide full management, including sales, supervision of staff, accounting and maintenance. Mr. Tedcastle and Mr. Hideo Nomura were elected to serve on the board of directors of the Company following completion of the Castle Plan. Mr. Parmar was appointed interim director in November
1995.   Mr. Parmar is a general partner of HBII and is the owner of L.C.C.
Management, Inc., which is the holder of approximately 10% of the Company's common stock (see Item 5, Part I). Nichiman International later became an investor in HBII and Nichiman International's owner, Mr. Ryoji Takahashi was appointed as a director of the Company. In March of 1995, Mr. Takahashi's sister, Ms. Motoko Takahashi, was appointed Secretary and director of the Company. In November of 1995, Mr. Kelvin Bloom married the daughter of one of the limited partners of HBII. In March of 1997, Mr. Michael Nitta was appointed Assistant Vice President of HBII Management, Inc. Management believes that the terms of the management contract between the Company and HBII are on terms which are no less favorable to HBII or the Company than those which are negotiated with other owners not affiliated with the Company.

     On August 1, 1994, the Company entered into a contract with HRCC (as described in section "Plan of Operation for Fiscal 1998" Item 1, Part I, and incorporated herein by reference), a company owned and controlled by Charles
M. McGee, a director of the Company. It is management's belief that the contract with HRCC are on terms which are no less favorable than those which could be negotiated with companies not affiliated with The Company, however, in May of 1997, the Company renegotiated its contract with HRCC with regard to the fees charged. Under the renegotiated agreement, the fees paid to HRCC shall be based upon the monthly room revenues of the properties managed by the Company, subject to a minimum monthly fee. Management believes, although no assurances can be given, that the Company shall enjoy lower reservations costs under the new agreement.

     Except for the Castle Plan, the HBII Plan and the purchase agreement involving KRI described under the caption "Business Development" of Item 1,
Part I and incorporated herein by reference, the employment contracts and other matters described in Item 10, "Remuneration of Officers and Directors," the HBII management contract, and the HRCC contract, there were no transactions or proposed transactions during 1996 and 1997, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeds $50,000 and in which any director or executive officer, or any shareholder who is known to the Company to own of record or beneficially more than 10% of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a direct or indirect material interest.

                              PART IV


Item 13.  Exhibits and Reports on Form 8-K.


Reports on Form 8-K.

     The Company filed a current report on Form 8-K on August 15, 1997 regarding its potential acquisition of 51% of the authorized issued and outstanding stock of a management company situated in Indonesia.

     The Company filed a current report on Form 8-K on September 26, 1997 regarding the resignation of Mr. Akira Fujii from its board of directors.


Index to Exhibits

     The following exhibits are filed as a part of this report:



                                                                 Sequential
Exhibit                                                             Page
Number                          Description                        Number
------  -------------------------------------------------------- ----------
 2.1    Restated Articles of Incorporation, incorporated by
        reference to Exhibit 2.1 to the Company's Registration
        Statement of Form 10-SB.                                      *

 2.2    Bylaws, as amended effective February 1, 1995,
        incorporated by reference to Exhibit 2.2 to the Company's
        Quarterly Report on Form 10-QSB, File No. 0-23338.            *

 6.1    Agreement and Plan of Reorganization dated as of November
        8, 1993, by and  among The Castle Group, Inc., Bernard
        Wall Trust, LCC, Ltd., John Tedcastle, Hideo Nomura, and
        Castle Group, Limited, with exhibits, incorporated by
        reference to Exhibit 10.1 to the Company's Registration
        Statement on Form 10-SB.                                      *

 6.2    Stock Purchase Agreement dated as of November 10, 1993,
        by and among The Castle Group, Inc., Keawe Resorts, Inc.,
        Maui Beach Hotel, Inc., M.K. & Sons, Inc., TN Group,
        Inc., Michael S. Nitta, Saburo & Mitsue Maruyama, Shigeru Shinno, James Kurita, and KRI, Inc., with exhibits, incorporated by reference to Exhibit 10.2 to the Company's
        Registration Statement on Form 10-SB.                         *

                                                                 Sequential
Exhibit                                                             Page
Number                          Description                        Number
------  -------------------------------------------------------  ----------
 6.3    Kelvin Bloom Employment Agreement dated December 2,
        1993 between the Company  and Kelvin Bloom, incorporated
        by reference to Exhibit 10.3 to the Company's
        Registration Statement on Form 10-SB.                         *

 6.4    Kimo M. Keawe Employment Agreement dated July 30, 1994,
        effective as of November 10, 1993 between Kimo M. Keawe
        and the Company, incorporated by reference to Exhibit
        6.4 to the Company's Annual Report on Form 10-KSB for
        the year ended July 31, 1994.                                 *

 6.5    Michael S. Nitta Employment Agreement dated June 23,
        1994, effective as of November 10, 1993 between Michael
        S. Nitta and the Company, incorporated by reference to
        Exhibit 6.5 to the Company's Annual Report on Form 10-KSB
        for the year ended July 31, 1994.                             *

 6.6    Shari Chang Employment Agreement dated July 15, 1994,
        effective as of July 16, 1994 between Shari Chang and the
        Company, incorporated by reference to Exhibit 6.6 to the
        Company's Annual Report on Form 10-KSB for the year ended
        July 31, 1994.                                                *

 6.7    Sublease Agreement dated September 16, 1993 between Rush
        Moore Craven Sutton Morry & Beh and The Castle Group, Ltd.
        for the Company's principle executive offices,
        incorporated by reference to Exhibit 10.4 to the Company's
        Registration Statement on form 10-SB.                         *

 6.8 Lease Agreement dated April 1, 1988, between Hirano Enterprises, Cen Pac Properties, Inc., and KRI, Inc., dba Hawaiian Pacific Resorts, as renewed by agreement dated May
        3, 1993, incorporated by reference to Exhibit 10.5 to the
        Company's Registration Statement on Form 10-SB.               *

 6.9    Reservations Services Agreement dated August 1, 1994
        between the Company and Hawaii Reservations Center Corp.,
        incorporated by reference to Exhibit 6.9 to the Company's
        quarterly report on Form 10-QSB for the quarter ended
        October 31, 1994.                                             *

 6.10   Stock Acquisition Agreement between the Company and Shari
        W. Chang dated September 10, 1995, incorporated by
        reference to Exhibit 6.10 to the Company's Annual Report
        on Form 10-KSB for the year ended July 31, 1995.              *

 6.11   Revolving Line of Credit Loan Agreement dated October 21,

                                                                 Sequential
Exhibit                                                             Page
Number                          Description                        Number
------- -------------------------------------------------------  ----------
        1994 between the Company, and Castle Resorts & Hotels,
        Inc., KRI, Inc., Hawaii National Bank, Rick Wall, John
        Tedcastle, Hideo Nomura and Kimo Keawe,  incorporated
        by reference to Exhibit 6.11 to the Company's Annual
        Report on Form 10-KSB for the year ended July  31, 1995.      *

 6.12   Letter dated October 17, 1995 from Kimo M. Keawe to KRI,
        Inc. Stockholders, together with Promissory Notes dated
        July 31, 1995 payable  to Maui Beach Hotel, Inc. for
        $12,000, James Kurita for $6,000, Saburo or Mitsue
        Maruyama for $3,600, TN Group Hawaii, Inc. for $6,000,
        M.K. & Sons, Inc. for $12,000, Shigeru Shinno for $6,000,
        Michael S. Nitta for $16,800, and Keawe Resorts, Inc. for
        $122,000, incorporated by reference to Exhibit 6.12 to
        the Company's Annual Report on Form 10-KSB for the year
        ended July 31, 1995.                                          *

 6.13   Second Amendment to Letter of Agreement Dated December 2,
        1993 between Kelvin Bloom and The Castle Group, Inc.
        incorporated by reference to Exhibit 6.13 to the
        Company's Annual Report on Form 10-KSB for the year ended
        July 31, 1995.                                                *

 6.14   Extension of Revolving Line of Credit Agreement dated
        December 18, 1995 between The Castle Group, Inc., KRI,
        Inc., Castle Resorts & Hotels, Inc., and Hawaii National
        Bank incorporated by reference to Exhibit 6.14 to the
        Company's Annual Report on Form 10-KSB for the year ended
        July 31, 1996.                                                *

 6.15   Extension of Revolving Line of Credit Agreement dated
        January 18, 1996 between The Castle Group, Inc., KRI,
        Inc., Castle Resorts & Hotels, Inc., and Hawaii National
        Bank incorporated by reference to Exhibit 6.15 to the
        Company's Annual Report on Form 10-KSB for the year ended
        July 31, 1996.                                                *

 6.16   Extension of Revolving Line of Credit Agreement dated
        June 5, 1996 between The Castle Group, Inc., KRI, Inc.,
        Castle Resorts & Hotels, Inc., and Hawaii National Bank
        incorporated by reference to Exhibit 6.16 to the
        Company's Annual Report on Form 10-KSB for the year ended
        July 31, 1996.                                                *

 6.17   Extension of Revolving Line of Credit Agreement dated
        December 11, 1996 between  The Castle Group, Inc., KRI,
        Inc., Castle Resorts & Hotels, Inc., and Hawaii National
        Bank.                                                         51

                                                                 Sequential
Exhibit                                                             Page
Number                          Description                        Number
------- -------------------------------------------------------  ----------
6.18    Extension of Revolving Line of Credit Agreement dated
        March 5, 1997 between The Castle Group, Inc., KRI,
        Inc., Castle Resorts & Hotels, Inc., and Hawaii
        National Bank.                                                53

 6.19   Extension of Revolving Line of Credit Agreement dated
        June 30, 1997 between The Castle Group, Inc., KRI, Inc.,
        Castle Resorts & Hotels, Inc., and Hawaii National Bank.      54

 6.20   Stock Option Agreement dated May 21, 1997 between Hawaii
        Reservations Center Corp. and The Castle Group, Inc.          56

 6.21   Steve Townsend Employment Agreement dated May 31, 1997,
        effective as of July 28, 1997 between Steve Townsend and
        The Castle Group, Inc.                                        60

 6.22   Consulting Agreement between Kimo M. Keawe, Keawe Resorts,
        Inc. and The Castle Group, Inc. dated April 16, 1997.         65

 6.23   Amendment to Consulting Agreement between Kimo M. Keawe,
        Keawe Resorts,  Inc. and The Castle Group, Inc. dated
        April 16, 1997.                                               73

 6.24   Letter dated July 31, 1997 from Kelvin Bloom forfeiting
        his stock option and all amendments.                          75

 6.25   Amendment to Promissory Notes from the Company to Saburo
        or Mitsue Maruyama for $3,600; Michael S. Nitta for
        $16,800; Keawe Resorts, Inc. For $122,000; M.K. & Sons,
        Inc. for $12,000; Shigeru Shinno for $6,000; and T.N.
        Group Hawaii, Inc. for $6,000.                                76

 16.2   Letter of resignation as a board of director from Akira
        Fujii dated September 22, 1997, incorporated by reference
        to exhibit 16.2 to the Company's 8-K filed on September
        26, 1997.                                                     *


Description of Exhibits

        See Item 1 Above.

                               SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                   THE CASTLE GROUP, INC.
Date:   October 22, 1997           By  /s/ Rick Wall
                                      -----------------------------------
                                       Rick Wall, Chief Executive Officer
                                       and Chairman of the Board

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Date                Signature           Title

October 22, 1997       /s/Rick Wall          Chief Executive Officer and
                     ----------------------  Chairman of the Board
                       Rick Wall

October 22, 1997       /s/Kelvin Bloom       Chief Operating Officer,
                     ----------------------  Director and Sr. Vice President
                       Kelvin Bloom

October 22, 1997       /s/Michael S. Nitta   Chief Financial Officer and
                     ---------------------   Vice President Finance
                       Michael S. Nitta

October 22, 1997       /s/Motoko Takahashi   Secretary and Director
                     ---------------------
                       Motoko Takahashi

October 22, 1997       /s/Charles E. McGee   Director
                     ---------------------
                       Charles E. McGee

October 22, 1997       /s/ Kimo M. Keawe     Senior Vice President and Director
                     ---------------------
                       Kimo M. Keawe

October 22, 1997       /s/ John Tedcastle    Director
                     ---------------------
                       John Tedcastle

October 22, 1997       /s/ Judvihr Parmar    Director
                     ---------------------
                       Judvihr Parmar

October 22, 1997       /s/ Ryoji Takahashi   Director
                     ---------------------
                       Ryoji Takahashi

October 22, 1997       /s/ Hideo Nomura      Director
                     ---------------------
                       Hideo Nomura

               EXTENSION OF REVOLVING LINE OF CREDIT AGREEMENT


     THIS AGREEMENT made and entered into on the 11th day of December, 1996 between THE CASTLE GROUP, INC., a Utah corporation, CASTLE RESORTS & HOTELS, INC., a Hawaii corporation, and KRI, INC. a Hawaii corporation, whose post office address is 745 Fort Street, 10th flr., Honolulu, Hawaii 96813, (hereinafter collectively referred to as "Borrower") and HAWAII NATIONAL BANK, a national banking association, with its principle place of business and post office address at 841 Bishop Street #145, Honolulu, Hawaii, (hereinafter referred to as "Bank");

                       W I T N E S S E T H   T H A T:

     WHEREAS, Borrower and Bank entered into that certain Revolving Line of Credit Loan Agreement dated October 21, 1994, (hereafter referred to as the "Loan Agreement"); and

     WHEREAS, as security for the repayment of said Loan Agreement, RICK WALL, JOHN TEDCASTLE, HIDEO NOMURA, and KIMO KEAWE, previously made, executed and delivered to Bank a Guaranty for all indebtedness under the Loan Agreement,

     WHEREAS, said Loan Agreement has been extended and modified from time to time,

     WHEREAS, Borrower has requested and Bank has agreed to extend and modify said Loan Agreement to January 31, 1997.

     NOW THEREFORE, in consideration of the premises as above stated, Borrower and Bank hereby covenant and agree as follows:

1. The date of maturity of said Loan Agreement is changed from November 1, 1996 to January 31, 1997.

2. All other terms, conditions and provisions of said Loan Agreement shall remain in effect and are hereby ratified and confirmed.

     IN WITNESS WHEREOF, the parties hereunto have executed this indenture on the date first above written.

THE CASTLE GROUP, INC.                  CASTLE RESORTS & HOTELS, INC.

By /s/ Motoko Takahashi                 By /s/ Kelvin Bloom
   ----------------------------            ---------------------------
   Its Secretary                           Its President


KRI, INC.

By /s/ Michael Nitta
   ----------------------------
   Its Secretary/Treasurer                                  (Borrowers)


HAWAII NATIONAL BANK

By /s/ Dwight Asato
   ----------------------------
   Its Vice President & Manager                                  (Bank)

   /s/  Rick Wall
   ----------------------------
   Rick Wall

   /s/  John Tedcastle
   ----------------------------
   John Tedcastle

   /s/  Hideo Nomura
   ----------------------------
   Hideo Nomura

   /s/  Kimo Keawe
   ----------------------------
   Kimo Keawe

               EXTENSION OF REVOLVING LINE OF CREDIT AGREEMENT

     THIS AGREEMENT made and entered into on the 5th day of March, 1997 between THE CASTLE GROUP, INC., a Utah corporation, CASTLE RESORTS & HOTELS, INC., a Hawaii corporation, and KRI, INC. a Hawaii corporation, whose post office address is 745 Fort Street, 10th flr., Honolulu, Hawaii 96813, (hereinafter collectively referred to as "Borrower") and HAWAII NATIONAL BANK, a national banking association, with its principle place of business and post office address at 841 Bishop Street #145, Honolulu, Hawaii, (hereinafter referred to as "Bank");

                       W I T N E S S E T H   T H A T:

     WHEREAS, Borrower and Bank entered into that certain Revolving Line of Credit Loan Agreement dated October 21, 1994, (hereafter referred to as the "Loan Agreement"); and

     WHEREAS, as security for the repayment of said Loan Agreement, RICK WALL, JOHN TEDCASTLE, HIDEO NOMURA, and KIMO KEAWE, previously made, executed and delivered to Bank a Guaranty for all indebtedness under the Loan Agreement, and

     WHEREAS, said Loan Agreement has been extended and modified from time to time,

     WHEREAS, Borrower has requested and Bank has agreed to extend and modify said Loan Agreement to May 30, 1997.

     NOW THEREFORE, in consideration of the premises as above stated, Borrower and Bank hereby covenant and agree as follows:

     1. The date of maturity of said Loan Agreement is changed from November 1, 1996 to May 30, 1997.

     2. All other terms, conditions and provisions of said Loan Agreement shall remain in effect and are hereby ratified and confirmed.

     IN WITNESS WHEREOF, the parties hereunto have executed this indenture on the date first above written.

THE CASTLE GROUP, INC.                       CASTLE RESORTS & HOTELS, INC.
By /s/ Rick Wall                             By /s/ Kelvin Bloom
   Its CEO                                      Its President

By /s/ Michael Nitta                         By /s/ Linda Leonti
   Its CFO                                      Its Secretary

KRI, INC.
By /s/ Kimo Keawe
   Its President

By /s/ Michael Nitta
   Its Secretary/Treasurer                                  (Borrowers)

HAWAII NATIONAL BANK
By /s/ Dwight Asato
   Its Vice President & Manager                                (Bank)

               EXTENSION OF REVOLVING LINE OF CREDIT AGREEMENT

     THIS AGREEMENT made and entered into on the 30th day of June, 1997 between THE CASTLE GROUP, INC., a Utah corporation, CASTLE RESORTS & HOTELS, INC., a Hawaii corporation, and KRI, INC. a Hawaii corporation, whose post office address is 745 Fort Street, 10th flr., Honolulu, Hawaii 96813, (hereinafter collectively referred to as "Borrower") and HAWAII NATIONAL BANK, a national banking association, with its principle place of business and post office address at 841 Bishop Street #145, Honolulu, Hawaii, (hereinafter referred to as "Bank");

                       W I T N E S S E T H   T H A T:

     WHEREAS, Borrower and Bank entered into that certain Revolving Line of Credit Loan Agreement dated October 21, 1994, (hereafter referred to as the "Loan Agreement"); and

     WHEREAS, as security for the repayment of said Loan Agreement, RICK WALL, JOHN TEDCASTLE, HIDEO NOMURA, and KIMO KEAWE, previously made, executed and delivered to Bank a Guaranty for all indebtedness under the Loan Agreement, and

     WHEREAS, said Loan Agreement has been extended and modified from time to time,

     WHEREAS, Borrower has requested and Bank has agreed to extend and modify said Loan Agreement to September 30, 1997.

     NOW THEREFORE, in consideration of the premises as above stated, Borrower and Bank hereby covenant and agree as follows:

     1. The date of maturity of said Loan Agreement is changed from November 1, 1996 to September 30, 1997.

     2. That except as expressly modified hereby, all of the terms, conditions and provisions contained in the Loan Agreement shall remain in full force and effect and the parties hereby confirm and ratify the same.

     3. This agreement shall insure to the benefit of and be finding upon the parties hereto, and heirs, personal representatives and permitted assigns of the Borrower and the successors and assigns of the Bank.

     4. Throughout this Agreement, except where clearly repugnant to the context, the singular shall include the plural and vise versa, and the use of any gender shall include all genders.

     IN WITNESS WHEREOF, the parties hereto have executed this indenture on the date first above written.

THE CASTLE GROUP, INC.                  CASTLE RESORTS & HOTELS, INC.
By /s/ Rick Wall                        By /s/ Kelvin Bloom
   ----------------------------            --------------------------
   Its CEO                                 Its President

By /s/ Michael Nitta                    By /s/ Linda Leonti
   ----------------------------            --------------------------
   Its CFO                                 Its Secretary

KRI, INC.
By /s/ Kimo Keawe
   ----------------------------
   Its President

By /s/ Michael Nitta
   ----------------------------
   Its Secretary/Treasurer                                  (Borrowers)

HAWAII NATIONAL BANK
By /s/ Dwight Asato
   ----------------------------
   Its Vice President & Manager                                  (Bank)

                           STOCK OPTION AGREEMENT


     THIS STOCK OPTION AGREEMENT is made and entered into as of the 21st day of May, 1997, by and between THE CASTLE GROUP, INC., a Utah corporation, whose principal place of business and post office address is 745 Fort Street, Tenth Floor, Honolulu, Hawaii, 96813 (hereinafter called the "Corporation") and HAWAII RESERVATIONS CENTER CORP., whose office and post office address is 1150 South King Street, Honolulu, Hawaii 96814
(hereinafter called the "Optionee").



                              WITNESSETH THAT:

     WHEREAS, the Corporation desires to grant to the Optionee an option to purchase Fifty Thousand (50,000) shares of common stock of the Corporation, $.02 par value, in accordance with the terms and conditions contained herein;

     NOW, THEREFORE, in consideration of the foregoing and of the covenants and conditions contained herein, the parties agree as follows:


     1. Grant of Option. In consideration of the sum of $1.00 paid to the Corporation by the Optionee and other good and valuable consideration (collectively, the "Option Fee"), the receipt and sufficiency of which is hereby acknowledged, the Corporation does hereby irrevocably grant unto the Optionee and the Optionee does hereby accept from the Corporation the right, privilege, and option (the "Option") to purchase Fifty Thousand (50,000) shares of common stock of the Corporation, $.02 par value (the "Option Shares") at the purchase price and upon the terms and conditions and within the time set forth in this Agreement.


     2. Term of Option; Exercise of Option. The Option shall commence on the date hereof (the "Commencement Date") and shall terminate on the date five (5) years from the Commencement Date (the "Termination Date"). The Optionee may exercise the Option, in whole or in part, by delivering to the Corporation, at any time prior to the Termination Date, written notice of its intention to exercise the Option, the number of Option shares being purchased by the Optionee, together with the purchase price for such number of Option Shares purchased by the Optionee. Upon the exercise of the Option by the Optionee and the payment of the purchase price therefor, the Corporation shall promptly deliver to the Optionee the certificate or certificates evidencing the Option Shares.


     3. Purchase Price of Option Shares. The purchase price of the Option Shares shall be $2.00 per share. At the time of the exercise of the Option by the Optionee, the Optionee shall deliver to the Corporation in cash or by check the purchase price for the Option Shares.

     4. Stock Dividends, Stock Splits, Etc. If the Option is exercised subsequent to any stock dividend, stock split, recapitalization, combination or exchange of shares, or other similar change or transaction of or by the Corporation, as a result of which shares of any class are issued in respect of outstanding shares, or shares are changed into the same or different number of shares or another class or classes, the Optionee shall receive, for the aggregate purchase price payable upon such exercise, the aggregate number and class of shares equal to the number and class of the Option Shares he would have had on the date of exercise had the shares been purchased for the same aggregate purchase price on the date the Option was granted, taking into consideration any such stock dividend, stock split, recapitalization, combination or exchange of shares, or other similar change or transaction; provided, however, that such an adjustment shall not give the Optionee any additional benefits which he did not hold at the date the Option was granted, or deprive him of any benefits which he held at the date the Option was granted.


     5. Merger, Consolidation, Etc. If, at any time during the term of this Option, there should be any consolidation or merger of the Corporation with another corporation or any sale, conveyance, lease or other transfer by the Corporation of all or substantially all of its property to any other corporation, the Optionee shall thereafter, upon exercise of the Option, be entitled to receive the number of shares of stock or other securities or property of the Corporation, or of the successor corporation resulting from such consolidation or merger, as the case may be, to which the Option Shares (and any other securities and property) of the Corporation, deliverable upon the exercise of this Option, would have been entitled upon such consolidation, merger, sale or other transfer if this Option had been exercised immediately prior to such consolidation, merger, sale or other transfer; and, in any such case, appropriate adjustment (as determined in good faith by the Board of Directors of the Corporation and approved by the Optionee in writing, such approval not to e unreasonably withheld) shall be made in the application of the provisions herein set forth with respect to the rights and interests thereafter of the Optionee to the end that the provisions set forth herein (including those relating to adjustments of the purchase price and the Option Shares) shall thereafter be applicable, as near as reasonably may be, in relation to any shares or other property thereafter deliverable upon the exercise hereof as if this Option had been exercised immediately prior to such consolidation, merger, sale or other transfer of the Option Shares exchanged as provided for by such consolidation or merger.

     The Corporation shall not effect any such consolidation or merger unless, upon or prior to the consummation thereof, the successor corporation shall assume by written instrument, reasonably deemed by each of the Board of Directors of the corporation and the Optionee to be satisfactory in form and substance, the obligations to deliver to the Optionee upon exercise of this Option such shares of stock, securities, cash or property as the Optionee shall be entitled to purchase in accordance with the foregoing provisions.


     6. Rights Prior to Exercise of Option. The Option is non-transferable by the Optionee and may be exercised only by the Optionee; provided, however, that the Optionee may transfer his rights under this Agreement to any member of his immediate family, to a trust of which he or an immediate family member is a grantor or beneficiary, to an entity of which he or an immediate family member are the sole owners, or by will or in accordance with the laws of descent and distribution. For this purpose, the immediate family of any person shall mean his spouse, lineal descendants and ancestors.


     7. Other Agreements of the Corporation. The corporation covenants that it will at all times reserve and keep available out of its authorized and unissued common stock, solely for the purpose of issue upon exercise of the purchase rights evidenced by this Option, the number of shares of common stock purchasable and deliverable hereunder. the shares of common stock of the Corporation, when issued and delivered pursuant to the valid exercise of the Option, will be validly issued, fully paid and non-assessable. the Corporation will not, by amendment of its Articles of Incorporation or through reorganization, consolidation, merger, dissolution, issuance of capital stock or sale of treasury stock (otherwise than upon exercise of the Option) or sale of assets, or by any other voluntary act or deed, avoid or seek to avoid the performance or observance of any of the covenants, stipulations, or conditions to be observed or performed by the Corporation hereunder. The Corporation will at all times in good faith carry out all of the provisions of this Option.


     8. Miscellaneous. This Agreement contains the entire agreement between the parties hereto. No oral understandings or modifications shall be binding upon any party hereto. All of the negotiations between the parties have been completed, and no further negotiations, any term or provisions of this Agreement are contemplated. This Agreement shall be construed in accordance with the laws of the State of Hawaii and shall be binding upon, and inure to the benefit of, the parties hereto and their respective heirs, personal representatives, successors and assigns.

     IN WITNESS WHEREOF, the Corporation and the Optionee have executed and delivered this Agreement as of the day and year first above written.


                                   THE CASTLE GROUP, INC.



                                   By /s/  Michael Nitta
                                      --------------------------
                                      Its CFO


                                   the "Corporation"


                                   HAWAII RESERVATIONS CENTER, CORP.



                                   By /s/ Charles E. McGee
                                      --------------------------
                                      Its President


                                      the "Optionee"

                               STEVE TOWNSEND
                            EMPLOYMENT AGREEMENT


     THIS AGREEMENT made this 31st day of May, 1997, but effective as of July 28 1997, by and between THE CASTLE GROUP, INC., a corporation organized and existing under the laws of the State of Utah (hereinafter referred to as "Employer"), and STEVE TOWNSEND (hereinafter referred to as "Employee").

                                 WITNESSETH:

     WHEREAS, the said Employer desires to employ Employee, who desires to become an Employee of the said Corporation, on the terms and conditions hereinafter set forth;

     NOW, THEREFORE, in consideration of the mutual covenants and promises herein contained, and intending to be legally bound hereby, the parties hereto agree as follows:

     1. Employment. The Employer agrees to and hereby does engage and employ Employee, and the latter agrees to devote his services, business skill and ability to his employment under the terms, covenants and conditions of this Agreement as necessary for the success of the business of the Employer.

     2. Term of Employment. The term of this employment shall be for a period of FIVE (5) years commencing on the 28th day of July, 1997 and will be automatically renewed on a year-to-year basis unless sooner terminated by either party hereto by giving the other written notice of termination one (1) month before the expiration of the then current term.

     3. Obligation of Employee. Employee agrees that during the term of this Agreement or for any renewal period thereof, he will render his best efforts and services in his capacity as Senior Vice President - Operations to the Employer pursuant to the job description attached hereto and incorporated herein by reference, or as amended in writing from time to time. Employee further agrees to perform to the best of his ability and skill all assignments as assigned by Employer.

     4. Compensation. Employer shall pay Employee, during the period of employment, a compensation package consisting of:

     (a) Base salary of $100,000.00 per year payable in equal semi-monthly installments, or at more frequent intervals, as determined by the Board of Directors.

     (b) An annual performance bonus potential up to 15% of base salary based upon attaining pre-determined criteria.






                                   1 of 5

     (c)     Membership in a 401K plan.

     (d) Full monthly premium paid by Employer for medical, dental, health insurance under the family plan.

     (e) Cost of relocating Employee and family, and their automobile, household goods, personal effects, etc... to Honolulu to be paid by Employer. Substantiated expenses not to exceed $4,000.00 and the cost of advance purchase economy class one-way airfare.

     (f) One time relocation allowance equivalent to one month's base salary of $8,334.00.

     (g)     Monthly auto parking fee at place of business paid by Employer.

     (h)     Group term life insurance equal to one year's base salary.

     5. Business Expense. Employee is authorized to incur reasonable expenses in connection with the business of the Employer, including expenses for travel and similar items. Employer will reimburse Employee for such expenses upon presentation by Employee of an itemized account of such expenditures as may be prescribed by Employer. It is intended by Employer and Employee that all such expenses be ordinary and necessary expenses incurred in connection with the business activities of Employer.

     6. Termination of Agreement. The Employer reserves the right to terminate this Agreement, notwithstanding the provisions of Paragraph 2, above, during the term hereof, provided, however, that the Employer has just cause for termination. "Just cause" shall exist only when one or more of the following occurs:

     (a) Default or violation of any term or condition of this Agreement by Employee;

     (b) Employee's habitual failure to devote his reasonable skills, efforts and abilities in the service of the Employer;

     (c)     Death of Employee;

     (d)     Total disability of Employee for a period of three (3) months.

     Employee reserves the right to terminate this Agreement, notwithstanding the provisions of Paragraph 2, above, during the term hereof upon default or violation of any term or condition of this Agreement by Employer, including its failure to use its best efforts in supporting the performance by Employee.

     7.      Rights upon Termination.  Except as provided in Paragraphs 8





                                   2 of 5
and 9, hereof, if Employer shall terminate this Agreement during the term hereof, without just cause, or if Employee shall terminate this Agreement with just cause, then notwithstanding anything herein to the contrary and in all events, the Employee shall be entitled to receive as severance pay, within thirty (30) days of such termination as a lump sum payment, the total compensation remaining to be paid under Paragraph 4 as of the date of such termination or the total compensation for one (1) year following the date of such termination, whichever is greater, which amount shall not be reduced by any compensation for services received by the Employee after such termination from any other person or entity.

     8. Right of Reimbursement upon Gross Default. If the Employer shall terminate this Agreement during the term hereof, as a result of the intentional or gross default or violation or any term or condition of this Agreement by Employee, or if the Employee shall terminate this Agreement without just cause, then no further obligation or payments from Employer shall be due Employee.

     9. Change of Control. Upon the occurrence of an event constituting a Change in Control, then the Employee shall have the right to elect to terminate this Agreement with or without further cause, at any time prior to end of the term hereof. Upon such termination, or if following such Change in Control the Employer shall terminate this Agreement for any reason other than the intentional or gross default or violation of this Agreement by the Employee, the Employee shall be entitled to receive as severance pay, within thirty (30) days of such termination as a lump sum payment, the total compensation remaining to be paid under Paragraph 4 as of the date of such termination or the total compensation for three (3) years following the date of such termination, whichever is greater, which amount shall not be reduced by any compensation for services by the Employee after such termination from any other person or entity. For purposes of this Agreement, a "Change in Control" shall be deemed to have occurred if and when any persons or entities, other than the existing stockholders of record of Employer as of the commencement of the term hereof or other than persons or entities controlled by the existing stockholders, become collectively the beneficial owner, directly or indirectly, of securities of Employer representing fifty-one percent (51%) or more of the combined voting power of the Employer's shares of voting stock then outstanding.

     10. Death of Employee. Upon the death of Employee during the term of this Agreement, or any renewal thereof, Employer shall pay to the legal representative of Employee's estate any salary accrued but unpaid as of the date of death.

     11. Noncompetition. In consideration of the promises of Employer in this Agreement, and in order to protect the business and good will of Employer, Employee agrees that, for a period ending two (2) years after the termination of his employment by Employer for just cause under Paragraph 6, or if Employee shall voluntarily terminate his employment without just cause under Paragraph 6, he shall not directly or indirectly, alone or as a member of a partnership or an officer, director, shareholder, agent or Employee of any person, firm or corporation, initiate any solicitation of hotel, condominium or resort management business under contract with Employer at the time of such termination. This prohibition shall only be applicable if such termination is by the Employer with just cause under Paragraph 6 or by the Employee without just cause under Paragraph 6. In the event that this section or any portion thereof shall be held by a court of competent jurisdiction to be invalid, illegal or unenforceable for any reason whatsoever, it is expressly understood and agreed that as to such jurisdiction the foregoing restrictive covenant shall be considered modified to embrace the greatest possible time and area of restriction then permitted under the laws of the jurisdiction so holding such invalidity, illegality or unenforceability, and such invalidity, illegality or unenforceability of this section or any portion thereof shall not impair the enforceability of this restrictive covenant in any other jurisdiction or affect the remaining provisions of this Agreement.

     12. Arbitration. If any controversy shall arise between the parties the same shall be submitted to an arbitration for resolution thereof. The arbitrator shall be a person mutually agreed upon by the parties; provided, if the parties hereto are unable to agree upon an arbitrator, such determination shall be made by three (3) arbitrators, one to be appointed by each of the parties hereto. Each party shall promptly name one such arbitrator and give written notice thereof to the other party, and in case either party shall fail so to do within ten (10) days after such notice of the appointment of the first arbitrator, the party naming the first arbitrator may apply to any person then sitting as judge of the Circuit Court of the First Circuit, State of Hawaii, for appointment of a second arbitrator. The two arbitrators thus appointed in either manner shall appoint a third arbitrator, and in case of their failure so to do within ten (10) days after appointment of the second arbitrator, either party may have the third arbitrator appointed by such judge. The three arbitrators so appointed shall proceed to determine the matter in question, and the decision of said arbitrators or a majority of them shall be final, conclusive and binding on both parties hereto, unless the same shall be vacated, modified or corrected as provided in Chapter 658, Hawaii Revised Statutes, as the same may from time to time be amended. Each party shall pay its own witness and attorneys' fees, appointed arbitrator's fee and one-half (1/2) of: the third arbitrator's fee and all proper costs and expenses of such arbitration.

     13. Prohibition on Assignment. This Agreement cannot be assigned or transferred, nor can any of the parties hereunder sell, assign or transfer any of their rights, excepting as specifically otherwise provided.

     14. Personal Representatives, Successors and Assigns. This Agreement shall be binding upon and inure to the benefit of the parties hereto, their personal representatives, successors and assigns.

     15. Severability. The invalidity or unenforceability of any provision thereof shall in no way affect the validity or enforceability of any other provision.

     16. Situs and Governing Law. This Employment Agreement shall be construed and enforced in accordance with the laws of the State of Hawaii.

     17.     Entire Agreement.   This Agreement represents the entire
Agreement between the parties with respect to the subject matter hereof, and supersedes all prior agreements and understandings with respect thereto. No change or modification of this Agreement shall be enforceable against any party unless the same be in writing and signed by the party against whom enforcement in sought.

     IN WITNESS WHEREOF, the parties have hereunto set their hands and seal on the day and year first above written.


THE CASTLE GROUP, INC.


By    /s/ Kelvin Bloom                  /s/ Steve Townsend
     -----------------------            ----------------------
     Chief Operating Officer            "Employee"
     "Employer"

                                  AGREEMENT

     THIS AGREEMENT ("Agreement") is made as of the 16th day of April, 1997, among THE CASTLE GROUP, INC., a corporation organized and existing under the laws of the State of Utah ("CGI"), KIMO M. KEAWE ("Consultant"), and KEAWE RESORTS, INC., as corporation organized and existing under the laws of the State of Hawaii ("KRI").


                            W I T N E S S E T H:

     WHEREAS, Consultant was employed by CGI and its subsidiaries
("Employer") pursuant to that certain employment agreement effective as of November 10, 1993, but executed July 30, 1994 (the "Employment Agreement");

     WHEREAS, upon the terms and conditions described in this Agreement, Employer and consultant desire to terminate the Employment Agreement and their employer/employee relationship; and

     WHEREAS, CGI is indebted to KRI pursuant to that certain promissory note dated July 31, 1995, in the original principal amount of $122,000.00 (the "KRI Note") and KRI and CGI desire to modify the terms of the KRI Note as provided in this Agreement;

     NOW THEREFORE, the parties hereto agree as follows:

     1.      Consulting Agreement.

             (a) Consultant shall render consulting and advisory services to CGI on marketing, managerial and operational matters beginning on April 16, 1997 (the "Commencement Date"), and continuing to May 15, 1998, subject to earlier termination as provided in paragraph 1(e) (the "Consulting Term"). Such services shall be rendered during usual business hours upon CGI's written or oral request. Consultant shall respond to CGI's requests for his services with reasonable promptness, devoting such time and effort toward his services hereunder as may be reasonably necessary to perform the same.

             (b) In consideration for the consulting services and the other obligations of Consultant under this Agreement, commencing on the 16th day of April, 1997, and continuing on the 16th day of each month thereafter during the Consulting Term, CGI shall pay to Consultant a monthly fee as follows: (1) $10,000 per month for the seven month period beginning on the Commencement Date and ending on November 15, 1997; and (2) $5,000 per month for the six-month period beginning on November 16, 1997, and ending on May 15, 1998 (collectively the "Consulting Payments" and individually a "Consulting Payment").

             (c) If CGI fails to make any Consulting payment when due, and such failure continues for 30 days after receiving Consultant's written notice of failure, then, by separate written demand, Consultant may require CGI to and CGI shall, within 30 days after receiving such demand, pay to: (1) Consultant the aggregate amount of all unpaid Consulting Payments plus the aggregate value of all amounts payable by CGI in connection with medical coverage under this Agreement; and (2) KRI the principal balance and all accrued but unpaid interest on the KRI Note.

             (d) At all times in providing the consulting services hereunder, Consultant shall be an independent contractor to CGI. Except as provided in this Agreement with respect to medical coverage, Consultant shall solely pay the cost of Consultant's insurance, health insurance, licenses and related costs in providing such services. Consultant shall be responsible for payment of all taxes on any and all compensation received by Consultant (including, without limitation, payments for medical coverage) under this Agreement.

             (e) In the event that prior to May 15, 1998, Consultant shall die, or shall become employed by, a consultant to, or an owner of any corporation (not including CGI), partnership, limited liability company or other business entity that is or intends to be engaged in the business of hotel/condominium resort management within the State of Hawaii, THEN, in any such event, the Consulting Term shall terminate immediately and the Consulting Payments plus the payments for medical coverage paid or to be paid to or on behalf of Consultant for services rendered or for medical coverage shall be prorated for the particular month of death or other reason and CGI shall only be responsible for payment of such prorated amounts.

     2.      Employment Matters.

             (a) Effective on the Commencement Date, Consultant hereby resigns as an officer and employee of the Employer.

             (b) Effective on the Commencement Date, the Employment Agreement is terminated and cancelled for all purposes including, without limitation, any unexecuted payments or other considerations contained therein.

             (c) In the event that (1) within 21 days after the date hereof, Consultant shall fail to sign and deliver to CGI the general release in the form attached as Exhibit A (the "Release") or (2) Consultant shall revoke the Release within 7 days of signing it, THEN, in either event, notwithstanding any other provision of this Agreement, this Agreement shall be rescinded and the parties shall be restored to status quo existing just prior to the making of this Agreement as if this Agreement had never been made. Consultant is advised to consult with any attorney of his choice, at his own expense, regarding the terms of the Release before signing it and shall have 21 days in which to consider the terms of the Release.

             (d) Any and all information obtained by or disclosed to Consultant during his employment with Employer which is not generally known to the public, including but not limited to Employer's customers, programs, methods of operation, processes, practices, policies and procedures, are strictly confidential and proprietary to Employer, shall be treated as trade secrets, and shall not be disclosed, discussed or revealed by Consultant to any other persons, entities or organizations.

     3.      Other Matters -- CGI.

             (a) From the Commencement Date and for the Consulting Term, CGI shall provide Consultant with medical coverage substantially identical to that provided by CGI under the Employment Agreement.

             (b) CGI shall use its reasonable efforts to pay in full, principal and interest, the KRI Note on or before November 15, 1997. In the event that the KRI Note shall not have been paid in full by such date, then CGI shall make minimum monthly payments of $1,000 on the KRI Note until it shall have been paid in full.

             (c) CGI shall use its reasonable efforts to cause Hawaii National Bank to release Consultant from that certain guaranty made by Consultant (the "HNB Guaranty") in connection with a loan of approximately $300,000 (the "HNB Loan") but CGI does not guaranty that it will be able to obtain such a release.

             (d) CGI shall indemnify and hold Consultant harmless against and from all claims, demands, suits, actions, rights of action, attorneys' fees, expenses, damages, judgments and other costs, sustained by Consultant and caused by, arising out of or resulting from, the failure of CGI to make or cause to be made payments on the HNB Loan. Consultant shall notify CGI promptly of such claims, demands, suits, actions and rights of action and shall give CGI reasonable opportunity to participate in the defense thereof.

     4.      Other Matters -- Consultant.

             (a) Consultant represents to CGI that Consultant is the sole record and beneficial owner of 322,500 common shares, par value $.02, of the capital stock of CGI (the "CGI Shares"), free and clear of any pledge, lien, security interest, charge, claim, encumbrances, mortgage, equity, or restriction of any kind whatsoever.

             (b) Within ten days after the date of this Agreement, Consultant shall surrender to CGI the stock certificates for the CGI Shares in exchange for one stock certificate representing 32,250 CGI Shares and for one or more stock certificates representing the balance of the CGI Shares. CGI shall cause the stock certificate representing 32,250 CGI Shares to be legended with a notation substantially as follows:

     "Notice is hereby given that transfer of the shares of stock evidenced by this certificate is subject to the restrictions of a certain agreement dated as of April 16, 1997, a copy of which is on file in
     the office of  the  corporation.   Transfer of the  shares of stock
     evidenced by this certificate is subject to the restrictions set forth in, and may be made only in compliance with the terms of, said agreement. By accepting this certificate the holder hereof and his, her or its successors and transferees and assigns become parties to such agreement and are bound by its provisions."

             (c) Consultant hereby grants, sells, conveys, assigns and transfers to CGI, all right, title and interest of Consultant in and to 32,250 CGI Shares, free and clear of all mortgages, liens, pledges, security interests, charges, claims, restrictions and encumbrances of any nature whatsoever effective upon the last to occur of the following conditions ("Conditions Subsequent"):

             (1) The payment by CGI of the final Consulting Payment, including such payment as a result of earlier termination of the Consulting Term as described in paragraph 1(e);

             (2) The payment by CGI in full, principal and interest, of the KRI Note; and

             (3) The payment in full of the HNB Loan or the earlier release by Hawaii National Bank of consultant from the HNB Guaranty in connection with the HNB Loan, and, in either case, after notice thereof by CGI to Consultant.

             (d) Not later than five days after the last to occur of the Conditions subsequent, Consultant shall deliver to CGI the stock certificate representing such 32,250 CGI Shares, duly endorsed in blank or accompanied by stock transfer powers duly executed in blank, and in proper form for transfer.

     5. KRI Note. KRI hereby consents to the modification of the KRI Note as provided in paragraph 3(b).

     6. Governing Law. The validity, construction and performance of this Agreement shall be governed by the laws of the State of Hawaii.

     7. Dispute Resolution; Location of. Any litigation between the parties which arises out of or relates to this Agreement shall be filed and tried in a state court of competent jurisdiction in the City and County of Honolulu, State of Hawaii.

     8. Partial Invalidity. In the event that, in any judicial proceeding, any provision of this Agreement is held invalid or unenforceable to its full extent, such provision shall be enforced to the fullest extent permitted by law and the validity of the remaining provisions shall not be affected thereby.

     9. Entire Agreement; Modification. This Agreement contains the sole understanding between the parties with respect to its subject matter and supersedes all agreements or understandings, written or oral, between them with respect thereto. Neither this Agreement nor any provision hereof may be modified, waived, discharged or terminated except by a writing executed by the parties.

     10. Titles. As used in this Agreement, the term "paragraph" refers a paragraph of this Agreement. The titles of the paragraphs of this Agreement are for the convenience of reference only and shall not be considered in construing this Agreement.

     11. Benefit and Binding Effect. This Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective heirs, personal representatives, successors and assigns.

     12. Attorneys' Fees and Expenses. In the event of any default by any party hereunder, the other parties (provided they are not also in default) shall be entitled to recover from the defaulting party all reasonable attorney's fees and other costs and expenses incurred as a result of the default.



                 Remainder of page intentionally left blank

     IN WITNESS WHEREOF, the parties have signed this Agreement as of the date first above written.

THE CASTLE GROUP, INC.                  KEAWE RESORTS, INC.
"CGI"                                        "KRI"


By /s/ Kelvin Bloom                     By  /s/ Kimo Keawe
   ---------------------------              --------------------
   Its Chief Operating Officer              Its President




                                            /s/ Kimo Keawe
                                            --------------------
                                            KIMO M. KEAWE
                                            "Consultant"

                                  Exhibit A
                               GENERAL RELEASE

     On April 16, 1997, I voluntarily resigned as an officer and employee of THE CASTLE GROUP, INC. and its subsidiaries, such resignation to be effective April 16, 1997. In consideration for THE CASTLE GROUP, INC.'s signing and becoming a party to that certain agreement dated as of April 16, 1997, among THE CASTLE GROUP, INC., me and KEAWE RESORTS, INC. (the "Master Agreement") I hereby make the following promises and agree to the terms of this Release, intending to be legally bound by those terms and promises.

     1. I hereby release THE CASTLE GROUP, INC., its subsidiaries, affiliates, parents, and their respective successors, predecessors, assigns, officers, directors, shareholders, employees, managers, agents, attorneys, officials, owners, divisions and branches (herein collectively referred to as "the Company") from any and all claims, demands, suits, complaints, actions and causes of action, whether in law or in equity, with respect to any event, mater, claim, damage or injury arising out of and/or with respect to my employment with the Company, including, but not limited to, claims based on express or implied contract, covenants of fair dealing and good faith, age discrimination, wrongful discharge, the Age Discrimination in Employment Act, accrued but unused vacation, Title VII of the Civil Rights Act of 1964, the Equal Pay Act, the Hawaii employment Practices Act, and any other applicable federal, state or local laws, ordinances and regulations. This Release does not, however, apply to, or waive, any right I may have under applicable worker's compensation laws or employee benefit plans, or to claims that may arise after the effective date of this Release.

     2. I understand that by signing this Release, I am forever relinquishing my right to sue the Company based on any claim arising out of and/or with respect to my employment with the Company (other than claims arising under employee benefit plans or claims for injuries compensable under workers' compensation laws) and I agree that I will never file any charge or complaint or maintain any litigation against any of those companies or persons based on any of the employment-related claims I am giving up by signing this document.

     3. I acknowledge that I have been advised to consult with any attorney of my choice, at my own expense, regarding the terms of this document before signing it, and that I was offered twenty-one (21) days in which to consider the terms of this document before signing it.

     4. I understand that I may revoke this Release at any time within seven (7) days of signing it, by providing written notice to the Company that I wish to cancel this Release, which must be received by the Company within this seven (7) day period. The terms of this Release will not be effective until the seven (7) day revocation period expires. I agree that in the event this Release shall not have become effective on or before the date one calendar month after the date of the Master Agreement, the Master Agreement will be rescinded and the parties thereto will be restored to the status quo existing just prior to the making of the Master Agreement as if the Master Agreement had never been made.

     5. In the event that any provision, or part thereof, of this Release is held to be void, voidable, illegal or unenforceable, I understand and agree that the remaining portions of this Release shall remain in full force and effect. Hawaii law shall govern the validity and interpretation of this Release. I further understand that this Release may not be changed or altered, except by a written writing signed by an authorized representative of the Company.

     6. I understand that the consideration provided to me under the terms of the Master Agreement and this Release does not constitute an admission by the Company that it has violated any law, or other legal obligations such as those described in paragraph 1 above. I have signed this document freely and voluntarily and not because of any deception or coercion. I understand the terms of this document and agree that they are fair and equitable.



                                        /s/ Kimo M. Keawe
                                        ---------------------------
                                         KIMO M. KEAWE


                                            04/16/97
                                        ---------------------------
                                          Date Signed


                                            04/24/97
                                        ----------------------------
                                         Effective Date of Release
                                        (Eight days after signature)
























                                  Exhibit A
                                 Page 2 of 2

                           AMENDMENT TO AGREEMENT


     THIS AMENDMENT ("Amendment") is made as of the 16th day of April, 1997, among THE CASTLE GROUP, INC., a corporation organized and existing under the laws of the State of Utah ("CGI"), KIMO M. KEAWE ("Consultant"), and KEAWE RESORTS, INC., a corporation organized and existing under the laws of the State of Hawaii ("KRI").


                           W I T N E S S E T H:

     WHEREAS, Consultant was employed by CGI and its subsidiaries
("Employer") pursuant to that certain employment agreement effective as of November 10, 1993, but executed July 30, 1994 (the "Employment Agreement");

     WHEREAS, Employer and Consultant entered into an Agreement dated April 16, 1997 (hereinafter referred to as the "Agreement") to terminate the Employment Agreement and their employer/employee relationship; and

     WHEREAS, the parties hereto desire to amend the Agreement upon the following terms and conditions;

     NOW THEREFORE, the parties hereto hereby mutually covenant and agree to amend the Agreement as follows:

     1. Paragraph 1 (e), page 2, is modified to provide that the consulting term and the consulting payments shall not be affected if Consultant is directly retained by a hotel owner or condominium resort owner.

     2. Paragraph 3 (b), page 3, is deleted in its entirety and a new paragraph 3 (b) is added as follows:

             "CGI shall use its reasonable efforts to pay in full, principal and interest, the KRI note on or before November 15, 1997. In the event that the KRI note shall not have been paid in full by such date, then CGI shall make minimum monthly payments of $1,000 on the KRI note until May 15, 1998. In the event that the KRI note shall not have been paid in full by May 15, 1998, then CGI shall make minimum monthly payments of $2,000 on the KRI note until May 15, 1999, at which time the KRI note shall become payable in full. In the event that CGI secures an underwriting or private placement, the KRI note shall become payable in full."

     3. Paragraph 3 (d), page 3, is modified by adding "defend", between the words "shall indemnify" in the first line.

     4. A new paragraph 3 (e) is hereby added to the Agreement as follows:

             (e) CGI shall forever relinquish its right to sue the Consultant based on any claim arising out of and/or with respect to Consultant's employment with CGI.

     5. Paragraph 4 (b), Page 3, first sentence, is deleted in its entirety and a new sentence is added as follows:

             On or before September 30, 1997, Consultant shall surrender to CGI the stock certificates for the CGI Shares in exchange for one stock certificate representing 32,250 CGI Shares and for one or more stock certificates representing the balance of the CGI Shares.

             IN WITNESS WHEREOF, the parties hereto have executed this instrument as of the date and year first above written.

THE CASTLE GROUP, INC.             KEAWE RESORTS, INC.
"CGI"                              "KRI"

By /s/ Kelvin Bloom                By  /s/ Kimo M. Keawe
   ----------------------              ----------------------
    Its COO                             Its President



                                        /s/ Kimo M. Keawe
                                        ---------------------
                                          KIMO M. KEAWE
                                          "Consultant"

                           THE CASTLE GROUP, INC.
                     A Hotel & Resort Management Company


July 31, 1997



Board of Directors
The Castle Group, Inc.
745 Fort Street #1000
Honolulu, Hawaii  96813

Re:  Stock Option

This is to inform you that effective as of the above date, I hereby give up all of my rights, title, interest and claims pertaining to the stock option (and all past amendments) granted to me as part of my employment contract.

I look forward to continuing to provide my best efforts to The Castle Group and all of its stockholders.

Sincerely,


/s/ Kelvin Bloom

KELVIN BLOOM
























745 Fort Street, Tenth Floor   Honolulu, Hawaii 96813   Phone (808) 524-0900
Fax (808) 521-9994

                        AMENDMENT TO PROMISSORY NOTE


     WHEREAS, on or about July 31, 1995, SABURO OR MITSUE MARUYAMA ("Holder") and The Castle Group, Inc. ("CGI") entered into a promissory note in the amount of $3,600, due and payable on or before January 31, 1997.

     WHEREAS, Holder and CGI wish to amend the promissory note under the following terms and conditions contained herein.

     NOW, THEREFORE, the Holder and CGI agree to amend the promissory note dated July 31, 1995 as follows:

     1. The due date for the promissory note shall be changed from January 1, 1997 to August 1, 1998.

     All other terms and conditions of the Promissory Note dated July 31, 1995 shall remain in full force and effect, except for the above amendment.


THE CASTLE GROUP, INC.             SABURO OR MITSUE MARUYAMA



By  /s/ Rick Wall                  By  /s/ Saburo Maruyama
   ---------------------              ------------------------
   Its Chairman & CEO                  Saburo Maruyama


By  /s/ Motoko Takahashi
   ---------------------
     Its Secretary

                        AMENDMENT TO PROMISSORY NOTE


     WHEREAS, on or about July 31, 1995, MICHAEL S. NITTA ("Holder") and The Castle Group, Inc. ("CGI") entered into a promissory note in the amount of $16,800, due and payable on or before January 31, 1997.

     WHEREAS, Holder and CGI wish to amend the promissory note under the following terms and conditions contained herein.

     NOW, THEREFORE, the Holder and CGI agree to amend the promissory note dated July 31, 1995 as follows:

     1. The due date for the promissory note shall be changed from January 1, 1997 to August 1, 1998.

     All other terms and conditions of the Promissory Note dated July 31, 1995 shall remain in full force and effect, except for the above amendment.

THE CASTLE GROUP, INC.             MICHAEL S. NITTA



By  /s/ Rick Wall                  By  /s/ Michael S. Nitta
   -----------------------             -----------------------
   Its Chairman & CEO                  Michael S. Nitta


By  /s/ Motoko Takahashi
   -----------------------
     Its Secretary

                        AMENDMENT TO PROMISSORY NOTE


     WHEREAS, on or about July 31, 1995, KEAWE RESORTS, INC. ("Holder") and The Castle Group, Inc. ("CGI") entered into a promissory note in the amount of $122,000, due and payable on or before January 31, 1997.

     WHEREAS, Holder and CGI wish to amend the promissory note under the following terms and conditions contained herein.

     NOW, THEREFORE, the Holder and CGI agree to amend the promissory note dated July 31, 1995 as follows:

     1. The due date for the promissory note shall be changed from January 1, 1997 to August 1, 1998.

     All other terms and conditions of the Promissory Note dated July 31, 1995 shall remain in full force and effect, except for the above amendment.

THE CASTLE GROUP, INC.             KEAWE RESORTS, INC.



By  /s/ Rick Wall                  By  /s/ Kimo M. Keawe
   ---------------------              -----------------------
    Its Chairman & CEO                 Its President


By  /s/ Motoko Takahashi
   ---------------------
    Its Secretary

                        AMENDMENT TO PROMISSORY NOTE


     WHEREAS, on or about July 31, 1995, M.K. & SONS, INC. ("Holder") and
The Castle Group, Inc. ("CGI") entered into a promissory note in the amount of $12,000, due and payable on or before January 31, 1997.

     WHEREAS, Holder and CGI wish to amend the promissory note under the following terms and conditions contained herein.

     NOW, THEREFORE, the Holder and CGI agree to amend the promissory note dated July 31, 1995 as follows:

     1. The due date for the promissory note shall be changed from January 1, 1997 to August 1, 1998.

     All other terms and conditions of the Promissory Note dated July 31, 1995 shall remain in full force and effect, except for the above amendment.

THE CASTLE GROUP, INC.             M.K. & SONS, INC.



By  /s/ Rick Wall                  By  /s/ Masamichi Kato
   -----------------------            ----------------------
   Its Chairman & CEO                  Its President


By  /s/ Motoko Takahashi           By  /s/ Saburo Maruyama
   -----------------------            ----------------------
     Its Secretary                     Its Secretary

                        AMENDMENT TO PROMISSORY NOTE


     WHEREAS, on or about July 31, 1995, SHIGERU SHINNO ("Holder") and THE CASTLE GROUP, INC. ("CGI") entered into a promissory note in the amount of $6,000, due and payable on or before January 31, 1997.

     WHEREAS, Holder and CGI wish to amend the promissory note under the following terms and conditions contained herein.

     NOW, THEREFORE, the Holder and CGI agree to amend the promissory note dated July 31, 1995 as follows:

     1. The due date for the promissory note shall be changed from January 1, 1997 to August 1, 1998.

     All other terms and conditions of the Promissory Note dated July 31, 1995 shall remain in full force and effect, except for the above amendment.

THE CASTLE GROUP, INC.             SHIGERU SHINNO



By  /s/ Rick Wall                  By   /s/ Shigeru Shinno
    -----------------------            -----------------------
     Its Chairman & CEO                 SHIGERU SHINNO


By  /s/ Motoko Takahashi
    -----------------------
     Its Secretary

                        AMENDMENT TO PROMISSORY NOTE


     WHEREAS, on or about July 31, 1995, T.N. GROUP HAWAII, INC. ("Holder") and THE CASTLE GROUP, INC. ("CGI") entered into a promissory note in the amount of $6,000, due and payable on or before January 31, 1997.

     WHEREAS, Holder and CGI wish to amend the promissory note under the following terms and conditions contained herein.

     NOW, THEREFORE, the Holder and CGI agree to amend the promissory note dated July 31, 1995 as follows:

     1. The due date for the promissory note shall be changed from January 1, 1997 to August 1, 1998.

     All other terms and conditions of the Promissory Note dated July 31, 1995 shall remain in full force and effect, except for the above amendment.

THE CASTLE GROUP, INC.             T.N. GROUP HAWAII, INC.



By  /s/ Rick Wall                  By  /s/ Atsushi Horigome
    ---------------------              -----------------------
    Its Chairman & CEO                     Its President


By  /s/ Motoko Takahashi           By  /s/ Etsuro Matsumoto
    ---------------------              -----------------------
     Its Secretary                     Its Secretary