Form 10QSB
period 1997-10-31
CASTLE GROUP INC
filed 1997-12-15
CIK 918543

                   U.S. Securities and Exchange Commission

                           Washington, D.C. 20549

                                 FORM 10-QSB
(Mark One)


  [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended October 31, 1997


  [   ]        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934

               For the transition period from ___________ to  ____________

                       Commission file number 0-23338


                           THE CASTLE GROUP, INC.
      (Exact name of small business issuer as specified in its charter)

               UTAH                                   99-037845
  (State or other jurisdiction of                   (IRS Employer
   incorporation or organization)                 Identification No.)

                        745 Fort Street, Tenth Floor
                           Honolulu, Hawaii 96813
                 Issuer's telephone number:  (808) 524-0900


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes [ x ]       No [   ]


Number of shares outstanding of each of the Registrant's classes of stock, as of October 31, 1997:

                  Common stock, $.02 par value - 5,311,130

        Transitional Small Business Disclosure Format (check one):
                            Yes [ x ]    No [   ]






Page 1 of 20 sequentially numbered pages

                           THE CASTLE GROUP, INC.
                                 FORM 10-QSB
                              TABLE OF CONTENTS




PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements


Consolidated Balance Sheet as of October 31, 1997 (unaudited)
  and July 31, 1997.................................................   3


Consolidated Statements of Operations for the Quarter
 ended October 31, 1997 and October 31, 1996 (unaudited)............   4


Consolidated Statement of Cash Flows for the Quarter Ended
  October 31, 1997 and October 31, 1996 (unaudited).................   5


Notes to the Consolidated Financial Statements (unaudited)..........   6


Item 2.   Management's Discussion and Analysis and Plan of
          Operation.................................................  10



PART II. OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders........ 16


Item 5.  Other Information........................................... 16


Item 6.  Exhibits and Reports on Form 8-K............................ 16


SIGNATURES........................................................... 20

                       PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

                    THE CASTLE GROUP, INC. AND SUBSIDIARY
Consolidated Balance Sheet - October 31, 1997 (Unaudited) and July 31, 1997

ASSETS                                      October 1997     July 1997
Current Assets
 Cash                                       $    110,242   $    268,938
 Accounts Receivable, Net                        802,181        820,368
 Prepaid Expenses                                146,144         89,779
 Restricted Cash                                  19,941         19,941
 Due from Related Party                          269,512        197,730
                                            -------------  -------------
Total Current Assets                           1,348,020      1,396,756
Non Current Assets                          -------------  -------------
 Furniture Fixtures & Equipment, Net              79,343         82,571
 Investment in HBII Timeshare Program             60,691         61,240
 Deposits & Other Assets                          71,330         63,021
 Intangibles, Net of Amortization                 10,342         12,928
                                            -------------  -------------
Total Non Current Assets                         221,706        219,760
                                            -------------  -------------
TOTAL ASSETS                                $  1,569,726   $  1,616,516
                                            =============  =============
LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
 Accounts Payable                           $    793,759   $    613,791
 Due to Related Parties                           18,000         18,000
 Vacation Payable                                 88,099        109,233
 Wages Payable                                    81,333         84,567
 Taxes Payable                                    11,457         36,143
 Notes and Contract Payable, Current             250,000        250,000
 Deferred Income                                  50,820         76,230
 Other Accrued Liabilities                       102,008        121,467
                                            -------------  -------------
Total Current Liabilities                      1,395,476      1,309,431
Long Term Debt                                   166,400        166,400
                                            -------------  -------------
Total Liabilities                              1,561,876      1,475,831
Stockholders' Equity                        -------------  -------------
 Common stock, $.02 par, 20,000,000 shares
 authorized, 5,311,130 and 5,089,030 issued
 & outstanding, respectively                     106,223        101,781
 Common stock subscribed and unissued,
 222,100 shares                                        0        384,750
 Capital in excess of par                      2,539,175      2,118,222
 Accumulated Deficit                          (2,637,548)    (2,464,068)
                                            -------------  -------------
Total Stockholders' Equity                         7,850        140,685
                                            -------------  -------------
Total Liabilities and Stockholders' Equity  $  1,569,726   $  1,616,516
                                            =============  =============

  The accompanying notes are an integral part of the financial statements.

                    THE CASTLE GROUP, INC. AND SUBSIDIARY
                    Consolidated  Statement of Operations
               for the quarter ended October 31, 1997 and 1996
                                 (Unaudited)

                                                 Three Months Ended
                                            ----------------------------
                                            October 1997   October 1996
                                            -------------  -------------
Revenue
 Management Fees                            $    761,409   $    783,504
 Hotel Operating Revenues                        423,842        461,684
 Other Income                                    162,624        196,375
                                            -------------  -------------
Total Revenues                                 1,347,875      1,441,563
Expenses
 Payroll and benefits                            478,386        468,477
 Hotel Operating Expenses                        477,715        481,092
 Professional fees                                57,965         22,819
 Reservations                                    206,505        238,273
 Depreciation and Amortization                     7,605        118,922
 Rent                                            104,087        102,143
 Travel and entertainment                         49,666          5,507
 Office expenses                                  15,209         14,864
 Utilities                                        11,371          9,340
 Taxes, other than income                         33,174         40,176
 Advertising and marketing                        24,659         26,456
 Insurance                                        18,235         27,948
 Other                                            24,876         18,190
                                            -------------  -------------
Total Expenses                                 1,509,453      1,574,207
                                            -------------  -------------
Operating Profit (Loss)                      (   161,578)  (    132,644)

Other Expenses
 Interest Expense                                 11,902         13,681
                                            -------------  -------------

Net Profit ( Loss )                          (   173,480)  (    146,325)
                                            =============  =============

Primary and Fully
 Diluted Per Share Data
  Net Profit ( Loss )                        ($      .03)  ($       .03)
                                            =============  =============








 The accompanying notes are an integral part of the financial statements.

                   THE CASTLE GROUP, INC. AND SUBSIDIARY
                   Consolidated  statement of cash flows
               Three months ended October 31, 1997 and 1996
                               ( Unaudited )

                                                  Three Months Ended
                                               October 1997   October 1996
                                              -------------  --------------
Cash Flows From Operating Activities
 Net Loss                                     ($    173,480) ($    146,325)
 Adjustments to reconcile net loss to net
  cash used by operating activities-
   Depreciation and amortization                      7,605        118,921
   Amortization of deferred compensation
    expense                                               0         12,500
 Changes in assets and liabilities-
  Decrease (Increase) in accounts receivable         18,187        135,428
  Decrease (Increase) in due from
   related party                              (      71,782) (      66,256)
  Decrease (Increase) in prepaid expenses     (      56,365)        10,717
  Decrease (Increase) in deposits             (       8,309)        30,000
  Increase (Decrease) in accounts payable           179,968  (      93,079)
  Increase (Decrease) in wages payable        (       3,234)        33,261
  Increase (Decrease) in vacation payable     (      21,134) (      19,234)
  Increase (Decrease) in taxes payable        (      24,686) (      18,298)
  Increase (Decrease) in accrued liabilities  (      19,459)        10,344
                                              -------------- --------------
Net cash flow from operating activities       (     172,689)         7,979
                                              -------------- --------------
Cash Flows From Investing Activities
  Purchase of furniture, fixtures & equipment (       1,791) (       3,749)
  Stock subscription received                        40,645              0
  Investment in HBII Timeshare                          549              0
                                              -------------- --------------
Net cash flow from investing activities              39,403  (       3,749)
Cash Flows from Financing Activities
  Repayment of Long Term Debt                 (      25,410) (      25,410)
                                              -------------- --------------
Net cash flow from financing activities       (      25,410) (      25,410)
                                              -------------- --------------
Net Increase (Decrease) in Cash               (     158,696) (      21,180)
Cash at Beginning of Period                         268,938        220,951
                                              -------------- --------------

Cash at End of Period                               110,242        199,771
                                              ============== ==============

Supplemental disclosures of cash flow
 Information:
  Cash paid during the year for interest             11,901         13,681
                                              ============== ==============




  The accompanying notes are an integral part of the financial statements.

                    THE CASTLE GROUP, INC. AND SUBSIDIARY
                  Notes to Consolidated Financial Statement

     The accompanying consolidated financial statements of The Castle Group, Inc. and subsidiary for the three months ended October 31, 1997 have been prepared in accordance with generally accepted accounting principles. These financial statements have not been audited by independent public accountants, but include all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management , necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. The consolidated financial statements do not include all disclosures associated with annual financial statements and accordingly, should be read in conjunction with the annual consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended July 31, 1997, as filed with the Securities and Exchange Commission. A copy of this report is available from the Company upon request. The results of operations for the three months ended October 31, 1997 are not necessarily indicative of the operating results for the remainder of the year.

PER SHARE DATA-

     Per share data is based on the weighted average number of shares outstanding during the period without regards to common stock equivalents because of their anti-dilutive effect. As of October 31, 1997 and July 31, 1997, the weighted average shares outstanding was 5,311,130 and 5,109,903, respectively.

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

     At October 31, 1997 and July 31, 1997, furniture, fixtures and equipment consisted of the following:


                                   10/31/97       07/31/97
                                   ---------      ---------
Office Furniture and Equipment      207,320        205,529
Less Accumulated Depreciation      (127,977)      (122,958)
                                   ---------      ---------
          Net Book Value             79,343         82,571
                                   =========      =========

     Depreciation is computed using the declining balance and straight-line methods over the estimated useful life of the assets (5 to 7 years).

INTANGIBLES-

     Intangible assets consist of organizational costs which are amortized on a straight-line basis over 5 years. At October 31, 1997 and July 31, 1997, the balances of this intangible was as follows:

                                               10/31/97       07/31/97
                                              ----------     ----------
     Organizational Costs                        51,714         51,714
     Less Accumulated Amortization            (  41,372)     (  38,786)
                                              ----------     ----------
     Net Book Value                              10,342         12,928
                                              ==========     ==========
MANAGEMENT ESTIMATES-

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

RELATED PARTY TRANSACTIONS:  HANALEI BAY INTERNATIONAL INVESTORS-

     The Company has a hotel management agreement with Hanalei Bay International Investors (HBII) to manage the Hanalei Bay Resort (HBR). The managing general partner of HBII is also the Chairman and Chief Executive Officer of the Castle Group, Inc. Under the agreement, the Company is to receive management and incentive fees based on a percentage of gross total revenue and net income respectively. The Company also receives reservation fees based on a percentage of gross room revenues and a marketing fee based
on a percentage of gross revenue.   At October 31, 1997 and July 31, 1997,
The Company had receivable balances of $269,512 and $197,730, respectively, from HBII.

LEASES-

     The Company has leases for office space, vehicles and equipment expiring at various dates through 1999. The office leases are renewable for an additional five years. In May 1996, the Company leased a hotel under a
non-cancelable agreement  expiring in  March 1998.   The lease may  be
renewed for an additional four years. The lessor is entitled to a percentage of the operating profits for the hotel in excess of certain thresholds of return until April 1997. All assets and liabilities of the hotel operations have been included as net assets in the Company's operations.

     At October 31, 1997, the future minimum rental commitment under these leases were as follows:

    Schedule of minimum lease payments
                    1998                              863,000
                    1999                              261,000
                                                   ----------
                    Total                           1,124,000
                                                   ==========

COMMON STOCK WARRANTS-

     In May 1994, the Company issued warrants to acquire up to 25,000 shares of common stock for $1.25 per share, exercisable through May 1999 in exchange for consulting services rendered. No warrants have been exercised as of October 31, 1997.

COMMON STOCK OPTIONS-

     In November 1993, as an inducement to enter into an employment contract with the Company, the Company issued options to an officer of the Company to obtain 125,000 shares of common stock for one dollar, exercisable by December 2, 1998. The transaction was recorded as deferred compensation expense and deferred compensation payable of $250,000, representing the fair value of the common stock option at the date of grant. In 1995, the option period was amended to be only exercisable after August 1, 1996 but before December 2, 1998. No options have been exercised and in 1997, the options were forfeited by the officer.

     In May 1997, the Company, as part of a renegotiation of its reservation services agreement, granted an option to purchase 50,000 shares of the Company's common stock at a price of $2 per share to Hawaii Reservations Center Corp., which is wholly owned by a director/ stockholder of the Company. The option may be exercised between May 1997 and 2000 and had not been exercised as of October 31, 1997.

STOCK SUBSCRIPTIONS-

     In July 1997, 222,100 common shares were subscribed at $2 per share. As of October 31, 1997, the Company received $425,399, net of stock issuance expenses of $18,806. The shares were issued in November of 1997 to the subscriber.

LITIGATION

     There are various claims and lawsuits pending against the Company involving complaints which are normal and reasonably foreseeable in light of the nature of the Company's business. In the opinion of management, the resolution of these claims will not have a material adverse effect on the Company's financial position. There were no new lawsuits filed during the quarter ended October 31, 1997.

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

    Significant components of the Company's deferred tax assets and liabilities as of October 31, 1997 and 1996 are:

                                                 10/31/97      07/31/97
                                               -----------   -----------
     Deferred tax assets-
         Vacation Pay                               7,000         7,000
         Noncompetition agreement                 240,000       240,000
         Deferred Income                           31,000        31,000
         Net Operating Loss                       790,000       738,000
                                               -----------   -----------
     Deferred tax asset                         1,068,000     1,016,000
     Deferred tax liability-
         Furniture, fixtures and equipment     (    8,000)   (    8,000)
                                               -----------   -----------
     Net Deferred Tax Asset                     1,060,000     1,008,000
     Valuation Allowance                       (1,060,000)   (1,008,000)
                                               -----------   -----------
                                                    -0-           -0-
                                               ===========   ===========

     The Company has a net operating loss carryforward for income tax purposes of $1,844,400 at July 31, 1997 which expires at various dates through fiscal year 2011.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD LOOKING STATEMENTS - "RISK FACTORS"

     This "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements that are subject to a number of risks and uncertainties. These risks and uncertainties could cause actual results to differ materially from the results anticipated in such forward-looking statements.

GENERAL-

     The Company is a Utah corporation which earns its revenues primarily by providing management, reservations, and sales and marketing services to hotels and resorts. The Company currently operates within the State of Hawaii and the Commonwealth of Saipan under the trade names "Hawaiian Pacific Resorts," and Castle Resorts and Hotels."

     The Company's revenues are derived from management fees, sales and marketing fees, reservation fees, accounting fees, commissions, incentive fees and other fees from the properties it represents pursuant to the terms and conditions of its management contracts. In addition to the fees described, the Company also earns revenues from transient and long term rentals and other hotel related income from its leased hotel. The revenues of the properties which are managed by the Company, except as mentioned herein, are not recorded as revenues of the Company.

     The Company's operating expenses are comprised of labor, reservation fees and other costs associated with operating as a management company. The expenses of the properties which are managed by the Company, except as mentioned herein, are not recorded as expenses of the Company.

     As of October 31, 1997, the Company had 29 contracts covering 3,138 rooms, all except 68 rooms located in Saipan being situated within the State of Hawaii. Under the management contracts, the Company is typically responsible for the supervision and day to day operations of the property in exchange for a base management fee which is based on gross revenues. In some cased, the Company also participates in the profitability of the properties it manages and may earn an incentive fee which is based on the net operating profits of the managed property. Sales and marketing and reservations fees earned from the properties are based on the gross revenues of the property. The Company is also reimbursed for direct advertising and marketing expenditures it makes on behalf of the property, all in accordance with the terms and conditions of the management contracts. The Company also earns commissions and other fees from the properties managed by providing centralized purchasing services to the hotel owners. Under these arrangements, the net savings to the property owner from centralized purchasing are shared between the Company in the form of commissions and to the property owner in the form of cost savings.

     Hotel revenues consist of revenues from 167 rooms leased by the Company. Under this arrangement, the Company includes as its own revenues the entire property revenues which includes hotel transient rental income as well as the total expenses incurred to operate the property. The property is situated in Waikiki, Hawaii. The Company does not currently own any other real property interests in fee or leasehold.

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

     The Company is presently in the negotiating stages with various other properties located throughout the State of Hawaii and in other Pacific Rim regions.


RESULTS OF OPERATIONS-

FOR THE QUARTERS ENDED OCTOBER 31, 1997 AND 1996


SALES

     For the quarters ended October 31, 1997 and 1996, the Company had total revenues of $1,347,875 and $1,441,563, respectively, a decrease of $95,688 or 7%. Operating expenses for the quarters ended October 31, 1997 and 1996 were $1,521,355 and $1,587,888, respectively, a decrease of $66,533 or 4%, which contributed to a net loss for 1997 of $173,480 as compared with a net loss of $146,325 for the prior year, a decrease of $27,155 or 19%.

     The decrease in revenues for the quarter ended October 31, 1997 as opposed to the prior year is attributed to a decrease in hotel revenues from two properties managed by the Company. The first property is located in Maui and revenues for 1997 were $45,000 lower than 1996; the other property is located on Oahu and net fees from this property were $32,500 lower than 1996. Much of this variance occurred during the one month ended October, 1997 and management is confident, although no assurance can be given, that the revenue decrease when compared to the prior year shall be made up in the busier months of January through March of 1998. Also included in 1996 is $45,000 in other income resulting from centralized purchasing commissions earned on the renovation of one of the properties managed by the Company.

COSTS AND EXPENSES

     With the 7% decrease in revenues, operating expenses decreased by 4% for the quarter ended October 31, 1997 as opposed to the prior year.

     Professional fees increased by $35,100 as a result of a consulting agreement the Company entered into with GC Corporation to assist the Company in attaining additional management contracts. The agreement provides for a payment of $9,980 per month and is cancelable upon one month's notice.

     Reservations expenses decreased by $31,768 as a result of the renegotiated agreement with Hawaii Reservations Center Corp. ("HRCC"). In 1996, reservation fees paid to HRCC were based upon a fixed monthly amount plus a percentage of certain revenues. The new agreement is based on a percentage of revenues, subject to a minimum monthly fee which is lower than the fixed fees incurred in 1996.

     Depreciation and amortization decreased by $111,317 as a result of the non-competition fees being fully amortized in October of 1996 and therefore, this expense of $66,666 for the quarter ended October
31, 1997 was non-existent. Additionally, in 1996 the Company amortized $42,333 of property rights which was also fully amortized as of June, 1997 and this expense was also non-existent for the quarter ended October 31, 1997.

     Travel and entertainment expenses increased by $44,159 over the $5,507 expense incurred in 1996. The increase is attributable to travel expenses for the Company's executives to the mainland, Saipan and other Pacific Rim countries to meet with the owners of properties which the Company is targeting.

     Insurance costs decreased by $9,713 to $18,235 when compared to the prior year as a result of a renegotiated insurance policy which encompassed the Company and some of the hotels managed by the Company. Although the policy premiums decreased substantially, the coverages provided to the Company increased.

NET INCOME (LOSS)

     The Company reported a net loss of $173,480 and a net loss of $146,325 for the quarters ended October 31, 1997 and 1996, respectively.

     As discussed previously, the decreases in fees from two properties managed by the Company, although offset by decreases in operating expenses, resulted in the Company's loss increasing by $27,155 when compared to the prior year.

LIQUIDITY AND CAPITAL RESOURCES-

     As of October 31, 1997, total current assets were $1,348,020 and consisted primarily of $802,181 in accounts receivable. Total current liabilities of $1,395,476 exceeded total current assets by $47,456.

     The Company's primary sources of working capital are cash flow from operations and borrowing. Net cash used in operations was $172,689 for the quarter ended October 31, 1997 as compared to cash provided ,of $7,979 for the prior year. Net cash provided by investing activities was $49,403 as compared to a deficit of $3,749 for the quarters ended October 31, 1997 and 1996, respectively. Net cash used to retire long term debt was $25,410 for each of the quarters ended October 31, 1997 and 1996.

     The Company had unrestricted cash of $110,242 and $199,771 at October 31, 1997 and 1996, respectively.

     In July of 1997, the Company sold 222,100 shares of "unregistered" and

"restricted" stock for a gross price of $2.00 per share, or an aggregate of $425,399 (net of commissions and other issuance fees) in a private placement. The shares were subscribed and $384,754 was received in July 1997, with the balance of $40,645 received in September 1997. The stock certificate was issued in November of 1997.

     The Company has a $300,000 line of credit which is guaranteed by four of the directors of the Company. The line expired in September 1997. The
Company extended the line of credit through April 15, 1998.   During the
fiscal year July 1995, the Company drew $275,000 against the line, and in April of 1997, repaid $25,000 leaving a balance of $50,000.

     In November of 1997, the Company secured an additional line of credit for $250,000 from a local bank. The line of credit is due in May of 1998 and is personally guaranteed by the Chairman and Chief Executive Officer of the Company.

     The Company had a net working capital deficit of $47,456 and net working capital of $87,325 as of October 31, 1997 and July 31, 1997, respectively.

     As of October 31, 1997 and July 31, 1997, net working capital included liabilities due to affiliates in the amount of $42,894 and $40,128, consisting of $18,000 representing the undistributed cost on the acquisition of the stock of KRI, Inc. and interest of $24,894 and $22,128, respectively. Also included in net working capital is $50,820 and $76,230 in unamortized deferred revenues related to a signing bonus paid to the Company by one of its suppliers in April 1994 which is being amortized over three years.

     The Company has, in the past, met its financial obligations through its line of credit, the issuance of notes to the former stockholders of KRI, Inc. and a private placement of stock in 1997. The Company currently has available an additional $50,000 on its line of credit, and in November of 1997, received an additional $250,000 line from another local banking institution. On November 4, 1997, the Company registered with the Securities and Exchange Commission on form SB-2, 1,600,000 shares of its Common Stock. Although no assurances may be given, the Company plans to obtain additional capital through a secondary offering of the 1,600,000 shares of Common Stock.

     Management believes that it has increased its revenue base to a level which will sustain an annual net operating profit, allowing the Company to meet its current obligations. Management also believes that the combination of the net proceeds from the secondary offering, net cashflow generated from operations and the future availability of credit facilities will be sufficient to fund the operations of the Company in the future.

     The Company has no present plans involving the sale or purchase of any properties, assets or business.

PLAN OF OPERATION

     The Company is one of the leading regional hotel and resort management companies in the State of Hawaii. At October 31, 1997, the Company had 29 management or sales, reservations and marketing contracts covering 3,128 rooms. The Company also leases and operates as a hotel 167 rooms in a condominium complex domiciled in Waikiki.

     The properties represented by the Company appeal to a wide variety of the public market as the Company manages a wide spectrum of property types from the luxury condominium resorts with room rates of $450 to the small budget inns with room rates of $40. The Company believes that the availability of differing product lines appeals to all levels of business or leisure traveler.

     The Company has experienced significant growth since it began operations in November of 1993. From inception to October 31, 1997, the number of contracts has more than doubled, from 13 to 29 and the number of rooms managed also increased from 1,684 to 3,138.

     Although no assurances can be given, the Company plans to expand its portfolio of management contracts both within the State of Hawaii and outside of Hawaii in areas such as Saipan, Guam and other Pacific Rim countries. In addition to Hawaii, management believes that there are many opportunities to expand its client base in the emerging markets of the Pacific Basin. In addition to signing on independent hotels and resorts, the Company may achieve its growth through joint venture investments and leases and/or acquisitions of management contracts and/or companies.

     On August 1, 1997, the Company was successful in entering the foreign market of the Pacific Basin when it consummated a management agreement with the Aquarius Beach Tower, a 68 unit luxury resort located in Saipan. Although no assurance can be given, management believes that it will be able to effectively manage this property and to also continue its growth in the Pacific Basin.

     Effective November 1, 1997, the Company acquired the management contract for approximately 130 rooms located in the Kiahuna Plantation Resort, an upscale condominium resort located in Poipu, Kauai.

     With the increase in management contracts, the number of hotel and resort employees that the Company will supervise may increase significantly. The Company is presently negotiating for both small budget hotels and large luxury condominium resorts and therefore, it is impossible at this time to predict the number of additional employees that it will supervise or that it will be required to hire for the hotels and resorts during the next fiscal year. At October 31, 1997, the Company employed approximately 650 employees and managed an additional 350 on behalf of the property owners.

     On July 31, 1995, the Company invested $100,000 into a reorganization plan instituted by HBII. Under terms of the HBII reorganization plan, the eighty seven units owned by HBII will be sold under a timeshare plan and investors in the timeshare plan may receive up to four times their investment over the life of the timeshare plan. As of October 31, 1997, the Company has received a total of $158,468 from this investment. Of the funds received, $39,617 represents a return of the initial investment and $118,851 represents a gain to the Company. Although no assurance can be given, management is confident that the HBII reorganization plan shall continue to be profitable.

     On August 1, 1994, the Company entered into a contract with Hawaii Reservations Center Corp. (" HRCC"), a company controlled by Charles M. McGee, pursuant to which HRCC shall provide reservation services for hotels and resorts managed by the Company. Since the purchase of KRI, Inc., reservation services for hotels and resorts managed by the Company were provided by KRI, Inc. The fees paid by the Company include a fixed monthly fee plus commissions. The Company also agreed to sell to HRCC the assets of the reservation offices of KRI, Inc., which consisted of office equipment. As consideration for the equipment, HRCC agreed to employ the reservation department employees of KRI, Inc. And to assume the liability for the accrued vacation of such employees. The Company realized a gain of $4,372 on the transaction, as the value of the accrued vacation exceeded the net book value of the office equipment sold.

     It is management's belief that the contract with HRCC are on terms which are no less favorable than those which could be negotiated with
companies not affiliated with the Company,  however, in May of   1997, the
Company renegotiated its contract with HRCC with regard to the fees charged. Under the new agreement, the fees paid to HRCC are based upon the monthly room revenues of the properties managed by the Company, subject to a minimum monthly fee. Management believes, although no assurances can be given, that the Company shall enjoy lower reservations costs under the new agreement.

PART II  -  OTHER INFORMATION

Item 4.     SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of stockholders for the quarter ended October 31, 1997.


Item 5.     OTHER INFORMATION

     There is no other information being reported for the current quarter.

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

    (a)     Exhibits

     The exhibits designated by an asterisk are incorporated herein by reference. The exhibits with page references are filed herewith.


Exhibit                                                             Page
Number                     Description                             Number
---------------------------------------------------------------------------
 2.1 Restated Articles of Incorporation, incorporated by
     reference to Exhibit 2.1 to the Company's Registration
     Statement on Form 10-SB.                                          *

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

6.11 Revolving Line of Credit Loan Agreement dated October 21,
     1994 between the Company, and Castle Resorts & Hotels, Inc.,
     KRI, Inc., Hawaii National Bank, Rick Wall, John  Tedcastle,
     Hideo Nomura and Kimo Keawe,  incorporated by reference to
     Exhibit 6.11 to the Company's Annual Report on Form 10-KSB for
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

6.17 Extension of Revolving Line of Credit Agreement dated December
     11, 1996 between  The Castle Group, Inc., KRI, Inc., Castle
     Resorts & Hotels, Inc., and Hawaii National Bank incorporated by reference to Exhibit 6.17 to the Company's Annual Report on
     Form 10-KSB for the year ended July 31, 1997.                     *

6.18 Extension of Revolving Line of Credit Agreement dated March 5,
     1997 between The Castle Group, Inc., KRI, Inc., Castle Resorts
     & Hotels, Inc., and Hawaii National Bank incorporated by
     reference to Exhibit 6.18 to the Company's Annual Report on
     Form 10-KSB for the year ended July 31, 1997.                     *

6.19 Extension of Revolving Line of Credit Agreement dated June 30,
     1997 between The Castle Group, Inc., KRI, Inc., Castle Resorts
     & Hotels, Inc., and Hawaii National Bank incorporated by
     reference to Exhibit 6.19 to the Company's Annual Report on
     Form 10-KSB for the year ended July 31, 1997.                     *

6.20 Stock Option Agreement dated May 21, 1997 between Hawaii
     Reservations Center Corp. and The Castle Group, Inc.
     incorporated by reference to Exhibit 6.20 to the Company's
     Annual Report on Form 10-KSB for the year ended July 31, 1997.    *

6.21 Steve Townsend Employment Agreement dated May 31, 1997, effective as of July 28, 1997 between Steve Townsend and the
     Company incorporated by reference to Exhibit 6.21 to the
     Company's Annual Report on Form 10-KSB for the year ended July
     31, 1997.                                                         *

6.22 Consulting Agreement between Kimo M. Keawe, Keawe Resorts,
     Inc. and the Company dated April 16, 1997 incorporated by
     reference to Exhibit 6.22 to the Company's Annual Report on
     Form 10-KSB for the year ended July 31, 1997.                     *

6.23 Amendment to Consulting Agreement between Kimo M. Keawe, Keawe Resorts, Inc. and The Castle Group, Inc. dated April 16, 1997 incorporated by reference to Exhibit 6.23 to the Company's
     Annual Report on Form 10-KSB for the year ended July 31, 1997.    *

6.24 Letter dated July 31, 1997 from Kelvin Bloom forfeiting his stock option and all amendments incorporated by reference to
     Exhibit 6.24 to the Company's Annual Report on Form 10-KSB for
     the year ended July 31, 1997.                                     *

6.25 Amendment to Promissory Notes from the Company to Saburo or
     Mitsue Maruyama for $3,600; Michael S. Nitta for $16,800;
     Keawe Resorts, Inc. for $122,000; M.K. & Sons, Inc. for
     $12,000; Shigeru Shinno for $6,000; and T.N. Group Hawaii, Inc.
     for $6,000 incorporated by reference to Exhibit 6.25 to the
     Company's Annual Report on Form 10-KSB for the year ended July
     31, 1997.                                                         *

16.2 Letter of resignation as a board of director from Akira Fujii dated September 22, 1997, incorporated by reference to exhibit
     16.2 to the Company's 8-K filed on September 26, 1997.            *

DESCRIPTION OF EXHIBITS

    See item 1 above.


 (b)   Reports on Form 8-K

     On September 26, 1997, the Company filed Form 8-K, reporting the resignation of Mr. Akira Fujii from the Board of Directors effective as of September 22, 1997. Mr. Fujii did not have any disagreements with the Company or any of the remaining Board of Directors.

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


                                              THE CASTLE GROUP, INC.
                                              (Registrant)


December 15, 1997                             /s/    Rick Wall
                                              -----------------------------
                                              Chairman of the Board and
                                              Chief Executive Officer





December 15, 1997                             /s/ Michael S. Nitta
                                              -----------------------------
                                              Chief Financial Officer and
                                              Vice President Finance