Form 10QSB
period 1998-01-31
CASTLE GROUP INC
filed 1998-03-17
CIK 918543

                 U.S. Securities and Exchange Commission

                          Washington, D.C. 20549

                               FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended January 31, 1998


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



Page 1 of 29 sequentially numbered pages

                          THE CASTLE GROUP, INC.
                               FORM 10-QSB
                            TABLE OF CONTENTS




PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements


Consolidated Balance Sheet as of
 January 31, 1998 and 1997 (unaudited)..............................   3


Consolidated Statements of Operations for the Quarter
 ended January 31, 1998 and 1997 (unaudited)........................   4


Consolidated Statement of Cash Flows for the Quarter
 ended January 31, 1998 and 1997 (unaudited)........................   5


Notes to the Consolidated Financial Statements (unaudited)..........   6


Item 2.   Management's Discussion and Analysis and Plan
          of Operation..............................................  11



PART II. OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security
          Holders...................................................  18


Item 5.   Other Information.........................................  18


Item 6.   Exhibits and Reports on Form 8-K..........................  19


SIGNATURES..........................................................  23

                      PART 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements
                  THE CASTLE GROUP, INC. AND SUBSIDIARY
Consolidated Balance Sheet - January 31, 1998 and 1997(Unaudited)

                                            January 1998        January 1997
ASSETS
Current Assets
 Cash                                       $     98,222        $     63,210
 Accounts Receivable, Net                      1,165,555             812,048
 Prepaid Expenses                                261,609              45,398
 Restricted Cash                                  19,941              26,536
 Deferred Cost                                         0              73,913
 Deferred Compensation Expense                         0              50,000
 Due from Related Party                          366,988             280,987
                                            ------------        ------------
Total Current Assets                           1,912,315           1,352,092
Non Current Assets
 Furniture Fixtures & Equipment, Net              77,017              85,931
 Investment in HBII Timeshare Program             59,973             100,000
 Deposits & Other Assets                         143,940              33,021
 Intangibles, Net of Amortization                  7,757              18,100
 Deferred Compensation Expense                         0              37,500
                                            ------------        ------------
Total Non Current Assets                         288,687             274,552
                                            ------------        ------------
TOTAL ASSETS                                  $2,201,002          $1,626,644
                                            ============        ============
LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
 Accounts Payable                             $  902,943          $  995,097
 Due to Related Parties                          294,400             184,400
 Vacation Payable                                 93,677              97,537
 Wages Payable                                    84,797             108,568
 Taxes Payable                                    31,851              16,114
 Notes and Contract Payable, Current             550,000             348,914
 Deferred Compensation                                 0             250,000
 Deferred Income                                  25,410             101,640
 Other Accrued Liabilities                       130,913              68,586
                                             -----------          ----------
Total Current Liabilities                      2,113,991           2,170,856
Long Term Debt                                         0              25,410
                                             -----------          ----------
Total Liabilities                              2,113,991           2,196,266
Stockholders' Equity
 Common stock, $.02 par, 20,000,000 shares
  authorized, 5,311,130 and 5,089,030
  issued and outstanding, respectively           106,223             101,781
 Capital in excess of par                      2,539,175           2,118,222
 Accumulated Deficit                          (2,558,387)         (2,789,625)
                                              -----------         -----------
Total Stockholders' Equity                        87,011          (  569,622)
                                              -----------         -----------
Total Liabilities and Stockholders' Equity    $2,201,002          $1,626,644
                                              ===========         ===========
The accompanying notes are an integral part of the financial statements.

                  THE CASTLE GROUP, INC. AND SUBSIDIARY
                  Consolidated  Statement of Operations
      for the quarter and six months ended January 31, 1998 and 1997
                               (Unaudited)

                                Three Months Ending     Six Months Ending
                               01/31/98    01/31/97    01/31/98    01/31/97
Revenue
Management Fees               $  892,955  $  813,061  $1,654,363  $1,596,565
Hotel Operating Revenues         486,853     512,372     910,695     974,056
Other Income                     206,400     200,029     369,024     396,404
                              ----------  ----------  ----------  ----------
Total Revenues                 1,586,208   1,525,462   2,934,082   2,967,025
                              ----------  ----------  ----------  ----------
Expenses
Payroll and benefits             505,371     475,824     983,757     944,301
Hotel Operating Expenses         484,732     474,116     962,447     955,208
Professional fees             (   12,057)     26,765      45,908      49,584
Reservations                     219,596     237,057     426,101     475,330
Depreciation and Amortization      7,605      53,177      15,210     172,099
Rent                             107,563     101,247     211,650     203,390
Travel and entertainment          24,340       8,368      74,006      13,875
Office expenses                   12,741      14,021      27,950      28,885
Utilities                         11,349       9,803      22,720      19,143
Taxes, other than income          44,279      40,668      77,453      80,844
Advertising & marketing           40,795      17,197      65,454      43,653
Insurance                         19,736      26,897      37,971      54,845
Other                             24,235      15,641      49,111      33,831
                              ----------  ----------  ----------  ----------
Total Expenses                 1,490,285   1,500,781   2,999,738   3,074,988
Operating Profit (Loss)           95,923      24,681  (   65,656) (  107,563)

Other Expenses
 Interest Expense                 16,762      15,359      28,663      29,040
                              ----------  ----------  ----------  ----------
Net Profit ( Loss )               79,161       9,322  (   94,319) (  137,003)
                              ==========  ==========  ==========  ==========

Earnings per Share Data
Basic
 Net Profit ( Loss )         $     .015  $     .002  ($    .018) ($    .027)

Fully Diluted
 Net Profit ( Loss )         $     .015  $     .002  ($    .018) ($    .027)











The accompanying notes are an integral part of the financial statements.

                 THE CASTLE GROUP, INC. AND SUBSIDIARY
                 Consolidated  statement of cash flows
               Six months ended January 31, 1998 and 1997
                             ( Unaudited )

                                                       Six Months Ended
                                                  January 1998  January 1997

Cash Flows From Operating Activities
 Net Loss                                         ($    94,319) ($  137,003)
 Adjustments to reconcile net loss to
  net cash used by operating activities-
  Depreciation and amortization                         15,210       86,577
  Amortization of deferred
   compensation expense                                      0       25,000
 Changes in assets and liabilities-
  Increase in accounts receivable                 (    345,187) (    74,319)
  Decrease (Increase) in due from
   related party                                  (    169,258)      90,730
  Decrease (Increase) in prepaid expenses         (    171,831)      11,239
  Decrease in deferred income                     (     50,820) (    50,820)
  Increase in accounts payable                         289,152  (    67,422)
  Increase (Decrease) in taxes payable            (      4,292) (    17,497)
  Increase (Decrease) in accrued liabilities      (    117,799) (    46,441)
                                                  ------------- ------------
Net cash flow from operating activities           (    649,144) (   179,956)
                                                  ------------- ------------
Cash Flows From Investing Activities
  Purchase furniture, fixtures & equipment        (      4,484) (     7,735)
  Stock Subscription                                    40,645            0
  Cash held as collateral for equipment                 31,000       29,950
  Investment in HBII Timeshare                           1,267            0
                                                  ------------- ------------
Net cash flow from investing activities                 68,428       22,215
                                                  ------------- ------------
Cash Flows from Financing Activities
  Loan Proceeds Received                               410,000            0
                                                  ------------- ------------
Net cash flow from financing activities                410,000            0
                                                  ------------- ------------
Net Increase (Decrease) in Cash                   (    170,716)     157,741
Cash at Beginning of Period                            268,938      220,951
                                                  ------------- ------------
Cash at End of Period                                   98,222       63,210
                                                  ============= ============
Supplemental disclosures of cash flow
 Information
  Cash paid during the year for interest                28,663       29,040






 The accompanying notes are an integral part of the financial statements.

                  THE CASTLE GROUP, INC. AND SUBSIDIARY
                Notes to Consolidated Financial Statement



     The accompanying consolidated financial statements of The Castle Group, Inc. and subsidiary for the three months and six months ended January 31, 1998 and 1997 have been prepared in accordance with generally accepted accounting principles. These financial statements have not been audited by independent public accountants, but include all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. The consolidated financial statements do not include all disclosures associated with annual financial statements and accordingly, should be read in conjunction with the annual consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended July 31, 1997, as filed with the Securities and Exchange Commission. A copy of this report is available from the Company upon request. The results of operations for the three and six months ended January 31, 1998 and 1997 are not necessarily indicative of the operating results for the remainder of the year.


NEW ACCOUNTING PRONOUNCEMENTS-

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" which is effective for periods ending after December 15, 1997. This statement had no impact on the Company's disclosures since the Company has no comprehensive income for the six month periods and quarters ended January 31, 1998 and 1997.

     In February 1997, the FASB issued SFAS No. 132, "Employers Disclosures about Pensions and Other Post Retirement Benefits" which is effective for fiscal years ending after December 15, 1997. This statement will have no impact on the Company's disclosures since they do not have a pension plan or other post retirement plan.

     The Company implemented statement of Financial Accounting Standards
(SFAS) No. 128, "Earnings Per Share" which specifies the computation, presentation and disclosure requirements of earnings per share. Prior period earnings per share data has been expanded to comply with the provisions of SFAS No 128.

     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share:

                                      INCOME        SHARES        PER SHARE
                                     NUMERATOR    DENOMINATOR      AMOUNT
THREE MONTHS ENDED 01/31/98:
BASIC
Net Income                           $  79,161      5,311,130       $  .015
Effect of dilutive securities
 Stock options and warrants               -            24,519          -
FULLY DILUTED
 Net income and assumed conversions  $  79,161      5,335,649       $  .015

SIX MONTHS ENDED 01/31/98:
BASIC
Net Income                            ( 94,319)     5,311,130       $( .018)
Effect of dilutive securities             -              -              -
FULLY DILUTED
 Net income and assumed conversions  $( 94,319)     5,311,130       $( .018)

THREE MONTHS ENDED 01/31/97:
BASIC
Net Income                           $   9,322      5,089,030       $  .002
Effect of dilutive securities             -              -              -
FULLY DILUTED
 Net income and assumed conversions  $   9,322      5,089,030       $  .002

SIX MONTHS ENDED 01/31/97:
BASIC
Net Income                           $(137,003)     5,089,030       $( .027)
Effect of dilutive securities             -        (   68,130)          -
FULLY DILUTED
 Net income and assumed conversions  $(137,003)     5,020,900       $( .027)

Note that the warrants and options outstanding for the six month period ended January 31, 1998 and the three month period ended January 31, 1997 were not considered common stock equivalents since they were anti-dilutive.

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

     At January 31, 1998 and 1997, furniture, fixtures and equipment consisted of the following:
                                              01/31/98     01/31/97
                                              --------     ---------
     Office Furniture and Equipment            210,013      209,456
     Less Accumulated Depreciation            (132,996)    (123,525)
                                              ---------    ---------
     Net Book Value                             77,017       85,931
                                              =========    =========
     Depreciation is computed using the declining balance and straight-line methods over the estimated useful life of the assets (5 to 7 years).

INTANGIBLES-

     Intangible assets consist of organizational costs which are amortized on a straight-line basis over 5 years. At January 31, 1998 and 1997, the balances of this intangible was as follows:

                                       01/31/98          01/31/97
                                      ----------        ----------
     Noncompetition Agreements                0           800,000
     Organizational Costs                51,714            51,714
                                      ----------        ----------
     Total Cost                          51,714           851,714
     Less Accumulated Amortization    (  43,957)        ( 833,614)
                                      ----------        ----------
     Net Book Value                       7,757            18,100
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


RELATED PARTY TRANSACTIONS:  HANALEI BAY INTERNATIONAL INVESTORS-

     The Company has a hotel management agreement with Hanalei Bay International Investors (HBII) to manage the Hanalei Bay Resort (HBR). The managing general partner of HBII is also the Chairman and Chief Executive Officer of the Castle Group, Inc. Under the agreement, the Company is to receive management and incentive fees based on a percentage of gross total revenue and net income respectively. The Company also receives reservation fees based on a percentage of gross room revenues and a marketing fee based on a percentage of gross revenue. At January 31, 1998 and 1997, The Company had receivable balances of $366,988 and $280,987 respectively, from HBII.


HAWAII RESERVATIONS CENTER CORP. -

     On August 1, 1994, the Company contracted with Hawaii Reservations Center Corp. (HRCC) to provide the company reservations services for the hotels and resorts the Company manages. HRCC is owned and operated by a director of the Company who has a 2% interest in the Company. On May 1, 1997, the Company and HRCC amended the contract for reservation services and reduced the amount of certain fees paid by the Company to HRCC. It is managements' belief that the terms and conditions of the agreement are no more favorable to HRCC or the Company than could have been obtained from other companies which provide reservation services.

STOCKHOLDER ADVANCES -

     On January 15, 1998, an officer of the Company advanced $50,000 to the Company. On January 29, 1998, another officer of the Company advanced $60,000 to the Company. The advances are due on or before April 15, 1998 and bear interest at the rate of 8.5% per annum.


LEASES-

     The Company has leases for office space, vehicles and equipment expiring at various dates through 1999. The office leases are renewable for an additional five years. In May 1996, the Company leased a hotel under a
non-cancelable agreement  expiring in April 1998.   The Company has no
intention of renewing the lease, although the lease may be renewed for an additional four years. All assets and liabilities of the hotel operations have been included as net assets in the Company's operations.

At January 31, 1998, the future minimum rental commitment under these leases were as follows:

              Schedule of minimum lease payments
                         1998                     623,000
                         1999                     261,000
                                                ---------
                         Total                    884,000
                                                =========


COMMON STOCK WARRANTS-

     In May 1994, the Company issued warrants to acquire up to 25,000 shares of common stock for $1.25 per share, exercisable through May 1999 in exchange for consulting services rendered. No warrants have been exercised as of January 31, 1998.


COMMON STOCK OPTIONS-

     In November 1993, as an inducement to enter into an employment contract with the Company, the Company issued options to an officer of the Company to obtain 125,000 shares of common stock for one dollar, exercisable by December 2, 1998. The transaction was recorded as deferred compensation expense and deferred compensation payable of $250,000, representing the fair value of the common stock option at the date of grant. In 1995, the option period was amended to be only exercisable after August 1, 1996 but before December 2, 1998. No options have been exercised and in July 1997, the options were forfeited by the officer. The historical financial statements presented as of January 1997 includes the deferred compensation expense and deferred compensation payable as of January 31, 1997.

     In May 1997, the Company, as part of a renegotiation of its reservation services agreement, granted an option to purchase 50,000 shares of the Company's common stock at a price of $2 per share to Hawaii Reservations Center Corp., which is wholly owned by a director/ stockholder of the Company. The option may be exercised between May 1997 and 2000 and had not been exercised as of January 31, 1998.

STOCK SUBSCRIPTIONS-

     In July 1997, 222,100 common shares were subscribed at $2 per share. As of January 31, 1998, the Company received $425,399, net of stock issuance expenses of $18,806. The shares were issued in November of 1997 to the subscriber.

LITIGATION

     There are various claims and lawsuits pending against the Company involving complaints which are normal and reasonably foreseeable in light of the nature of the Company's business. In the opinion of management, the resolution of these claims will not have a material adverse effect on the
Company's  financial position.   There were no new lawsuits filed during
the quarter ended January 31, 1998.

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

     No net deferred tax asset was recorded in accordance with SFAS No. 109 because it could not be reasonably determined if the net operating loss available to carryforward would be used by the Company. Significant components of the Company's deferred tax assets and liabilities as of January 31, 1998 and 1997 are:
                                        01/31/98          01/31/97
Deferred tax assets-
 Vacation Pay                              7,000            37,000
 Deferred Compensation Expense                 0            35,000
 Noncompetition agreement                240,000           240,000
 Deferred Income                          31,000           120,000
 Net Operating Loss                      766,000         1,115,000
                                      -----------       -----------
Deferred tax asset                     1,044,000         1,547,000
Deferred tax liability-
 Furniture, fixtures and equipment    (    8,000)       (   34,000)
                                      -----------       -----------
Net Deferred Tax Asset                 1,036,000         1,513,000
 Valuation Allowance                  (1,036,000)       (1,513,000)
                                      -----------       -----------
                                           -0-                -0-
                                      ===========       ===========

     The Company has a net operating loss carryforward for income tax purposes of $1,915,000 at January 31, 1998 which expires at various dates through fiscal year 2012. Net operating losses were utilized to offset year to date taxable income.

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

     As of January 31, 1998, the Company had 30 contracts covering 3,141 rooms, all except 68 rooms located in Saipan being situated within the State of Hawaii. Under the management contracts, the Company is typically responsible for the supervision and day to day operations of the property in exchange for a base management fee which is based on gross revenues. In some cases, the Company also participates in the profitability of the properties it manages and may earn an incentive fee which is based on the net operating profits of the managed property. Sales and marketing and reservation fees earned from the properties are based on the gross revenues of the property. The Company is also reimbursed for direct advertising and marketing expenditures it makes on behalf of the property, all in accordance with the terms and conditions of the management contracts. The Company also earns commissions and other fees from the properties managed by providing centralized purchasing services to the hotel owners. Under these arrangements, the net savings to the property owner from centralized purchasing are shared between the Company, in the form of commissions, and to the property owner in the form of cost savings.

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


RESULTS OF OPERATIONS-


FOR THE QUARTERS ENDED JANUARY 31, 1998 AND 1997


SALES

     For the quarters ended January 31, 1998 and 1997, the Company had total revenues of $1,586,208 and $1,525,462 respectively, an increase of $60,746 or 4%.

     The increase in revenues for the quarter ended January 31, 1998 as opposed to the prior year is attributed to the addition of properties to the Company's portfolio of hotels. In October of 1997, the Company acquired the contract for a 68 unit condominium resort located in Saipan. In January of 1997, the Company acquired the management contract for two condominium associations located in Waikiki. The Company also received an advertising credit of $68,000 for its leased property located in Waikiki, in settlement of a dispute regarding circulation representations made by a company which published various travel trade indices and magazines.


COSTS AND EXPENSES

     With the 4% increase in revenues, operating expenses decreased by 1% for the quarter ended January 31, 1998 as opposed to the prior year.

     Payroll and related costs increased by $29,547, or 6%, as a result of increases in sales, accounting and operations personnel hired to service the additional properties managed by the Company.

     Professional fees decreased by $38,822, or 145%, as a result of a renegotiation of an agreement the Company entered into with GC Corporation to assist the Company in attaining additional management contracts. The Company also negotiated previous billings for consulting fees rendered in prior months. These negotiations resulted in the Company recording a credit to the expense for the quarter ended January 31, 1998.

     Reservations expenses decreased by $17,461, or 7%, as a result of the renegotiated agreement with Hawaii Reservations Center Corp. ("HRCC"). Through April of 1997, reservation fees paid to HRCC were based upon a fixed monthly amount plus a percentage of certain revenues. The new agreement is based on a percentage of revenues, subject to a minimum monthly fee which is lower than the fixed fees incurred during the quarter ending January 31, 1997.

     Travel and entertainment costs increased by $15,972, or 191%, due to airfare and hotel charges to various regions within the Pacific Basin, as the Company is focusing its expansion efforts into these areas.

     Depreciation and amortization expenses decreased by $45,572, or 86%, as a result of the non-existence of the amortization of property rights during the quarter ended January 31, 1998. The property rights were fully amortized in June of 1997. During the quarter ended January 31, 1997, the Company incurred amortization expense of $43,185 on the property rights.

     Advertising and marketing expenses increased by $23,598 or 137% when compared to the prior quarter as a result of the Company increasing its marketing efforts for its managed properties. Much of the increase is due to increased attendance at various travel tradeshows in the mainland United States and Asia.

     Insurance costs decreased by $7,161, or 26%, when compared to the prior year as a result of a renegotiated insurance policy which encompassed the Company and some of the hotels managed by the Company. Although the policy premiums decreased substantially, the coverages provided to the Company increased.

     Other expenses increased by $8,594, or 55%, as a result of the Company opening a sales office in Europe for the purpose of securing travel clientele for the properties managed by the Company.

NET INCOME (LOSS)

     The Company reported net income of $79,161 and $9,322 for the quarters ended January 31, 1998 and 1997, respectively.

     As discussed previously, the increase in revenues combined with the decrease in expenses resulted in the Company improving its earnings for the quarter by $69,839, or 749% when compared to the prior year. Although no assurances can be given, management will continue it's attempts to enhance it's revenue base through growth and expansion, while maintaining strict controls over operating expenses.


LIQUIDITY AND CAPITAL RESOURCES-

     As of January 31, 1998, total current assets were $1,912,315 and consisted primarily of $1,532,543 in accounts receivable from its managed properties. Total current liabilities of $2,113,991 exceeded total current assets by $201,676.

     The Company's primary sources of working capital are cash flow from operations and borrowing. Net cash used in operations was $649,144 for the six months ended January 31, 1998 as compared to $179,956 for the prior year. Net cash provided by investing activities was $68,428 as compared to $22,215 for the six months ended January 31, 1998 and 1997, respectively.
Net cash provided form financing activities was $410,000 for the six months ended January 31, 1998.

     The Company had unrestricted cash of $98,222 and $63,210 at January 31, 1998 and 1997, respectively.

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

     The Company has a $300,000 line of credit which is guaranteed by four of the directors of the Company. The line expired in September 1997. The Company extended the line of credit through April 15, 1998. During the fiscal year July 1995, the Company drew $275,000 against the line, and in April of 1997, repaid $25,000 leaving a balance of $50,000. In December of 1997, the Company subsequently drew down the remaining balance of $50,000.

     In November of 1997, the Company secured an additional line of credit for $250,000 from a local bank. The line of credit is due in May of 1998 and is personally guaranteed by the Chairman and Chief Executive Officer of the Company. The Company borrowed the full amount against the line of credit in December 1997 and January 1998.

     In January 1998, two officers of the Company made short term advances to the Company for $60,000 and $50,000, respectively. The advances are due on April 15, 1998 and provide for interest at 8.5% per annum.

     The Company had a net working capital deficit of $201,676 and $818,764 as of January 31, 1998 and 1997, respectively.

     As of January 31, 1998 and 1997, net working capital included liabilities due to affiliates in the amount of $212,060 and $209,294, respectively, with both amounts consisting of $184,400 representing the undistributed cost on the acquisition of the stock of KRI, Inc. and interest of $27,660 and $24,894, respectively. Also included in net working capital is $25,410 and $101,640 at January 31, 1998 and 1997, respectively, in unamortized deferred revenues related to a signing bonus paid to the Company by one of its suppliers in April 1994 which is being amortized over three years. At January 31, 1998, net working capital also includes $110,000 in advances received from two officers of the Company.

     The Company has, in the past, met its financial obligations through its line of credit, the issuance of notes to the former stockholders of KRI, Inc., advances from officers and a private placement of stock in 1997. On March 10, 1998, the Company registered with the Securities and Exchange Commission on form SB2/A-1, 1,600,000 shares of its Common Stock, and went effective as of said date. Although no assurances may be given, the Company plans to be successful in obtaining additional working capital through the offering of the 1,600,000 shares of Common Stock.

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


PLAN OF OPERATION

     The Company is one of the leading regional hotel and resort management companies in the State of Hawaii. At February 1, 1998, the Company had 31 management or sales, reservations and marketing contracts covering 3,383 rooms. Included in the rooms managed is 167 rooms in a condominium complex domiciled in Waikiki which the Company leases.

     The properties represented by the Company appeal to a wide variety of the public market as the Company manages a wide spectrum of property types from the luxury condominium resorts with room rates exceeding $1,000 to the small budget inns with room rates of $40. The Company believes that the availability of differing product lines appeals to all levels of business or leisure traveler.

     The Company has experienced significant growth since it began operations in November of 1993. From inception to February 1, 1998, the number of contracts has more than doubled, from 13 to 31 and the number of rooms managed also increased from 1,684 to 3,383.

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

     On February 1, 1998, the Company acquired the management contract for a 242 room hotel located in Waikiki on the island of Oahu.

     With the increase in management contracts, the number of hotel and resort employees that the Company will supervise may increase significantly. The Company is presently negotiating for both small budget hotels and large luxury condominium resorts and therefore, it is impossible at this time to predict the number of additional employees that it will supervise or that it will be required to hire for the hotels and resorts during the next fiscal year. At January 31, 1998, the Company employed approximately 700 employees and managed an additional 350 on behalf of the property owners.

     On July 31, 1995, the Company invested $100,000 into a reorganization plan instituted by HBII. Under terms of the HBII reorganization plan, the eighty seven units owned by HBII will be sold under a timeshare plan and investors in the timeshare plan may receive up to four times their investment over the life of the timeshare plan. As of January 31, 1998, the Company has received a total of $160,108 from this investment. Of the funds received, $40,027 represents a return of the initial investment and $120,081 represents a gain to the Company. Although no assurance can be given, management is confident that the HBII reorganization plan shall continue to be profitable.

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

YEAR 2000

    The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

    The Company utilizes and is dependent upon data processing systems and software to conduct its business. The data processing systems and software utilized for the operating and accounting functions were purchased from independent vendors and are fun on in-house computer networks. In 1997, the Company initiated a review and assessment of all related hardware and software to confirm that it will function properly in the year 2000. To date, those vendors which have been contacted have indicated that their hardware or software is or will by Year 2000 compliant before the end of 1998. Primarily all of the costs associated with the compliance efforts have already been incurred and did not have a significant impact on the Company's operations. Management is currently investigating the utilization of independent consultants to assess the less critical components of the operations which may also be impacted by the Year 2000 such as the telephone systems. Management does not expect that any additional costs will have a material impact on the Company's results of future operations.

PART II  -  OTHER INFORMATION

Item 4.     SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS


     (a) The annual meeting of the shareholders of The Castle Group, Inc. was held on February 27, 1998.


     (b) At the annual meeting, the shareholders voted to elect each of management's board of director nominees as listed in the Company's proxy statement, and to ratify the selection of Coopers & Lybrand, L.L.P. as the independent auditors for the Company for the fiscal year ending July 31, 1998. The number of votes cast for, against, or withed, as well as the number of abstentions as to each matter is set forth below:


1.   Election of Directors

      Nominee            Votes Cast        For  Against    Abstentions

     Rick Wall           3,345,317       3,345,317      0          0
     Kelvin M. Bloom     3,345,317       3,345,317      0          0
     Kimo M. Keawe       3,345,317       3,345,317      0          0
     Charles E. McGee    3,345,317       3,345,317      0          0
     John Tedcastle      3,345,317       3,345,317      0          0
     Ryoji Takahashi     3,345,317       3,345,317      0          0
     Hideo Nomura        3,345,317       3,345,317      0          0
     Motoko Takahashi    3,345,317       3,345,317      0          0
     Judhvir Parmar      3,345,317       3,345,317      0          0
     Noboru Sekiguchi    3,345,317       3,345,317      0          0
     Stanley Y. Mukai    3,345,317       3,345,317      0          0
     Edward Calvo, Sr.   3,345,317       3,345,317      0          0


2. Ratification of Coopers & Lybrand, L.L.P. as the Company's independent auditor for the year ending July 31, 1998.


          Votes Cast       For           Against    Abstentions

          3,345,317      3,340,599           0        4,718


Item 5.     OTHER INFORMATION

     There is no other information being reported for the current quarter.

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

    (a)     Exhibits

     The exhibits designated by an asterisk are incorporated herein by reference. The exhibits with page references are filed herewith.


                                                               Sequential
Exhibit                                                           Page
Number           Description                                     Number
--------  ------------------------------                       ---------

1.1  Form of Placement Agency Agreement incorporated by
     reference to Exhibit 1.1 to the Company's Registration
     Statement on Form SB2/A-1 filed on March 10, 1998.               *

2.1  Restated Articles of Incorporation, incorporated by
     reference to Exhibit 2.1 to the Company's Registration
     Statement on Form 10-SB.                                         *

2.2  Bylaws, as amended effective February 1, 1995,
     incorporated by reference to Exhibit 2.2 to the
     Company's Quarterly Report on Form 10-QSB for the
     quarter ending 04/30/96                                          *

6.1  Agreement and Plan of Reorganization dated as of
     November 8, 1993, by and  among The Castle Group, Inc.,
     Bernard Wall Trust, LCC, Ltd., John Tedcastle, Hideo
     Nomura, and Castle Group, Limited, with exhibits,
     incorporated by reference to Exhibit 10.1 to the
     Company's Registration Statement on Form 10-SB.                  *

6.2  Stock Purchase Agreement dated as of November 10, 1993, by and among The Castle Group, Inc., Keawe Resorts, Inc., Maui
     Beach Hotel, Inc., M.K. & Sons, Inc., TN Group, Inc.,
     Michael S. Nitta, Saburo & Mitsue Maruyama, Shigeru Shinn,
     James Kurita, and KRI, Inc., with exhibits, incorporated
     by reference to Exhibit 10.2 to the Company's Registration
     Statement on Form 10-SB.                                          *

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

6.26 Commercial Promissory Note between the Company and City Bank
     dated November 14, 1997.                                         24

6.27 Promissory note for $50,000 dated January 15, 1998 between
     the Company and Michael S. Nitta                                 28

6.28 Promissory note for $60,000 dated January 29, 1998 between
     the Company and Kelvin M. Bloom                                  29


16.2 Letter of resignation as a board of director from Akira Fujii dated September 22, 1997, incorporated by reference to exhibit
     16.2 to the Company's 8-K filed on September 26, 1997.           *


DESCRIPTION OF EXHIBITS

    See item 1 above.

 (b) Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended January 31, 1998.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        THE CASTLE GROUP, INC.
                                         (Registrant)

March 17, 1998                           /s/    Rick Wall
                                         ---------------------------
                                         Chairman of the Board and
                                         Chief Executive Officer



March 17, 1998                           /s/ Michael S. Nitta
                                        ----------------------------
                                         Chief Financial Officer and
                                         Vice President Finance

               COMMERCIAL PROMISSORY NOTE - SINGLE PAYMENT

Loan No. 88-028635-50                               Date: November 14, 1997

For value received, on demand, but if no demand is made, then on or before May 17, 1998, (the "Maturity Date") the undersigned Borrower (jointly and severally, if more than one) promises to pay to the Order of CITY BANK (hereinafter called the "Bank") at 201 Merchant Street, Honolulu, Hawaii 96813, or at such other place or to such other party as the holder of this Note may from time to time designate in writing, the principal sum of TWO HUNDRED FIFTY THOUSAND AND NO/100 DOLLARS ($250,000), or so much thereof as may be disbursed hereunder, plus interest on the outstanding balance form the date hereof until paid, at the rate of (applicable box checked):

 X   10.000 percent per annum; or

___ ____ percentage points above the "City Bank Base Rate" which is in effect from time to time. The "City Bank Base Rate" is defined below. In no event shall the interest rate for this loan exceed the maximum permitted by law. The interest rate will change on the same day the City Bank Base Rate changes. Any change in the city Bank Base Rate and the interest rate may be made without notice to the Borrower. The initial rate of interest on this Note will be _____ percent per annum.

     The "City Bank Base Rate" is that rate which corresponds with and is the same rate as the "Prime Rate" as published in the Money Rates section of The Wall Street Journal. This rate is the base rate on corporate loans posted by at least 75% of the thirty (30) largest banks in the United States of America. The City Bank Base Rate shall be adjusted on the same date as or within three (3) business days after the Prime Rate changes. If the Prime Rate is no longer published, then a comparable index shall be selected by City Bank's Administration department in its sole discretion; or

___ percentage points above the Regular Savings Account interest rate (the "Savings Rate") which is in effect from time to time. The Savings Rate is the interest rate paid by City Bank on its Regular Savings Accounts which is subject to increase or change from time to time in the sole discretion of City Bank. The initial rate of interest on this Note will be _____ percent per annum. The interest rate will change on the same day as or within three (3) business days after the Savings Rate changes.

In paying this Note, the following paragraph which box is checked shall apply:

___ All unpaid principal and accrued interest under this Note, as well as other unpaid fees, charges or expenses due hereunder or under any instrument or document securing this note, shall be due and payable on the Maturity Date.

 X Interest only shall be payable monthly, in arrears, and on the 17th day of each month thereafter. All unpaid and accrued interest under this Note, as well as all other unpaid fees, charges or expenses due hereunder or under any instrument or document securing this Note, shall be due and payable on the Maturity Date.

Interest shall be calculated, but not compounded, daily on the basis of the actual number of days elapsed over a 365-day year (or 366-day year, as the actual case may be).

After the Maturity Date or upon default, the unpaid principal balance shall accrue interest at the rate of 5% above the interest rate of this Note until the entire principal balance is paid.

This Note may be prepaid in whole or in part without penalty. If any prepayment of principal is less than the unpaid principal balance, Borrower promises to continue to make payments in accordance with the payment schedule until all amounts owed under this Note shall have been paid in full.

This Note is secured by (applicable if box is checked):

 X   Security Agreement(s) of even date herewith.

___  Real Estate Mortgage(s) dated:

___  Other:
                                                             Page 1 of 2

                     ADDITIONAL TERMS AND CONDITIONS

DEFAULT. The Borrower shall be in default hereunder upon the occurrence of any of the following events:
(a)  Failure to pay any amount which may be due under this Note.
(b) Failure to comply with the terms of this Note, or any security or other agreement made in connection with this Note.
(c) A change in the financial condition of the Borrower or any endorser, guarantor or surety for the liability of the borrower to the Bank which in the opinion of the Bank impairs the Borrower's creditworthiness.
(d) Death, termination of business, insolvency or commencement of any bankruptcy or debtor proceedings by or against any Borrower. If the Borrower is a corporation, partnership or other organization, the dissolution, termination, or failure of such corporation, partnership or organization.
(e) If Borrower does or fails to do something which causes Bank to believe the Bank will have difficulty collecting amounts owed to it by Borrower.
(f) When any event occurs which results in the acceleration of the maturity date of any obligation of Borrower to others.
(g) When any endorser or guarantor of any of the indebtedness terminates the endorsement or the guaranty or defaults in any obligation to Bank.

(h)  If a judgement is entered by any court against the Borrower.
(i) If Borrower is a corporation, it merges or consolidates with another entity or ownership of 25% or more of the Borrower changes. If Borrower is a partnership, a general partner changes.
(j) If Borrower changes its name or assumes an additional name without first notifying Bank before making such change.
(k) Any other creditor attempts to collect any debt Borrower owes it through court proceedings.

REMEDIES/ACCELERATION OF PAYMENT. Upon the occurrence of an event of default, the Bank may accelerate this loan, that is, this Note shall become immediately due and payable, and the Bank may exercise any other rights and remedies available to the Bank under State of Federal law without prior notice. In addition, upon any default, Bank may demand security, additional security, or additional parties to be obligated to pay this Note as a condition for not using any other remedy.

SET-OFF. Borrower agrees that Bank may set-off any amount due and payable under this Note against any of Borrower's accounts or any multiple-party account to which Borrower is a party. "Account" includes any liability or indebtedness of Bank to Borrower, including but not limited to time, savings, checking, money market or "NOW" deposit accounts; certificates of deposit; any money owing to Borrower on any items presented to Bank or in Bank's possession for collection or exchange; and any repurchase agreement or other non-deposit obligation. This right of set-off may be exercised upon Borrower's default without prior demand of notice and without regard to the existence or value of any property securing this Note and without regard to the creditworthiness of any other persons who have agreed to pay this Note.

COLLECTION COSTS. If there is any default, except where prohibited by applicable laws, the Borrower further promises to pay reasonable attorney's fees and costs and expenses incurred by the holder hereof in connection with any such default or in any action or other proceeding brought to enforce any of the provisions of this Note.

WAIVERS. The Borrower and all others who may become liable for all or any part of this obligation, severally waive presentment for payment, demand and protest and notice of protest, and dishonor and nonpayment of this Note, and expressly consent to any extension of time of payment hereof, or of any installment hereof, to any other modification hereof, to the release of any party liable for this obligation, and any such extension, modification or release may be made without notice to any of said parties and without in any way affecting or discharging their liability. By Bank selecting one or more remedies available to it, Bank does not waive its right to later consider the event as a default if it continues or happens again.

STATUTORY LIMITATIONS. Notwithstanding any other terms contained herein, the annual interest rate payable hereunder shall at no time exceed the highest annual interest rate permitted by applicable law. If any payment is received by the holder hereof which would otherwise be deemed to be a payment of interest in excess of the maximum allowed by law, such payment shall be deemed to have been paid on account of principal at the time of receipt. This provision shall never be superseded or waived and shall control every other provision of this Note and all agreements between the Borrower and the holder hereof.

JOINT AND SEVERAL LIABILITY. If there is more than one Borrower, all obligations of each of the Borrowers are joint and several and are incurred by each of the Borrowers without regard to, and independently of, the obligations of each of the other Borrowers. Each of the Borrowers agrees that his, her or its obligation shall continue in full force and effect notwithstanding the death, bankruptcy (or commencement thereof), dissolution or release of any other Borrower or guarantor and notwithstanding the taking, release or waiver of or other dealings with any security for this Note or the taking or release of other or additional security and notwithstanding any waiver, amendment or modification (including but not limited to extensions of time for performance) by the holer hereof as to the obligations hereunder or under any other loan document of any of the other Borrowers, with or without notice. Without limiting the generality of the foregoing, each of the Borrowers agrees that a separate action or actions may be brought against him, her or it, whether or not such an action is brought against any of the other Borrowers.

SEVERALABILITY. Any term of this Note which is contrary to applicable law will not be effective unless the law permits Borrower and Bank to agree to such a variation. If any provision of this Note can not be enforced according to its terms, this fact will not affect the enforceability of any of the remainder of this Note.

APPLICABLE LAW. This Note is governed by and shall be construed in accordance with the laws of the State of Hawaii. In the event there is any conflict between the terms of this Note and the terms of any security instrument or other agreement, the terms of the former shall control.

BORROWER
 THE CASTLE GROUP, INC.

 By:  \s\ Rick Wall                              \s\ Motoko Takahashi
     ------------------------                   ----------------------
     Its CEO                                    Its Secretary/Director

 By:  \s\ Michael S. Nitta
      -----------------------
     Its CFO

GUARANTY. The person(s) who signs below (the "Guarantor") unconditionally guaranties the payment of all amounts that the Borrower owes you under this Note. The Guarantor also guaranties the performance by the Borrower of all the terms and agreements of Borrower under this Note.

GUARANTOR:

 /s/ Rick Wall
--------------------

                                                           Page 2 0f 2

HONOLULU, HAWAII                                           $ 50,000.00
JANUARY 15, 1998


                             PROMISSORY NOTE

     FOR VALUE RECEIVED, THE CASTLE GROUP, INC. does hereby promise to pay to the order of Michael S. Nitta on or before April 15, 1998, or upon the receipt of funds from the secondary offering it has registered with the Securities & Exchange Commission, whichever is earlier, the principal sum of FIFTY THOUSAND DOLLARS ( $50,000.00 ) in lawful monies of the United States of America.

     THE CASTLE GROUP, INC. will make monthly principal payments of TWO HUNDRED DOLLARS ( $200.00 ) plus interest at the rate of eight and one half percent ( 8.5% ) per annum in lawful monies of the United States of America. Payments will commence on February 15, 1998, and will continue on the fifteenth day of each month until the principal balance is paid in full.

     THE CASTLE GROUP, INC. does hereby waive presentment, demand for payment, notice of protest, and protest, and all other notices or demand in connection with the delivery, acceptance, performance, default or guaranty of this Agreement.

     In the event of default in the payment of this note at maturity and this note is placed in the hands of an attorney for collection, a reasonable amount will be added as a collection charge.

     In witness thereof, the parties have set their hands to this Promissory Note effective as of the day and year written above.

THE CASTLE GROUP, INC.                       MICHAEL S. NITTA



By /s/ Rick Wall                             By /s/ Michael S. Nitta
    Its Chairman and CEO



By /s/ Motoko Takahashi
    Its Secretary

HONOLULU, HAWAII                                           $ 60,000.00
JANUARY 29, 1998


                             PROMISSORY NOTE

     FOR VALUE RECEIVED, THE CASTLE GROUP, INC. does hereby promise to pay to the order of Kelvin M. Bloom on or before April 15, 1998, or upon the receipt of funds from the secondary offering it has registered with the Securities & Exchange Commission, whichever is earlier, the principal sum of SIXTY THOUSAND DOLLARS ( $60,000.00 ) in lawful monies of the United States of America.

     THE CASTLE GROUP, INC. will make monthly principal payments of TWO HUNDRED DOLLARS ( $200.00 ) plus interest at the rate of eight and one half percent ( 8.5% ) per annum in lawful monies of the United States of America. Payments will commence on February 15, 1998, and will continue on the fifteenth day of each month until the principal balance is paid in full.

     THE CASTLE GROUP, INC. does hereby waive presentment, demand for payment, notice of protest, and protest, and all other notices or demand in connection with the delivery, acceptance, performance, default or guaranty of this Agreement.

     In the event of default in the payment of this note at maturity and this note is placed in the hands of an attorney for collection, a reasonable amount will be added as a collection charge.

     In witness thereof, the parties have set their hands to this Promissory Note effective as of the day and year written above.

THE CASTLE GROUP, INC.                       KELVIN M. BLOOM



By /s/ Rick Wall                             By /s/ Kelvin M. Bloom
    Its Chairman and CEO



By /s/ Motoko Takahashi
    Its Secretary