Form 10QSB
period 1998-04-30
CASTLE GROUP INC
filed 1998-06-15
CIK 918543

                   U.S. Securities and Exchange Commission

                           Washington, D.C. 20549

                                 FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended April 30, 1998


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

                          Yes [ x ]       No [   ]

Number of shares outstanding of each of the Registrant's classes of stock, as of May 31, 1998:

                  Common stock, $.02 par value - 5,311,130


        Transitional Small Business Disclosure Format (check one):
                            Yes [ x ]    No [   ]



Page 1 of 32 sequentially numbered pages

                           THE CASTLE GROUP, INC.
                                 FORM 10-QSB
                              TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements (Unaudited)


Consolidated Balance Sheets as of
   April 30, 1998 and 1997 (unaudited)..............................   3


Consolidated Statements of Operations for the three and nine months
   ended April 30, 1998 and 1997 (unaudited)........................   4


Consolidated Statement of Cash Flows for the nine months
   ended April 30, 1998 and 1997 (unaudited)........................   5


Notes to Consolidated Financial Statements
  (unaudited).......................................................   6


Item 2.   Management's Discussion and Analysis or Plan
                of Operations.......................................  12



PART II. OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security
          Holders...................................................  19


Item 5.   Other Information.........................................  19


Item 6.   Exhibits and Reports on Form 8-K..........................  19


SIGNATURES..........................................................  24

                       PART 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements
                    THE CASTLE GROUP, INC. AND SUBSIDIARY
      Consolidated Balance Sheets - April 30, 1998 and 1997(Unaudited)
                                               April 1998     April 1997
ASSETS                                       -------------  --------------
Current Assets
 Cash                                        $    133,746   $      63,655
 Accounts Receivable, Net                       1,172,086         885,558
 Prepaid Expenses                                 257,391          28,902
 Restricted Cash                                   19,941          26,536
 Deferred Cost                                          0          29,991
 Deferred Compensation Expense                          0          50,000
 Due from Related Party                           559,517          74,739
                                             -------------  --------------
Total Current Assets                            2,142,681       1,159,381
Non Current Assets                           -------------  --------------
 Furniture Fixtures & Equipment, Net               71,998          87,308
 Investment in HBII Timeshare Program              59,389          61,888
 Deposits & Other Assets                          158,230          33,021
 Intangibles, Net                                   5,171          15,514
  Deferred Compensation Expense                         0          25,000
                                             -------------  --------------
Total Non Current Assets                          294,788         222,731
                                             -------------  --------------
TOTAL ASSETS                                 $  2,437,469   $   1,382,112
                                             =============  ==============
LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
 Accounts Payable                            $    940,249   $     721,261
 Due to Related Parties                           293,200         184,400
 Vacation Payable                                  99,004          97,017
 Wages Payable                                     73,129          99,807
 Taxes Payable                                     48,361          18,028
 Notes and Contract Payable                       550,000         279,861
 Deferred Compensation                                  0         250,000
 Deferred Income                                        0         101,640
 Other Accrued Liabilities                        157,442          73,446
                                             -------------  --------------
Total Current Liabilities                       2,161,385       1,825,460
Deferred Income                                    80,000               0
                                             -------------  --------------
Total Liabilities                               2,241,385       1,825,460
Stockholders' Equity                         -------------  --------------
 Common stock, $.02 par, 20,000,000 shares
  authorized, 5,311,130 and 5,089,030
  issued and outstanding, respectively            106,223         101,781
 Capital in excess of par                       2,539,175       2,118,222
 Accumulated Deficit                           (2,449,314)     (2,663,351)
                                             -------------  --------------
Total Stockholders' Equity                        196,084      (  443,348)
                                             -------------  --------------
LIABILITIES AND STOCKHOLDERS' EQUITY         $  2,437,469   $   1,382,112
                                             =============  ==============

  The accompanying notes are an integral part of the financial statements.

                    THE CASTLE GROUP, INC. AND SUBSIDIARY
                   Consolidated  Statements of Operations
         for the three and nine months ended April 30, 1998 and 1997
                                 (Unaudited)

                           Three Months Ended         Nine Months Ended
                          04/30/98     04/30/97    04/30/98       04/30/97
                         ---------  ----------    ----------     ----------
Revenue
Management Fees          $ 820,210  $  908,936    $2,474,573     $2,505,501
Hotel Operating Revenues   356,407     528,489     1,267,102      1,502,545
Other Income               306,629     276,530       675,653        672,934
                         ---------  ----------    ----------     ----------
Total Revenues           1,483,246   1,713,955     4,417,328      4,680,980
Expenses                 ---------  ----------    ----------     ----------

Payroll and benefits       508,686     516,064     1,492,443      1,460,365
Hotel Operating Expenses   325,646     486,496     1,288,093      1,441,704
Professional fees           26,539      28,644        72,447         78,228
Reservations               224,967     245,523       651,068        720,853
Depreciation
 and Amortization            7,605      53,915        22,815        226,014
Rent                       101,489      90,891       313,139        294,281
Travel and entertainment    22,683      30,425        96,689         44,300
Office expenses             12,396      12,166        40,346         41,051
Utilities                    7,854      11,090        30,574         30,233
Taxes, other than income    46,448      42,790       123,901        123,634
Advertising & marketing     21,178      22,072        86,632         65,725
Insurance                   18,162      17,926        56,133         72,771
Other                       30,543      17,238        79,654         51,069
                         ---------  ----------    ----------     ----------
Total Expenses           1,354,196   1,575,240     4,353,934      4,650,228
                         ---------  ----------    ----------     ----------
Operating Income           129,050     138,715        63,394         30,752
                         ---------  ----------    ----------     ----------
Other Expenses
 Interest Expense           19,977      12,441        48,640         41,481
                         ---------  ----------    ----------     ----------

Net Income ( Loss )        109,073     126,274        14,754     (   10,729)
                         =========  ==========    ==========     ==========
Per Share Data

Basic Earnings           $    .021  $     .025    $     .003     ($    .002)
                         =========  ==========    ==========     ==========

Diluted Earnings         $    .020  $     .025    $     .003     ($    .002)
                         =========  ==========    ==========     ==========





The accompanying notes are an integral part of the financial statements.

                   THE CASTLE GROUP, INC. AND SUBSIDIARY
                  Consolidated  statements of cash flows
                 Nine months ended April 30, 1998 and 1997
                                ( Unaudited )

                                                   Nine Months Ended
                                               April 1998     April 1997
                                              ------------   -------------
Cash Flows From Operating Activities
 Net Income (Loss)                            $    14,754   ($     10,729)

 Adjustments to reconcile net income (loss)
  to net cash flow from operating activities-
  Depreciation and amortization                    22,814         226,008
  Amortization of deferred
   compensation expense                                 0          37,500
 Changes in operating assets and liabilities-
  Increase in accounts receivable             (   351,717)  (         125)
  Decrease (Increase) in due from
   related party                              (   361,787)              0
  Decrease (Increase) in prepaid expenses     (   167,612)         20,300
  Increase (Decrease) in deferred income            3,770   (      76,230)
  Increase (Decrease) in accounts payable         326,458   (     161,545)
  Increase (Decrease) in taxes payable             12,218           3,876
  Increase (Decrease) in accrued liabilities  (   118,276)          7,765
Net cash flow provided by (used in)           ------------  --------------
  operating activities                        (   619,378)         46,820
Cash Flows From Investing Activities          ------------  --------------
  Purchase furniture, fixtures & equipment    (     4,484)  (      16,566)
  Stock Subscription                               40,645               0
  Release of Security Deposit                      37,374   (       6,595)
  Investment in HBII Timeshare                      1,851          38,112
                                              ------------  --------------
Net cash flow provided-investing activities        75,386          14,951
                                              ------------  --------------
Cash Flows from Financing Activities
  Loan Proceeds Received                          410,000               0
  Repayment of Notes                          (     1,200)  (     129,571)
  Repayment of Line of Credit                           0   (      25,000)
Net cash flow provided by (used in)           ------------  --------------
  financing activities                            408,800   (     154,571)
                                              ------------  --------------
Net Decrease in Cash                          (   135,192)  (      92,800)
Cash at Beginning of Period                       268,938         156,455
                                              ------------  --------------
Cash at End of Period                         $   133,746   $      63,655
                                              ============  ==============
Supplemental disclosures of cash flow
  Information
    Cash paid during the year for interest    $    48,640   $      41,481
                                              ============  ==============



  The accompanying notes are an integral part of the financial statements.

                    THE CASTLE GROUP, INC. AND SUBSIDIARY
                 Notes to Consolidated Financial Statements




     The accompanying consolidated financial statements of The Castle Group, Inc. and subsidiary (the "Company") for the three months and nine months ended April 30, 1998 and 1997 have been prepared in accordance with generally accepted accounting principles. These financial statements have not been audited by independent public accountants, but include all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management , necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. The consolidated financial statements do not include all disclosures associated with annual financial statements and accordingly, should be read in conjunction with the annual consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended July 31, 1997, as filed with the Securities and Exchange Commission.
A copy of this report is available from the Company upon request. The results of operations for the three and nine months ended April 30, 1998 and 1997 are not necessarily indicative of the operating results for the remainder of the year.


NEW PRONOUNCEMENTS-

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" which is effective for periods ending after December 15, 1997. This statement had no impact on the Company's financial statements disclosures since the Company had no items of other comprehensive income for the three and nine months ended April, 1998 and 1997.

     In February 1998, the FASB issued SFAS No. 132, "Employers Disclosures about Pensions and Other Post Retirement Benefits" which is effective for fiscal years ending after December 15, 1997. This statement will have no impact on the Company's disclosures since the Company does not have a pension plan or other post retirement plan.

     The Company implemented SFAS No. 128, "Earnings Per Share" which specifies the computation, presentation and disclosure requirements of earnings per share. Prior period earnings per share data has been expanded to comply with the provisions of SFAS No. 128.

     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share data for the three and nine months ended April 30, 1998 and 1997.

                                     INCOME         SHARES        PER SHARE
                                   (NUMERATOR)    (DENOMINATOR)    AMOUNT
THREE MONTHS ENDED 04/30/98:       -----------    ------------   -----------
BASIC
 Net Income                         $ 109,073       5,311,130     $    .021
  Effect of dilutive securities
   Stock options and warrants            -             20,070           -
DILUTED                            -----------    ------------   -----------
 Net income & assumed conversions   $ 109,073       5,331,200     $    .020
                                   ===========    ============   ===========
NINE MONTHS ENDED 04/30/98
BASIC
 Net Income                         $  14,754       5,311,130     $    .003
  Effect of dilutive securities
   Stock options and warrants            -             18,182           -
DILUTED                            -----------    ------------   -----------
 Net income & assumed conversions   $  14,754       5,329,312     $    .003
                                   ===========    ============   ===========
THREE MONTHS ENDED 04/30/97:
BASIC
 Net Income                         $ 126,274       5,089,030     $    .025
  Effect of dilutive securities
   Stock options and warrants            -               -        -
DILUTED                            -----------    ------------   -----------
 Net income & assumed conversions   $ 126,274       5,089,030     $    .025
                                   ===========    ============   ===========
NINE MONTHS ENDED 04/30/97
BASIC
 Net Loss                          ($  10,729)      5,089,030    ($    .002)
  Effect of dilutive securities
   Stock options and warrants            -        (    52,354)          -
DILUTED                            -----------    ------------   -----------
 Net loss & assumed conversions    ($  10,729)      5,036,676    ($    .002)
                                   ===========    ============   ===========


Note that warrants and options outstanding for the three months ended April 30, 1997 were not considered common stock equivalents since they were anti-dilutive.


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

     At April 30, 1998 and 1997, furniture, fixtures and equipment consisted of the following:

                                         04/30/98       4/30/97
                                        ----------     ---------
     Office Furniture and Equipment       210,013       218,237
     Less Accumulated Depreciation       (138,015)     (130,929)
                                        ----------     ---------
     Net Book Value                        71,998        87,308
                                        ==========     =========

     Depreciation is computed using the declining balance and straight-line methods over the estimated useful life of the assets (5 to 7 years).


INTANGIBLES-

     Intangible assets consist of organizational costs which are amortized on a straight-line basis over 5 years. At April 30, 1998 and 1997, the balances of this intangible was as follows:
                                          04/30/98       04/30/97
                                        -----------    -----------
     Noncompetition Agreements                   0        800,000
     Organizational Costs                   51,714         51,714
                                        -----------    -----------
     Total Cost                             51,714        851,714
     Less Accumulated Amortization      (   46,542)     ( 836,200)
                                        -----------    -----------
     Net Book Value                          5,171         15,514
                                        ===========    ===========

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


RELATED PARTY TRANSACTIONS:  HANALEI BAY INTERNATIONAL INVESTORS-

     The Company has a hotel management agreement with Hanalei Bay International Investors ("HBII") to manage the Hanalei Bay Resort ("HBR"). The managing general partner of HBII is also the Chairman and Chief Executive Officer of the Company. Under the agreement, the Company is to receive management and incentive fees based on a percentage of gross total revenue and net income respectively. The Company also receives reservation fees based on a percentage of gross room revenues and a marketing fee based
on a percentage of gross revenue.   At April 30, 1998 and 1997, The Company
had receivable balances of $559,517 and $74,739 respectively, from HBII.

HAWAII RESERVATIONS CENTER CORP. -

     On August 1, 1994, the Company contracted with Hawaii Reservations Center Corp. ("HRCC") to provide reservation services for the hotels and resorts the Company manages. HRCC is owned and operated by a director of the Company who has a 2% interest in the Company. On May 1, 1997, the Company and HRCC amended the contract for reservation services and reduced the amount of certain fees paid by the Company to HRCC. It is managements' belief that the terms and conditions of the agreement are no more favorable to HRCC or the Company than could have been obtained from other companies which provide reservation services.


STOCKHOLDER ADVANCES -

     On January 15, 1998, an officer of the Company advanced $50,000 to the Company. On January 29, 1998, another officer of the Company advanced $60,000 to the Company. The advances were due on or before April 15, 1998 and bear interest at the rate of 8.5% per annum. On April 15, 1998, the due dates for the advances were extended to July 15, 1998. As of April 30, 1998, repayment of principle in the amount of $600 was made on each of the two advances.


LEASES-

     The Company has leases for office space, vehicles and equipment expiring at various dates through 1999. The office leases are renewable for an additional five years. In May 1996, the Company leased a hotel under a
non-cancelable agreement  expiring in April 1998.   The Company did not
renew the hotel lease and on April 30, 1998, surrendered the property to the lessor. All assets and liabilities of the hotel operations have been included as net assets in the Company's operations.

     Effective April 1, 1998, the Company renegotiated one of its office leases and entered into a new 5 year lease.

     At April 30, 1998, the future minimum rental commitment under these leases were as follows:

              Schedule of minimum lease payments

                    1998                48,000
                    1999               196,000
                    2000                69,000
                    2001                76,000
                    2002                80,000
                    2003                43,000
                                   ------------
                    Total              512,000
                                   ============

COMMON STOCK WARRANTS-

     In May 1994, the Company issued warrants to acquire up to 25,000 shares of common stock for $1.25 per share, exercisable through May 1999 in exchange for consulting services rendered. No warrants have been exercised as of April 30, 1998.


COMMON STOCK OPTIONS-

     In November 1993, as an inducement to enter into an employment contract with the Company, the Company issued options to an officer of the Company to obtain 125,000 shares of common stock for one dollar, exercisable by December 2, 1998. The transaction was recorded as deferred compensation expense and deferred compensation payable of $250,000, representing the fair value of the common stock option at the date of grant. In 1995, the option period was amended to be only exercisable after August 1, 1996 but before December 2, 1998. No options have been exercised and in July 1997, the options were forfeited by the officer. The historical financial statements presented as of April 1997 includes the deferred compensation expense and deferred compensation payable as of April 30, 1997.

     In May 1997, the Company, as part of a renegotiation of its reservation services agreement, granted an option to purchase 50,000 shares of the Company's common stock at a price of $2 per share to Hawaii Reservations Center Corp., which is wholly owned by a director/ stockholder of the Company. The option may be exercised between May 1997 and 2000 and had not been exercised as of April 30, 1998.


STOCK SUBSCRIPTIONS-

     In July 1997, 222,100 common shares were subscribed at $2 per share. As of April 30, 1998, the Company received $425,399, net of stock issuance expenses of $18,801. The shares were issued in November of 1997 to the subscriber.


LITIGATION-

     There are various claims and lawsuits pending against the Company involving complaints which are normal and reasonably foreseeable in light of the nature of the Company's business. In the opinion of management, the resolution of these claims will not have a material adverse effect on the Company's financial position and results of operations or liquidity.
There were no new lawsuits filed during the quarter ended April 30, 1998.


INCOME TAXES-

     The Company adheres to the provisions of SFAS No. 109, "Accounting for Income Taxes."

     No net deferred tax asset has been recorded in accordance with SFAS No. 109 because it could not be reasonably determined if the net operating loss available to carryforward would be realized by the Company.

     Significant components of the Company's deferred tax assets and liabilities as of April 30, 1998 and 1997 are:

                                          04/30/98       04/30/97
                                        -----------    -----------
     Deferred tax assets-
      Vacation Pay                           7,000         37,000
      Deferred Compensation Expense              0         35,000
      Noncompetition agreement             240,000        240,000
      Deferred Income                       31,000        120,000
      Net Operating Loss                   766,000        723,000
                                        -----------    -----------
     Deferred tax asset                  1,044,000      1,155,000
     Deferred tax liability-
      Furniture, fixtures and equipment (    8,000)    (   34,000)
                                        -----------    -----------
     Net Deferred Tax Asset              1,036,000      1,121,000
     Valuation Allowance                (1,036,000)    (1,121,000)
                                        -----------    -----------

                                             -0-            -0-
                                        ===========    ===========

     The Company has a net operating loss carryforward for income tax purposes of $1,915,000 at April 30, 1998 which expires at various dates through fiscal year 2012. Net operating losses were utilized to offset year to date taxable income.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.



FORWARD LOOKING STATEMENTS - "RISK FACTORS"

     This "Management's Discussion and Analysis or Plan Operations" contains forward-looking statements that are subject to a number of risks and uncertainties. These risks and uncertainties could cause actual results to differ materially from the results anticipated in such forward-looking statements.


GENERAL-

     The Company is a Utah corporation which earns its revenues primarily by providing management, reservations, and sales and marketing services to hotels and resorts. The Company currently operates within the State of Hawaii and the Commonwealth of Saipan under the trade names "Hawaiian Pacific Resorts," and "Castle Resorts and Hotels."

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

     As of April 30, 1998, the Company had 30 contracts covering 3,325 rooms, all located within the State of Hawaii except for 68 rooms located in Saipan. Under the management contracts, the Company is typically responsible for the supervision and day to day operations of the property in exchange for a base management fee which is based on gross revenues. In some cases, the Company also participates in the profitability of the properties it manages and may earn an incentive fee which is based on the net operating profits of the managed property. Sales and marketing and reservation fees earned from the properties are based on the gross revenues of the property. The Company is also reimbursed for direct advertising and marketing expenditures it makes on behalf of the property, all in accordance with the terms and conditions of the management contracts. The Company also earns commissions and other fees from the properties managed by providing centralized purchasing services to the hotel owners. Under these arrangements, the net savings to the property owner from centralized purchasing are shared between the Company, in the form of commissions, and to the property owner in the form of cost savings.

     Hotel revenues consist of revenues from 167 rooms leased by the Company. Under this arrangement, the Company includes as its own revenues the entire property revenues, which includes hotel transient rental income, as well as the total expenses incurred to operate the property. The property is situated in Waikiki, Hawaii. The lease expired on April 30, 1998, and the Company terminated its rental operations. The Company does not currently own any other real property interests in fee or leasehold.

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


RESULTS OF OPERATIONS-


FOR THE THREE MONTHS ENDED APRIL 30, 1998 AND 1997


SALES

     For the three months ended April 30, 1998 and 1997, the Company had total revenues of $1,483,246 and $1,713,955 respectively, a decrease of $230,709 or 13.5%.

     The decrease in revenues for the quarter ended April 30, 1998 as opposed to the prior year is attributed to the Company not renewing its lease for a hotel located in Waikiki, Hawaii. Due to the Company not renewing this lease, revenues decreased due to sales and marketing efforts being kept at minimum levels and a decrease in reservations being taken from travel agents. For the nine months ended April 30, 1998, the Company experienced a net loss on its rental operations related to the leased property in the amount of $20,991. Revenues from management operations decreased by $58,627 due to a downturn in Hawaii's tourism industry. Contributing to the downturn in the industry was the rising strength of the U.S. Dollar against the Japanese yen which made travel to Hawaii more expensive for eastbound travelers.


COSTS AND EXPENSES

     With the 13.5% decrease in revenues, operating expenses decreased by 14.0% for the quarter ended April 30, 1998 as opposed to the prior year.

     Hotel operating expenses for the quarter decreased by $160,850, or 33% from the prior year due to the $172,082, or 33% decrease in hotel revenues previously mentioned.

     Reservation expenses decreased by $20,556, or 8%, as a result of the renegotiated agreement with Hawaii Reservations Center Corp. ("HRCC"). Through April of 1997, reservation fees paid to HRCC were based upon a fixed monthly amount plus a percentage of certain revenues. The new agreement is based on a percentage of revenues only, subject to a minimum monthly fee which is lower than the fixed fees incurred during the quarter ended April 30, 1997.

     Depreciation and amortization expenses decreased by $46,310, or 86%, as a result of the non-existence of the amortization of property rights during the quarter ended April 30, 1998. The property rights were fully amortized in June of 1997. During the quarter ended April 30, 1997, the Company incurred amortization expense of $43,185 on the property rights.

     Rent expense increased by $10,598 or 12% due to an adjustment made in the prior year's quarter of $9,305 to record a credit received from building management related to a refund of operating expenses for calendar year 1996.

     Other expenses increased by $13,305, or 77%, as a result of the Company opening sales offices in Europe for the purpose of securing travel clientele for the properties managed by the Company. The offices were opened in fiscal 1998 and were not present in fiscal 1997.


NET INCOME (LOSS)

     The Company reported net income of $109,073 and $126,274 for the quarters ended April 30, 1998 and 1997, respectively.

     As discussed previously, the decrease in revenues resulted in the Company being $17,201 short of the net income reported for the quarter ended April 30, 1997. The total revenue shortfall of $230,709 was made up for through increased cost controls which resulted in a decrease in total expenses of $213,508. Although no assurances can be given, management will continue it's attempts to enhance it's revenue base through growth and expansion, while maintaining strict controls over operating expenses. Management also believes that the non-renewal of the lease on its Waikiki property as of April 30, 1998 will ultimately increase the Company's profitability. Included in net income as of the nine months ended April 30, 1998 is a net loss from the Company's operation of a leased property in the amount of $20,991, as opposed to net income of $60,842 for the nine months ended April 30, 1997.


LIQUIDITY AND CAPITAL RESOURCES-

     As of April 30, 1998, total current assets were $2,142,681 and consisted primarily of $1,731,603 in accounts receivable from its managed properties. Total current liabilities of $2,161,385 exceeded total current assets by $18,704.

     The Company's primary sources of working capital are cash flow from operating and financing activities. Net cash used in operations was $619,378 for the nine months ended April 30, 1998 as compared to net cash flow of $46,820 for the prior year. Net cash provided by investing activities was $75,386 as compared to $14,951 for the nine months ended April 30, 1998 and 1997, respectively. Net cash provided from financing activities was $408,800 for the nine months ended April 30, 1998 as opposed to net cash used of $154,571 for the prior year.

     The Company had unrestricted cash of $133,746 and $63,655 at April 30, 1998 and 1997, respectively.

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

     The Company has a $300,000 line of credit which is guaranteed by four of the directors of the Company. The line expired in September 1997. The Company extended the line of credit through July 15, 1998. During the fiscal year July 1995, the Company drew $275,000 against the line, and in April of 1997, repaid $25,000 leaving a balance of $50,000. In December of 1997, the Company subsequently drew down the remaining balance of $50,000.

     In November of 1997, the Company secured an additional line of credit for $250,000 from a local bank. The line of credit expired on May 15, 1998 and is personally guaranteed by the Chairman and Chief Executive Officer of the Company. The Company borrowed the full amount against the line of credit in December 1997 and January 1998. The Company extended the line of credit through August 15, 1998.

     In January 1998, two officers of the Company made short term advances to the Company for $60,000 and $50,000, respectively. The advances are due on April 15, 1998 and provide for interest at 8.5% per annum. As of April 30, 1998, the Company has repaid $600 of the principle balances on each of the two advances.

     Accounts receivable was $286,528, or 32%, higher as of April 1998 when compared to April 1997 due to the Company having a larger client base when compared to the prior year. At April 30, 1998, the Company had 30 contracts covering 3,325 rooms, compared to 27 contracts covering 3,120 rooms for the prior year.

     Amounts due from a related party, HBII, were $486,778, or 649%, higher as of April 1998 when compared to the prior year. At April 1998, $90,715 was thirty days past due, $73,828 was sixty days past due, $90,247 was ninety days past due and $304,727 was more than ninety days past due. HBII is currently in the final negotiating stages of securing debt and/or equity financing which would allow HBII to bring its balances up to a current level with the Company. Although no assurance can be given, management is confident that HBII shall be successful in securing its financing and bringing its account with the Company up to a current level.

     Included in prepaid expenses as of April 30, 1998 is $226,434 of attorney fees, NASD filing fees, and underwriting fees associated with the Company's public offering as filed with the Securities and Exchange commission on form SB-2. These costs shall be taken as a deduction against the proceeds received from the public offering. Should the offering not be successful, the Company would incur a charge against income for the costs associated with the offering. Although no assurance can be given, management is confident that the public offering shall be successful.

     The Company had a net working capital deficit of $18,704 and $666,079 as of April 30, 1998 and 1997, respectively.

     As of April 30, 1998 and 1997, net working capital included liabilities due to affiliates in the amount of $320,626 and $212,060, respectively, with both amounts consisting of $184,400 representing the undistributed cost on the acquisition of the stock of KRI, Inc. and interest of $27,426 and $27,660, respectively. Also included in net working capital is $101,640 at April 30, 1997, in unamortized deferred revenues related to a signing bonus paid to the Company by one of its suppliers in April 1994 which is being amortized over three years. At April 30, 1998, net working capital also includes $108,800 in advances received from two officers of the Company.

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


PLAN OF OPERATION

     The Company is one of the leading regional hotel and resort management companies in the State of Hawaii. At April 30, 1998, the Company had 30 management or sales, reservations and marketing contracts covering 3,325 rooms. Included in the rooms managed is 167 rooms in a condominium complex domiciled in Waikiki under a lease agreement which expires on April 30, 1998.

     The properties represented by the Company appeal to a wide variety of the public market as the Company manages a wide spectrum of property types from the luxury condominium resorts with room rates exceeding $1,000 to the small budget inns with room rates of $40. The Company believes that the availability of differing product lines appeals to all levels of business or leisure traveler.

     The Company has experienced significant growth since it began operations in November of 1993. From inception to April 30, 1998, the number of management, reservations, sales and marketing contracts has more than doubled, from 13 to 30 and the number of rooms managed also increased from 1,684 to 3,325.

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

     On November 1, 1997, the Company acquired the management contract for approximately 130 rooms located in the Kiahuna Plantation Resort, an upscale condominium resort located in Poipu, Kauai.

     On February 1, 1998, the Company acquired the management contract for a 242 room hotel located in Waikiki on the island of Oahu.

     With the increase in management contracts, the number of hotel and resort employees that the Company will supervise may increase significantly. The Company is presently negotiating for both small budget hotels and large full-service luxury condominium resorts and therefore, it is impossible at this time to predict the number of additional employees that it will supervise or that it will be required to hire for the hotels and resorts during the next fiscal year. At April 30, 1998, the Company employed approximately 700 employees and managed an additional 350 on behalf of the property owners.

     On July 31, 1995, the Company invested $100,000 into a reorganization plan instituted by HBII. Under terms of the HBII reorganization plan, the eighty seven units owned by HBII will be sold under a timeshare plan and investors in the timeshare plan may receive up to four times their investment over the life of the timeshare plan. As of April 30, 1998, the Company has received a total of $162,444 from this investment. Of the funds received, $40,611 represents a return of the initial investment and

$121,833 represents a gain to the Company. Although no assurance can be given, management is confident that the HBII reorganization plan shall continue to be profitable.

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

     The Company utilizes and is dependent upon data processing systems and software to conduct its business. The data processing systems and software utilized for the operating and accounting functions were purchased form independent vendors and are run on in-house computer networks. In 1997, the Company initiated a review and assessment of all related hardware and software to confirm that it will function properly in the year 2000. To date, those vendors which have been contacted have indicated that their hardware or software is or will by Year 2000 compliant before the end of 1998. Primarily all of the costs associated with the compliance efforts have already been incurred and did not have a significant impact on the Company's operations. Management is currently investigating the utilization of independent consultants to assess the less critical components of the operations which may also be impacted by the Year 2000, such as telephone systems. Management does not expect that any additional costs will have a material impact on the Company's results of future operations.

PART II  -  OTHER INFORMATION


Item 4.     SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the quarter ended April 30, 1998.


Item 5.     OTHER INFORMATION

     There is no other information being reported for the current quarter.


Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

    (a)     Exhibits

     The exhibits designated by an asterisk are incorporated herein by reference. The exhibits with page references are filed herewith.

                                                                 Sequential
Exhibit                                                            Page
Number           Description                                       Number
---------------------------------------------------------------------------
1.1  Form of Placement Agency Agreement incorporated by
     reference to Exhibit 1.1 to the Company's Registration
     Statement on Form SB2/A-1 filed on March 10, 1998.                 *

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

6.26 Commercial Promissory Note between the Company and City Bank dated November 14, 1997 incorporated by reference to Exhibit
     6.26 to the Company's quarterly report on Form 10-QSB for the
     quarter ended January 31, 1998                                     *

6.27 Promissory note for $50,000 dated January 15, 1998 between the Company and Michael S. Nitta incorporated by reference to Exhibit 6.26 to the Company's quarterly report on Form
     10-QSB for the quarter ended January 31, 1998                      *

6.28 Promissory note for $60,000 dated January 29, 1998 between the Company and Kelvin M. Bloom incorporated by reference to
     Exhibit 6.26 to the Company's quarterly report on Form 10-QSB
     for the quarter ended January 31, 1998                             *

6.29 Letter from Hawaii National Bank extending the due date on
     the $300,000 revolving line of credit to July 15, 1998.           25

6.30 Amendment of promissory note dated January 29, 1998 between the Company and Kelvin M. Bloom extending the due date on the
     note to July 15, 1998.                                            26

6.31 Amendment of promissory note dated January 15, 1998 between the Company and Michael S. Nitta extending the due date on the
     note to July 15, 1998.                                            27

6.32 Letter from City Bank extending the due date on the $250,000
     line of credit to August 15, 1998.                                28

6.33 Amendment of Lease between The Castle Group, Inc. and Hirano
     Enterprises effective April 1, 1998.                              29

16.2 Letter of resignation as a board of director from Akira Fujii dated September 22, 1997, incorporated by reference to exhibit
     16.2 to the Company's 8-K filed on September 26, 1997.             *



DESCRIPTION OF EXHIBITS

    See item 1 above.

 (b) Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended April 30, 1998.

                                 SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        THE CASTLE GROUP, INC.
                                        (Registrant)

     June 12, 1998                        /s/    Rick Wall
                                        ----------------------------
                                        Chairman of the Board and
                                        Chief Executive Officer



     June 12, 1998                        /s/ Michael S. Nitta
                                        ----------------------------
                                        Chief Financial Officer and
                                        Vice President Finance

(logo)
HAWAII NATIONAL BANK

                                              June 2, 1998

Mr. Rick Wall
Chief Executive Officer
THE CASTLE GROUP, INC.
745 Fort Street Mall, 10th Floor
Honolulu, Hawaii 96813

Dear Mr. Wall:

This is to advise you that Hawaii National Bank ("the Bank") has approved your request to extend its existing $300,000.00 revolving line of credit ("the line") to The Castle Group, Inc., Castle Resorts & Hotels, Inc., and KRI, Inc. (collectively referred to as "the Borrowers") to a new maturity date of July 15, 1998. The line, which is presently fully drawn, bears the personal guarantees of Rick Wall, Kimo Keawe, John Tedcastle and Hideo Nomura.

As you are aware, one of the factors precluding the Bank from performing its annual review of the line, and hence, necessitating the need for the said short-term extension, is the lack of an updated personal financial statement for guarantor, Hideo Nomura. Inasmuch as the strength of the individual guarantors was a material consideration in the Bank granting the Borrowers the financial data, including, but not limited to Mr. Nomura's updated personal statement, prior to the extended July 15, 1998 maturity of the line, the Bank, at its sole election, will terminate the line, and require that all advances outstanding thereunder be payable in full as they become due.

Please note that even with the submission of the required data prior to July 15, 1998, the Bank, upon performing its review, will at its sole discretion determine whether or not the line will be renewed, extended or otherwise.

Should you have any questions, please feel free to call me.

                                        Sincerely,


                                        /s/ Dwight Asato
                                        --------------------
                                        Dwight Asato
                                        Vice President

Honolulu, Hawaii
January 29, 1998



                        AMENDMENT TO PROMISSORY NOTE


     Whereas, on January 29, 1998, Kelvin M. Bloom advanced the sum of SIXTY THOUSAND DOLLARS ($60,000.00) in the form of a Promissory Note between Kelvin M. Bloom and The Castle Group, Inc.

     Whereas, the due date as specified in the Promissory Note was April 15, 1998, or upon the receipt of funds from the secondary offering that The Castle Group, Inc. has registered with the Securities and Exchange Commission, whichever is earlier.

     Whereas, the parties mutually desire to amend the Promissory Note.

     Now Therefore, the Promissory Note is hereby amended as follows:

     The first paragraph of the Promissory Note is deleted and replaced with the following:

          "FOR VALUE RECEIVED, THE CASTLE GROUP, INC. does hereby promise to pay to the order of Kelvin M. Bloom on or before July 15, 1998, or upon the receipt of funds from the secondary offering it has registered with the Securities and Exchange Commission, whichever is earler, the principal sum of SIXTY THOUSAND DOLLARS ($60,000.00) in lawful monies of the United States of America."

     All other terms and conditions of the Promissory Note shall remain in full force and effect.


THE CASTLE GROUP, INC.                        KELVIN M. BLOOM



By  /s/ Rick Wall                             By   /s/ Kelvin M. Bloom
  ------------------------                        -----------------------
  Its Chairman and CEO



By   /s/ Motoko Takahashi
  ------------------------
  Its Secretary

Honolulu, Hawaii
January 15, 1998


                        AMENDMENT TO PROMISSORY NOTE



     Whereas, on January 15, 1998, Michael S. Nitta advanced the sum of FIFTY THOUSAND DOLLARS ($50,000.00) in the form of a Promissory Note between Michael S. Nitta and The Castle Group, Inc.

     Whereas, the due date as specified in the Promissory Note was April 15, 1998, or upon the receipt of funds from the secondary offering that The Castle Group, Inc. has registered with the Securities and Exchange Commission, whichever is earlier.

     Whereas, the parties mutually desire to amend the Promissory Note.

     Now Therefore, the Promissory Note is hereby amended as follows:

     The first paragraph of the Promissory Note is deleted and replaced with the following:

          "FOR VALUE RECEIVED, THE CASTLE GROUP, INC. does hereby promise to pay to the order of Michael S. Nitta on or before July 15, 1998, or upon the receipt of funds from the secondary offering it has registered with the Securities and Exchange Commission, whichever is earler, the principal sum of FIFTY THOUSAND DOLLARS ($50,000.00) in lawful monies of the United States of America."

     All other terms and conditions of the Promissory Note shall remain in full force and effect.


THE CASTLE GROUP, INC.                        MICHAEL S. NITTA



By /s/ Rick Wall                              By  /s/ Michael S. Nitta
   -----------------------                        ----------------------
   Its Chairman and CEO



By /s/ Motoko Takahashi
   -----------------------
   Its Secretary

(Logo)
CITY BANK
MAIN OFFICE
201 Merchant Street
Honolulu, Hawaii  96813-2992


June 12, 1998


The Castle Group, Inc.
745 Fort Street Suite 1000
Honolulu, Hawaii  96813

Attention:    Mr. Michael Nitta
              Vice President and Chief Financial Officer

Re:           Commercial Loan No.  88-028635-50

Dear Mr. Nitta:

We are pleased to inform you that City Bank has approved an extension to the above loan to August 15, 1998.

With the payment of an extension fee of $500.00, the interest rate, terms and conditions of the loan shall remain unchanged except for the new maturity date.

Please call me at 535-2812 if you have any questions.

Thank you.

Sincerely,


/s/ Roy Yanaoshi
-------------------------
Roy Yanaoshi
Vice President
Corporate Loan Department






Telephone:  (808) 535-2500

                             AMENDMENT OF LEASE


     This Agreement made and entered into this 6th day of April, 1998 and effective from and after April 1, 1998, by and between HIRANO ENTERPRISES, a partnership of the City and County of Honolulu, State of Hawaii, hereinafter called "Landlord", and THE CASTLE GROUP, INC., hereinafter called "Tenant".



                            W I T N E S S E T H

     WHEREAS, Landlord leased and demised unto to KRI, INC., as "Tenant", the right and privilege of occupying Suite 102 in the Atlas Building, situated at 1150 South King Street, Honolulu, Hawaii containing a total floor area of approximately 3,035 square feet by way of a Lease Agreement dated April 1, 1998 and further amended by way of that Renewal of Lease dated may 3, 1993. Said Lease is concurrently herewith assigned to The Castle Group, Inc. as Assignee, by a separate Assignment of Lease dated April 6, 1998 and effective retroactively to August 1, 1994.

     WHEREAS, Landlord and Tenant mutually desire to amend the terms of the lease.

     NOW THEREFORE, the parties hereto agree as follow, to wit:

     A.   The term of the lease shall be amended to read as follows:

          The lease shall be extended for an additional term of five years
(5), commencing April 1, 1998 and ending March 31, 2003.

     B. Rent. Tenant shall pay to Landlord in lawful money of the United States as base (minimum) rent in advance on the first day of each calendar month without deduction, offset, prior notice or demand, exclusive of the General Excise Taxes, the sum of:

$1,517.50/mo. commencing April 1, 1998 through July 31, 1998, then $5,311.25/mo. commencing August 1, 1998 through January 31, 2000, then

$5,766.50/mo. commencing February 1, 2000 through January 31, 2001, then

$6.373.50/mo. commencing February 1, 2001 through January 31, 2003, then

$1,517.50/mo. commencing February 1, 2003 through March 31, 2003.

Amendment of Lease
The Castle Group, Inc.
Page 2



     C. Rent adjustment. Taxes, Assessments and Building Service Costs. (Reference Paragraph 5)

          This paragraph of the lease shall be modified to reflect a new base year of 1998. All other conditions of this paragraph shall remain unchanged.

     D.   Use and Maintenance of the Premises.  (Reference Paragraph 12)

          This paragraph of the lease shall be modified to reflect the use of the premises as "General office use and any other use legally permitted".

     E.   Consent: (added to the lease)

          When consent shall be required by either the Landlord or Tenant, it is understood that neither party shall unreasonably withhold or delay such consent.

     F.   Deposit (Reference Paragraph 23)

          This paragraph of the lease shall be deleted and Tenant's security deposit presently held by Landlord shall be applied to the Tenant's rental account.

     G.   Parking: (Added to the lease)

          Tenant shall be allocated up to six (6) reserved and three (3) unreserved parking stalls which Tenant may rent for the term of the lease under a separate parking agreement. The Tenant agrees to pay the then prevailing monthly parking rates applicable to the Atlas Building. The Landlord reserves its right to adjust such monthly parking rate from time to time.

     H.   Asbestos and Hazardous Material: (Added to the lease)

          Landlord represents that to the best of its knowledge at the present time, there are no hazardous materials or asbestos containing materials in the Building other than a limited amount of non-firable vinyl asbestos tiles located under the carpet on the Eighth Floor of the Building. Whenever Landlord makes a representation on its actual knowledge or to the best of its knowledge or that effect, Landlord has made no special "due diligence" investigation with regard to that representation, and shall not be required to make such inquiry.

Amendment of Lease
The Castle Group, Inc.
Page 3



     I.   Americans with Disabilities Act (Added to the Lease)

          The Landlord shall be responsible for any improvements required to the common areas of the Building under the Americans with Disabilities Act and such improvements shall be made as capital improvements and not charged back to the Tenant.

     J.   Special Conditions: (Reference Paragraph 39)

          This paragraph of the Lease shall be amended to delete subparagraph a. King Street Improvement District Assessment and subparagraph c. Right to Relocate.

     K.   Option to Extend: (Reference Paragraph 2)

          The last paragraph of Paragraph 2 of the lease shall be deleted and amended as follows:

          If Tenant is not then in default of the lease, Tenant shall have one (1) non-assignable option to extend the lease for five (5) additional years. Tenant shall notify Landlord in writing of its intent to exercise the option no later than one hundred eighty days (180) days prior to the expiration of the lease, and exercise of said option shall be subject to the mutual agreement by Landlord and Tenant of rental rates and terms, which is to occur no later than ninety (90) days prior to the expiration of the lease. If mutual agreement is not reached prior to ninety (90) days before the expiration of the lease then the option shall become null and void.

     L.   Cancellation Option: (Added to the lease)

          If the Tenant is not then in default of the lease, the Tenant, The Castle Group, Inc., shall have a non-assignable option to cancel the Lease at any time during the period from April 1, 2001 through March 31, 2003 contingent upon the Landlord's receipt of written notice of such cancellation no less than three (3) months prior to the date of cancellation AND Landlord's receipt from The Castle Group, Inc. of the applicable cancellation fee upon or prior to the effectuated cancellation date.

          The cancellation fee shall be $12,500.00 if Tenant's effective date of cancellation is April 1, 2001; thereafter, for every remaining month canceled by exercise of said option, the fee shall be $520.83 ($12,500.00 divided by 24 months = $520.83).

Amendment of Lease
The Castle Group, Inc.
Page 4



     IN WITNESS WHEREOF, Landlord and Tenant have executed this Agreement as of the day and year first above written.




                              Landlord:

                                   HIRANO ENTERPRISES
                                   A partnership



                                   By /s/ Herbert H. Hirano
                                     -------------------------------
                                         Its partner


                              Tenant:

                                   THE CASTLE GROUP, INC.



                                   By /s/ Kelvin M. Bloom
                                     -------------------------------
                                        Its COO