Form 10KSB
period 1998-07-31
CASTLE GROUP INC
filed 1998-10-30
CIK 918543

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                 FORM 10-KSB

                                 (Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

          For the fiscal year ended July 31, 1998

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

                               Yes [x]  No [ ]












Page 1 of 95 sequentially numbered pages.  The Exhibit Index appears on page
55

     Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Issuer's revenues for its most recent fiscal year:  $5,609,619

          Aggregate market value of issuer's common stock held by
non-affiliates as of July 31, 1998:  $1,538,706

          Number of shares outstanding of the issuer's common stock as of July 31, 1998: 5,311,130.

                 DOCUMENTS INCORPORATED BY REFERENCE:  None

         Transitional Small Business Disclosure Format (Check One):

                               Yes [x]  No [ ]

                              TABLE OF CONTENTS



                                   PART I

                                                                    Page

Item 1.   Description of Business                                      4

Item 2.   Description of Property                                     12

Item 3.   Legal Proceedings                                           12

Item 4.   Submission of Matters to a Vote of Security Holders         13


                                   PART II

Item 5.   Market for Common Equity and Related Stockholder Matters    14

Item 6.   Management's Discussion and Analysis or Plan of Operation   14

Item 7.   Financial Statements                                        27

Item 8.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                         45


                                  PART III

Item 9.   Directors, Executive Officers, Promoters and Control
          Persons; Compliance with Section 16(a) of the
          Exchange Act                                                45

Item 10.  Executive Compensation                                      49

Item 11.  Security Ownership of Certain Beneficial Owners
          and Management                                              52

Item 12.  Certain Relationships and Related Transactions              54


                                   PART IV

Item 13.  Exhibits and Reports on Form 8-K                            55

                                   PART I

Item 1.   Description of Business

General

     The Castle Group, Inc. (the "Company") is a Utah corporation engaged in the business of hotel and resort management, reservations, and sales and marketing. The Company operates its business under the trade names "Hawaiian Pacific Resorts" and "Castle Resorts and Hotels". At July 31, 1998, the Company had thirty hotel and resort management contracts covering 3,400 rooms. The Company plans to continue its expansion in the hotel and resort management business and has been actively seeking to increase the number of hotel and resort properties under management in the Hawaiian islands and the Pacific Basin.

     The properties under management include small budget inns as well as larger condominium resort hotels on all of the major islands within the State of Hawaii, in addition to one luxury condominium resort located in Saipan. In May of 1996, The Company entered into a two year lease for 167 units located in the Kuhio Village Resort ("KVR") located in Waikiki. The Company terminated the lease for the KVR effective April 30, 1998. The company does not own any of the properties under management and has no present or future plans involving the purchase of equity positions in any such properties other than described under the caption "Plan of Operations for 1999" under Item 1, Part I which follows.

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

     During the fiscal year ended July 31, 1984, the Company acquired a fifty percent interest in Guam Productions, Inc., a corporation organized under the laws of the Territory of Guam ("Guam Productions"), in exchange for 11,000,000 shares of the Company's "unregistered" and "restricted" common stock and $100,000, and persons affiliated with Guam Productions were elected to serve as directors and executive officers of the Company. Guam Productions' sole asset was an exclusive franchise to operate a lottery in the Territory of Guam through December 31, 1988. The Company's investment in Guam Productions was written off in fiscal year ended July 31, 1985, after initial attempts to operate the Guam lottery profitably were unsuccessful. The Company did not renew its annual option to extend the franchise. Its interest in Guam Productions was abandoned, and the Company ceased business operations in 1986.

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

     Castle Group Hawaii was originally organized in February 1989, primarily for the purpose of managing 86 condominium units in the Hanalei Bay Resort which had been recently acquired by Hanalei Bay International Investors ("HBII"). HBII is a Hawaii limited partnership formed for the purpose of acquiring the Hanalei Bay Resort, a 134 unit resort condominium located in Princeville, Kauai, Hawaii. The partners of HBII include HBII Management Inc. owned by Rick Wall, Voyage Fourteen, Ltd. owned by John G. Tedcastle, L.C.C. Management Inc., owned by Judvhir Parmar, Nomura Firm and Nomura Holdings, owned by Hideo Nomura and Kenji Nomura, and Siam Commercial Bank.

     HBII made an offer to purchase all 134 condominium units of the Hanalei Bay Resort in November, 1988. HBII was able to purchase 86 condominium units. Rick Wall, John G. Tedcastle, and Judvhir Parmar then formed Castle Group Hawaii to manage the acquired condominium units and entered into a management contract with Castle Group Hawaii. The contract was not modified after the acquisition of Castle Group Hawaii by the Company. Management believes that the terms of the management contract are no less favorable to Castle Group Hawaii than contracts that could have been negotiated with non-affiliated third parties. The management contract provided for full management of the condominium units, including sales, staff supervision, accounting and maintenance. Following the execution of the management contract, the Hanalei Bay Resort was severely damaged by Hurricane Iniki, causing the resort to cease hotel operations. The resort was initially scheduled to reopen on May 1, 1994, but construction delays resulted in the opening being postponed to August 1, 1994.

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

     The business operations of KRI at the time of its acquisition were far more significant than those of Castle Group Hawaii. KRI managed and controlled the operations of between five and nine hotels in 1992 and 1993, with total revenues of $1,120,041 and $1,284,804 for the years ended July 31, 1992 and 1993, respectively. Its expenses consisted primarily of management, accounting and reservation personnel payroll and other sales related expenses. At the time of its acquisition by the Company, KRI did not have any significant assets other than its management contracts and accounts receivable, had no material liabilities other than its trade accounts payable, and had approximately 250 employees.

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

Business

     With the completion of the acquisitions of Castle Group Hawaii and KRI in November of 1993, the Company succeeded to the business operations of these entities and was firmly engaged in the management of hotels and resorts in the Hawaiian islands. The Company has since then added a net of seventeen management contracts to its portfolio of hotel and resort management contracts, and plans to continue with its expansion by actively seeking and acquiring additional contracts with hotels and resorts in the Hawaiian islands and the Pacific Basin.

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

     On May 1, 1996, the Company leased 167 rooms located within the Kuhio Village Resort (KVR), located in Waikiki on the island of Oahu. Terms of the lease called for a fixed monthly rent to be paid to the hotel owner, plus a percentage of the hotel's operating profits in excess of $100,000 per year. The lease agreement was terminated on April 30, 1998.

     At July 31, 1998, the Company had thirty hotel and resort management contracts. The Company plans to continue its expansion and has been actively seeking to increase the number of hotel, resort and condominium properties under management in the Hawaiian islands and the emerging markets of other Pacific Basin countries.

     Management believes that the emerging tourism markets of other Pacific Basin countries such as Saipan, Guam and Indonesia will provide additional opportunities for expansion and has focused efforts in these regions. On August 1, 1997, the Company entered the foreign markets with the signing of a full management agreement with the Aquarius Beach Tower ("ABT"), located in Saipan. ABT is a 67 unit luxury condominium resort which opened on November 1, 1997.

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

Principal Products and Services

     The principal services provided by the Company are the management, reservations, sales and marketing of hotels and resort condominiums. Principal clients include owners of these hotels and resorts which includes individuals, general and limited partnerships, corporations and associations.

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

     Products and services incidental to the management of hotels and resorts are readily available from a number of suppliers, and include bedding and toiletries, glassware, cleaning supplies and related equipment and ground maintenance supplies and related equipment. These products and supplies are usually provided by the hotel or resort. In some instances the Company, as managing agent, may contract for these products and services on behalf of the hotel or resort owner.

     The Company also receives revenues in the form of commissions through its centralized purchasing network. Fees are generated from the sharing of savings enjoyed by its managed hotels and resorts by centralizing the purchasing for the hotels and resorts managed by the Company, thereby reducing the costs to the managed properties.

Competition and Competitive Position in the Industry

     The management and marketing of hotels and resorts domiciled within the State of Hawaii is very competitive, as the tourism industry is one of the largest industries contributing to the State of Hawaii's economy. The Company competes with national, regional and local management companies, some of which may have a larger network of locations, greater financial resources and better brand name recognition than the Company. The primary competitors of the Company and the number of years each has been in business are as follows: Aston Hotels and Resorts (31 years), Classic Resorts (14 years), and Outrigger Hotels & Resorts (51 years). Each of the competitors offer the same type of services provided by the Company and has bid against the Company in the past. The competition for management contracts has led to reduced profit margins and to more management contracts under which a guaranteed return to the hotel or condominium owner may be required in order to successfully acquire the management contract to these properties.

     The management and marketing of properties in the emerging market of the Pacific Basin is also very competitive, as Aston Hotels & Resorts and Outrigger Hotels & Resorts have recently focused efforts in these areas.

     The executive officers and key employees of the Company possess substantial experience in the hotel and resort condominium management industry, much of which was with the principle competitors listed above.
The senior management and the Company's infrastructure relative to sales and marketing, central accounting and administrative support are believed by management to be as comprehensive and complete in the Hawaiian segment of this industry as any of its competitors. Although the Company commenced its operations in November 1993, management has been successful in more than doubling the number of contracts, many of which were previously managed by competitors of the Company. In its brief operating history, the Company has lost only one property to one of its competitors.

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

     At July 31, 1998 and 1997, none of the employees of the Company or properties managed by the Company were subject to any labor contract.

Governmental Approvals and Regulations

     To the best of management's knowledge, the products and services provided by the Company are not subject to governmental approval. The extent of future promulgation of new regulations detrimental to the visitor industry could have a substantial impact on the Company's profitability.
The hotel industry may be adversely effected by regulations which cover wages, benefits, pricing, taxes and availability of financing. In addition, the Company has expanded outside of the United States and are subject to International laws and the laws and regulations of foreign countries. To the best of management's knowledge, there are no existing or probable governmental regulations covering the present or intended business operations of the Company that have or are anticipated to have a material adverse impact on the Company's business, financial condition or otherwise.

Environmental Regulations

     Management believes there are no material environmental laws, rules and regulations that have or are likely to have a material adverse impact on the Company, and such regulations as they apply to the present and contemplated business operations of the Company. Management also believes that those regulations related to hazardous material and waste disposal, can be readily complied with by services provided by local governmental agencies or numerous private contract suppliers. The Company is not aware of any environmental claims pending or threatened against it or against the owners of the properties managed by the Company, however, no assurances can be given that such a claim will not be asserted against the Company in the future.

Employees

     In some of the properties managed by the Company, all of the property employees are employees of the Company instead of the property owner. At July 31, 1998, the Company had approximately 800 employees. Approximately 600 employees were full time and 200 were part time. The total number of employees employed at all properties represented by the Company was approximately 1,200 at July 31, 1998, of which approximately 900 were full time and 300 were part time. The number of categories in which these employees serve may vary greatly from month to month, depending on the season. The Company considers its relations with its employees and employees of its clients whom it supervises to be excellent.

Seasonal Business

     Tourism in general is seasonal, though to a lesser extent in the State of Hawaii where tourism represents one of the principal industries. Seasonal fluctuations will occur, however, affecting occupancy rates, the number of employees required for management related services and quarterly revenues, expenses and earnings.


Item 2.        Description of Property.

     The Company leases 11,357 square feet of office space for its principle executive offices at Suite 1000, 745 Fort Street, Honolulu, Hawaii 96813. The initial lease for these premises was for a five year period commencing June 1, 1994, and ending May 31, 1999, at a monthly rental of $11,130 plus the costs of common area management. Effective September 1, 1998, the Company renegotiated the lease for the premises. The renegotiated lease covers the period through May 31, 2004 at a monthly rental cost that averages $9,516 per month, plus the costs of common area management. The Company has an option to renew the lease for an additional five years at a rental amount that will be mutually agreed upon.

     The Company's wholly-owned subsidiary, KRI, Inc. leased approximately 3,035 square feet of office space at a rental of $6,373.50 per month plus the costs of common area management. The initial lease commenced on April 1, 1988, and was extended on April 1, 1993, to March 31, 1998. Effective April 1, 1998, the lease was assigned to the Company by KRI, Inc. The renegotiated lease covers the period from April 1, 1998 through March 31, 2003, with the Company having the option to extend the lease for an additional five years. The average monthly rental under the lease is $5,450 plus the costs of common area management. The rent for the optional five year period shall be mutually agreed upon. The leased premises are used for the operation of the central reservations department, which is operated under the name "Hawaii Reservations Center Corp."

     During the year, the Company also leased 167 units located within the Kuhio Village Resort for a fixed monthly rental plus general excise tax. The lease also provided for additional annual rents as a percentage of net operating profits in excess of a specified sum per year. The initial lease commenced May 1, 1996 and expired March 31, 1998. KRI had the option to extend the lease for an additional four years at a rental rate to be mutually determined between KRI and the lessor. The leased premises were utilized by KRI for a hotel operation. Effective April 30, 1998, KRI terminated its lease agreement and discontinued its hotel operation at the Kuhio Village Resort.


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

     Management vehemently disagrees that the Company acted without the authorization of the AOAO and intends to defend itself vigorously against the plaintiffs. The Litigation Committee of the AOAO has conducted an independent investigation of the allegations contained in the lawsuit. Their investigation disclosed that the Company acted properly in its capacity as the managing agent of the AOAO, and that all payments of insurance funds were fully authorized by the AOAO. The Company has filed a motion to dismiss the lawsuit. Because of the aforementioned, management believes that the lawsuit is without merit and shall be dismissed or adjudicated in favor of the Company.

     The Company is subject to various other claims and lawsuits which are normal and reasonably foreseeable in light of the nature of the Company's business and the growth in the Company's business. In the opinion of management, although no assurances can be given, the resolution of these claims will not have a material adverse effect on the Company's financial position, results of operations and liquidity. Further, to the knowledge of management, no director, officer, affiliate or record of beneficial owner of more than 5% of the common voting stock of the Company is a party adverse to the Company or has a material adverse interest to the Company in any material proceeding.


Item 4.   Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of the security holders of record during the fourth quarter ended July 31, 1998.

                                   PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.

Market Information

     The Company's common stock is listed on the "Electronic Bulletin Board" of the National Association of Securities Dealers, Inc., under the symbol "CAGU." There has been only limited trading activity in the common stock of the Company. The following table sets forth the high asked and low bid prices for the Company's stock for each of the full quarters during the year ended July 31, 1998. The following market quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

                  Quarter Ended               Low Bid   High Asked
               ------------------            --------- ------------
               October 31, 1997              $  1.500  $    2.375
               January 31, 1998                 1.625       3.000
               April 30, 1998                   2.000       2.875
               July 31, 1998                    1.250       2.438

Holders

     The number of record holders of the Company's common stock as of July 31, 1998 was approximately 280.

Dividends

     The Company has not paid any dividends with respect to its common stock, and does not intend to pay dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development and expansion of the Company's business. There are no present material restrictions that limit the ability of the Company to pay dividends on common stock or that are likely to do so in the future.


Item 6. Management's Discussion and Analysis of Financial Condition or Plan of Operation.

Cautionary Statement Regarding Forward-Looking Statements

     Certain statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Plan of Operation" including statements regarding the anticipated development and expansion of the Company's business, the intent, belief or current expectations of the performance of the Company and the products and/or services it expects to offer and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Plan of Operation."

General

     The Company is a Utah corporation which earns its revenues primarily by providing management, reservations, and sales and marketing services to hotels and resorts. The Company primarily operates within the State of Hawaii under the trade names "Hawaiian Pacific Resorts" and "Castle Resorts and Hotels".

     The Company's revenues are derived from management fees, sales & marketing fees, reservation fees, accounting fees, commissions, incentive fees and other fees from the properties it represents pursuant to the terms and conditions of its management contracts. The revenues of the properties which are managed by the Company are not recorded as revenues of the Company.

     The Company's operating expenses are comprised of labor, reservations fees and other costs associated with operating as a management company. The expenses of the properties which are managed by the Company, except as mentioned herein, are not recorded as expenses of the Company.

     As of July 31, 1998, the Company had 30 management or sales, marketing and reservations contracts covering 3,400 rooms, all except 68 rooms located in Saipan being situated within the State of Hawaii. Under the management contracts, the Company is typically responsible for the supervision and day to day operations of the property in exchange for a base management fee which is based on gross revenues. In some cases, the Company also participates in the profitability of the properties it manages and may earn an incentive fee based on the net operating profits of the property managed. Sales and marketing and reservation fees earned from the properties are based on the gross revenues of the property. The Company is also reimbursed for direct advertising and marketing expenditures it makes on behalf of the property, all in accordance with the terms and conditions of the management contracts. The Company also earns commissions and other fees from the properties managed by providing centralized purchasing services to the hotel owners. Under these arrangements, the net savings to the property owner from centralized purchasing are shared between the Company in the form of commissions and to the property owner in the form of cost savings.

     Hotel revenues consist of revenues from 167 rooms leased by the Company. Under this arrangement, the Company includes as its own revenues the entire property revenues which includes hotel transient rental income as well as the total expenses incurred to operate the property. The property is situated in Waikiki, Hawaii. The Company terminated this lease effective April 30, 1998. The Company does not currently own any other real property interest in fee or leasehold.

Overview

     The tourism industry has been, historically, seasonal in nature. The Company generally reflects higher revenues from the fees generated by its properties in the first and third quarters of its operating year, which may cause expected fluctuations in the Company's quarterly revenues and net earnings.

     The majority of the Company's properties under contract are located in

Hawaii.   The tourism economy of the State of Hawaii has been in a downward trend over the past few years. The economic crisis in Asia, upon whom Hawaii depends upon for its tourist market has resulted in a decrease in the eastbound traveler. Although no assurances can be given, management believes that the economy of the mainland United States will continue to improve, and that the economic crisis in Asia will not be a long term problem. Management also believes that the convention center recently completed in Waikiki shall allow the State to capture a portion of the lucrative convention travel market, further increasing the demand for guest rooms.

     Revenues from management related operations grew at a compound annual rate of 40.5% from 1994 through 1998, from $1,118,386 to $4,362,299. Total revenues grew at a compound annual rate of 49.7% from 1994 through 1998, from $1,118,386 to $5,609,619. The growth in revenues attained by the Company over the past four years has been substantial, however management gives no assurances that these increases shall continue in future periods.

     The increase in revenues together with smaller increases in operating expenses resulted in the Company being able to reduce net losses from 1994 through 1996, and record a profit in 1997 and 1998. Net losses decreased from $922,644 for the nine months ended July 31, 1994 to a profit of $58,133 for the fiscal year ended July 31, 1998. Management attributes the improvements in operating income to the growth in revenues coupled with effective cost controls. There can be no assurance that these improvements to operating income will continue in future periods.

Results of Operations

For the Years Ended July 31, 1998 and 1997

Sales

     For the years ended July 31, 1998 and 1997, the Company had total revenues of $5,609,619 and $6,185,798, respectively, representing an decrease of $576,179 or 9%. The decrease in revenues was attributable to a decrease of $644,262 in hotel revenues, offset by an increase of $68,083 in management and other management related income. The decrease in hotel revenues is due to the Company terminating its lease of 167 rooms operated as a hotel in April of 1998. The increase in management related income is due to the expansion and maturing of the Company's client base, and due to the addition of two properties during the fiscal year ended July 31, 1998. The Company was also successful in increasing the revenues of its managed properties which favorably impacts the Company's management fees, which are generally based on the room revenues for the property.

Costs and Expenses

     Operating expenses for management operations were $4,166,531 for the year ended July 31, 1998 as compared to $4,051,676 for the prior year, an increase of $114,854 or 2.8%.

     Operating expenses for hotel operations were $1,314,284 for the nine months of operations during the year ended July 31, 1998 as compared to $1,893,634 for the twelve months of operations ended July 31, 1997.

     The following table summarizes the increases and decreases in operating expenses for the fiscal year 1998 as compared to the prior year by management related operations and hotel related operations:

                                             (In Thousands)
                              Management Operations     Hotel Operations
        Expense                Increase  (Decrease)    Increase(Decrease)
-------------------------     ----------------------   ------------------
Payroll & Benefits                  $    287               ( $    259 )
Rent                                      73               (      174 )
Reservations Expense               (      70 )                      0
Repairs & Maintenance                      5               (      101 )
Taxes                                      1               (        5 )
Advertising                               32                        0
Travel & Entertainment                    38               (        1 )
Professional Fees                  (      22 )             (        4 )
Insurance                          (      10 )             (       33 )
Utilities                                  1               (        8 )
Office Expenses                    (       1 )             (        2 )
Depreciation & Amortization        (     227 )                      0
Other Expenses                             8                        8
                               ---------------------   -------------------
                               $         115               ($     579 )
                               =====================   ===================

     Expenses for hotel operations decreased by $579,350 for the fiscal year ended July 1998 as compared to the prior year due to the Company terminating its lease of 167 rooms located within the Kuhio Village Resort in April of 1998. On an average basis, hotel expenses were $146,000 per month in fiscal 1998 as compared to $157,000 for fiscal 1997, a decrease of 7%.

     Payroll and related costs for management operations increased by $287,000 as a result of the Company increasing its staffing to properly service the two additional properties and also in anticipation of future growth in the Company's client base. Included in 1997 is the elimination of deferred compensation payable of $250,000 and the unamortized balance of the deferred compensation expense of $62,500 resulting from the forfeiture of a stock option granted to an officer of the Company; this resulted in a reduction in payroll and benefits expense of $187,500 in 1997.

     Depreciation and amortization expense decreased by $227,000 for the year ended July 31, 1998, primarily due to the amortization in full of deferred costs and non-competition fees in fiscal July 1997. The non-competition agreements were purchased for $800,000 in November of 1993 and covered a period of three years. Monthly amortization expense of $22,222 was recorded between the months of November 1993 through October 1996. Of the $227,000 decrease for fiscal 1997, $66,700 is attributed to the non-existence of this amortization expense for the fiscal year ended
July 31, 1998.   The deferred costs represents the cost of obtaining
management contracts and was amortized over a five year period which ended in June of 1997. In fiscal 1997, the amortization of the deferred costs were $157,500.

     Interest expense increased by $18,700, from $51,900 to $70,600 for the year ended July 31, 1998 as compared to the prior year. The increase in interest expense is attributed to the Company securing and drawing on an
additional line of credit for $250,000 in November of 1997.   (See Note 5 to
the consolidated financial statements).

Net Income (Loss)

     The Company reported net income of $58,133 and $188,552 for the fiscal years ended July 31, 1998 and 1997, respectively.

     For the fiscal year 1998, the Company incurred a net loss of $67,000 in its hotel operations at the Kuhio Village Resort as opposed to a net loss of $2,100 for the prior year. The Company terminated its hotel operations at the Kuhio Village Resort in April of 1998.

     Net Income from the core business operations of the Company, management and related services, decreased by $65,500 for fiscal 1998 as opposed to the prior year. In fiscal 1997 the Company recorded a reduction of $187,500 to its payroll & benefits expense to record the forfeiture of a stock option by an officer of the Company.


For the Years Ended July 31, 1997 and 1996

Sales

     For the year ended July 31, 1997 and 1996, the Company had total revenues of $6,190,000 and $4,110,000, respectively, representing an increase of $2,080,000 or 51%. The increase in revenues was attributable to a $1,480,000 increase in hotel revenues and a $600,000 increase in management and other management related income. Because the Company acquired the leasehold interest to 167 rooms operated as a hotel in May of 1996, total revenues for the two periods does not provide an accurate comparison for means of measuring performance. For the nine months ended April 30, 1997 and 1996, the Company had unaudited management related revenues of $3,200,000 and $2,800,000, an increase of $400,000 or 14.2%.
The increase in management related income is due to the expansion and maturing of the Company's client base. In 1996, the Company was successful in acquiring and/or starting the rental operations of four properties and therefore, the revenues included for 1997 covers twelve months of operation as opposed to only fractional portions of the year in 1996. The Company was also successful in increasing the revenues of its managed properties which favorably impacts the Company's management fees, which are generally based on the room revenues for the property.

Costs and Expenses

     Operating expenses for management operations were $3,790,000 for the year ended July 31, 1997 as compared to $3,660,000 for the prior year, an increase of $130,000 or 3.6%. The increase in operating expenses were attributable to the costs associated with the 51% increase in revenues for the year. Included in 1997 is the elimination of deferred compensation payable of $250,000 and the unamortized balance of the deferred compensation expense of $62,500 resulting from the forfeiture of a stock option granted to an officer of the Company; this resulted in a reduction in payroll and benefits expense of $187,500 in 1997. Operating expenses for hotel operations were $1,900,000 for the year ended July 31, 1997 as compared to $450,000 for the three months of hotel operations ended July 31, 1996.

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

     Interest expense decreased by $16,000, from $68,000 to $52,000 for the year ended July 31, 1997 as compared to the prior year. The decrease in interest expense is attributed to a lower amount of indebtedness. The Company fully paid off its contract payable in June of 1997 and during the year reduced its indebtedness on the line of credit by $25,000 in February of 1997 (See Note 5 to the consolidated financial statements).

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

Liquidity and Capital Resources

     The Company's primary sources of working capital are cash flows from operations and borrowings. Net cash provided from operations was a deficit of $506,443 in fiscal 1998 and a deficit of $333,957 in fiscal 1997. The Company had unrestricted cash of $245,969 and $268,938 at July 31, 1998 and 1997, respectively.

     At July 31, 1998, the Company's balance sheet reflected $245,969 of cash representing a decrease of $22,969 from July 31, 1997. During the year ended July 31, 1998, cash used in operating activities exceeded cash provided by operating activities by $506,443. Cash used by investing activities was $399,775 and cash provided by financing activities was $883,249.

     In July of 1997, the Company sold 222,100 shares of "unregistered" and "restricted" stock for a gross price of $2.00 per share, or an aggregate of $425,399 (net of commissions and other fees) in a private placement. The shares were subscribed and paid for as of September 18, 1997, and the stock certificate was subsequently issued.

     The Company has a $300,000 line of credit dated October 21, 1994 which is personally guaranteed by four directors of the Company. The Company made draws against the line of credit for $275,000 during the fiscal year ended July 31, 1995. The Company subsequently repaid $25,000 of the line of credit in April 1997, and subsequently drew the remaining $50,000 in December of 1997. The line of credit which was due on November 10, 1998 was subsequently extended to December 20, 1998.

     In November of 1997, the Company received and drew an additional line of credit for $250,000 dated November 14, 1997. The line of credit was initially due on May 17, 1998 and has been extended through December 31, 1998. Management believes, although no assurances can be given, that the line of credit may be further extended if necessary.

     The Company had net working capital of $142,622 as of July 31, 1998 and net working capital of $87,325 as of July 31, 1997.

     As of July 31, 1998, net working capital included liabilities due to affiliates in the amount of $386,263 consisting of $195,464 in notes payable and accrued interest to former stockholders of KRI, Inc. (representing the undistributed cost on the acquisition of the stock of KRI, Inc.), and $190,799 in notes payable and accrued interest to directors and officers who advanced funds to the Company. Also included in net working capital is $26,667 in unamortized deferred revenues related to a signing bonus of $80,000 in cash paid to the Company by one of its vendors in May of 1998 as a result of the Company entering into a three year contract with the vendor. The deferred revenues are being amortized over three years.

     At July 31, 1998, accounts payable increased by $275,616 over the prior fiscal year, to $889,407. The increase in accounts payable is attributable to the Company increasing its client base. During the fiscal year, the Company added three management contracts and terminated a lease on another. The increased advertising and marketing costs to promote the three properties contributed to the increase in accounts payable. The increase in accounts payable is also attributed to the increase in accounts receivable.

     At July 31, 1998, the Company's accounts receivable consisted of $310,297 in sales, marketing, reservations, and other reimbursements, $653,619 of management and other fees, and $110,160 in receivables for
transient room rentals.   Sixty three percent (40%) of the total accounts
receivable was current, twenty seven percent (27%) was 30 to 60 days past due, nine percent (9%) was 60 to 90 days past due, and twenty three percent (23%) was more than 90 days past due.

     At July 31, 1998, the Company had a receivable balance of $844,798 from Hanalei Bay Resort, of which fifteen percent (15%) was current, ten percent (10%) was 30 to 60 days past due, ten percent (10%) was 60 to 90 days past due, and sixty five percent (65%) was more than 90 days past due. HBII is currently negotiating a sale of all or a portion of its ownership interests in the Hanalei Bay Resort to a regional timeshare sales organization. Under the terms of the sale, in addition to the sale proceeds to be received, the current HBII partners shall share in the future cashflows generated by timeshare sales of the units located within the Hanalei Bay Resort, after certain secured and preferential payments are made. Although no assurances can be given, management is confident that the sale shall be consummated and that upon closing, the Company shall receive payment in full of its accounts receivable from Hanalei Bay Resort. HBII currently has backup alternatives should the currently negotiated sale not be consummated. Should the receivable not be collected during fiscal 1999, management shall be forced to seek other financing alternatives. Certain members of the Board of Directors of the Company have a direct or indirect financial interest in HBII (See Item 12).

     In July of 1998, the Company also funded a loan of $435,000 to Hanalei Bay International Investors ("HBII"). The terms of the loan call for interest at the rate of 12% per annum and a percentage of the future cashflows received from timeshare sales by the partners of HBII. The loan is due on or before March 31, 1999. HBII is currently negotiating a sale of all or a portion of its ownership interests in the Hanalei Bay Resort to a regional timeshare sales organization. Under the terms of the sale, the current HBII partners shall share in the future cashflows generated by timeshare sales of the units located within the Hanalei Bay Resort, after certain secured and preferential payments are made. Although no assurances can be given, management is confident that the sale shall be consummated and that upon closing, the Company shall receive payment in full on the note receivable, together with interest. HBII currently has backup alternatives should the currently negotiated sale not be consummated. Should the note not be collected when due, management shall be forced to seek other financing alternatives. Certain members of the Board of Directors of the Company have a direct or indirect financial interest in HBII (See Item 12, Certain Relationships and Related Transactions).

     The funds collected from Hanalei Bay Resort upon the closing of its sale shall be used to reduce the accounts payable balances of the Company and for working capital to fund operations.

     In January of 1998, two officers loaned the Company $50,000 and $60,000, respectively and the Company executed a note which called for interest at the rate of 8.5% and a due date of April 15, 1998. In July of 1998, one of the officers advanced an additional $60,000 to the Company.
The notes were thereafter amended to include interest at the rate of 10% per annum and the due dates were extended to August 15, 1999. The terms of the notes call for monthly payments of $600 and $2,000, respectively.

     In July of 1998, a director of the Company advanced $175,000 and the Company executed a note which called for interest at the rate of 10% per annum and a due date of March 31, 1999. In addition to the return of principal plus interest, warrants on the Company's common stock shall also be issued to the director. (see Item 11, Security Ownership of Certain Beneficial Owners and Management).

     In July of 1998, the Company received loans of $200,000 from four unrelated parties. The terms of the notes call for interest at the rate of 10% per annum and a due date of March 31, 1999. In addition to the return of principal plus interest, warrants on the Company's common stock were also be issued. (see Item 11, Security Ownership of Certain Beneficial Owners and Management).

     The Company has, in the past, met its financial obligations through its line of credit with Hawaii National Bank and through the issuance of notes to the former stockholders of KRI, Inc. The Company plans to further extend the due dates of the notes to the former stockholders of KRI, Inc., officers and directors if necessary. Although no assurances may be given, management believes that it has built up its revenue base to a level which will sustain a net operating profit, allowing the Company to meet its current obligations. Management further believes that the Company shall have sufficient cash flow for its business operations for the next year.

     The Company filed a registration statement on Form SB-2 for the issuance of 1,600,000 shares of its common stock. The registration statement became effective on March 11, 1998. The public offering has not materialized as planned and management is considering the withdrawal of the registration statement in the near future. Management is, instead negotiating a private placement for cumulative preferred stock and although no assurances may be given, management is confident that the private placement shall be successful.

     The proceeds from the private placement shall be used to retire the outstanding lines of credit of the Company and to fund future expansion and growth for the Company.

     Management believes, although no assurances can be given, that the combination of the net proceeds of the private placement, net of repayment of borrowing, net cashflow generated from operations, the collection of the receivable balance from HBII, and the future availability of credit facilities will be sufficient to fund the operations of the Company and its future anticipated growth.

     The Company has no present plans involving the sale or purchase of any properties, assets or business.


Plan of Operation

     The Company is one of the leading regional hotel and resort management companies within the State of Hawaii. At July 31, 1998, the Company had 30 management or sales, reservations and marketing contracts covering 3,400 rooms.

     The properties represented by the Company appeals to a wide variety of the public market as the Company manages a wide spectrum of property types from the luxury condominium resorts with room rates exceeding $1,000 per nite to the small budget inns with a rates under $40. The Company believes that the availability of differing products provides appeal to all levels of business or leisure traveler.

     The Company has experienced significant growth since its commencement of operations in November of 1993. From November of 1993 through July of 1998, the number of contracts has more than doubled, from 13 to 30 and the number of rooms managed also increased substantially during this period, from 1,684 to 3,400.

     Although no assurances can be given, the Company plans to expand its portfolio of management contracts both within the State of Hawaii and outside of Hawaii in areas such as Saipan, Guam and other Pacific Basin destinations. In addition to Hawaii, management believes that there are many opportunities to expand its client base in the emerging markets of the Pacific Basin. In addition to signing on independent hotels and resorts, the Company may achieve its desired goals through joint venture investments, leases and/or acquisitions of management contracts and/or companies. Currently, the Company is engaged in various stages of discussions for management of several properties located both within Hawaii and the Pacific Basin area.

     On August 1, 1997, the Company was successful in entering the foreign market of the Pacific Basin when it signed a management agreement with the Aquarius Beach Tower, a 68 unit luxury condominium resort located in Saipan. Although no assurance can be given, it is management's belief that it will be able to continue its expansion into the Pacific Basin.

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

     On July 31, 1995, the Company invested $100,000 into a reorganization plan instituted by HBII. Under terms of the HBII reorganization plan, the eighty seven units owned by HBII will be sold under a timeshare plan and investors in the timeshare plan may receive up to four times their investment over the life of the timeshare plan. As of July 31, 1998, the Company has received a total of $164,376 from this investment. Of the funds received, $41,094 represents a return of the initial investment and $123,282 represents a gain to the Company. HBII is currently negotiating a sale of all or a portion of its ownership interests in the Hanalei Bay Resort to a regional timeshare sales organization. Although no assurances can be given, management is confident that the sale shall be consummated and that the Company shall receive payment in full on its investment. Certain members of the Board of Directors of the Company have a direct or indirect financial interest in HBII (See Item 12).

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

     It is management's belief that the contract with HRCC are on terms which are no less favorable than those which could be negotiated with companies not affiliated with The Company, however, in May of 1997, the Company renegotiated its contract with HRCC with regard to the fees charged. Under the renegotiated agreement, the fees paid to HRCC is based upon the monthly room revenues of the properties managed by the Company, subject to a minimum monthly fee. Management believes, although no assurances can be given, that the Company shall enjoy lower reservations costs under the new agreement.

The Tourism Industry

     The majority of the Company's properties under contract are located in Hawaii. According to "Travel and Tourism and Hawaii's Economy - Impact and Perspective Millennium Vision 1997" published by the World Travel and Tourism Council, tourism is Hawaii's largest industry, providing 24% of the Gross State Product. It is estimated that in 1997, tourism accounted for approximately 31% of the State's total work force. During the last ten years, the average statewide occupancy has ranged from the low seventies to the low eighties. Management believes that the economy of the mainland United States will continue to improve, and that the recent economic crisis in Asia will not be a long term problem, and therefore the tourism industry as a whole will experience future growth in earnings. Management also believes that the convention center recently completed in Waikiki shall allow the State to capture a portion of the lucrative convention travel market, further increasing the demand for guest rooms.

Growth Strategy

     The Company believes that the improving tourism industry together with the current economic environment will provide excellent opportunities for future growth. Under the current sluggish economy of the Hawaii hotel industry, the Company would be able to provide more benefits to the owners of properties which are underperforming in the form of economies of scales in advertising, reservations, sales and marketing which should translate to higher revenues for the property. Since the Company allocates the cost of each expenditure to all of the managed properties, property owners would enjoy a substantial increase in the exposure to the general public, travel agents and wholesalers. The operational expertise provided by the Company would also assist the property owner in reducing operating expenses through staffing and central purchasing. Other contributing factors to the future growth of the Company over the next few years are:

     Existing Contracts. The Company has been successful in improving the performance for its properties over the past three years. Further improvements in revenues and net operating profits for the Company's current portfolio of properties will result in higher management fees for the Company. The additional fees from the Company's current portfolio of properties would generally not entail additional incremental expenses to the Company. Instead, an expansion of the Company's management contract portfolio would provide better savings to the existing properties which in certain contracts would translate into higher management incentive fees.

     Additional Contracts. Although no assurance can be given, management believes that it will be successful in attaining additional management contracts in the future. Opportunities for additional contracts may arise from a myriad of factors which include sales of properties, foreclosures, underperformance and dissatisfaction with current management. Management has a proven track record over the past three years of improving the performance of the properties it manages. Management is constantly looking for properties in need of the Company's services.

     Emerging Markets. The Company currently has the majority of its contracts located within the State of Hawaii. Management believes that there are emerging markets in which the services provided by the Company will be needed. These areas include Guam, Saipan and other Pacific Basin regions. Although no assurance can be given, management is confident that it will be able to obtain management contracts for properties located within this region and will be successful in enhancing the profitability of these properties through the services it provides.

     Acquisitions. The Company may also seek opportunities to acquire other hotel management contracts and/or companies that would result in further synergies for the Company and its managed properties.

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

     Based on recent assessments, the Company determined that it will be required to modify or replace certain portions of hardware and software so that those systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with modifications and replacement of existing hardware and software, the Year 2000 Issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

     The Company's plan to resolve the Year 2000 Issue involves four phases; assessment, remediation, testing and implementation. To date the Company has fully completed its assessment of all material systems that could be affected by the Year 2000 Issue. The completed assessment indicated that some of the Company's significant information technology systems could be affected. That assessment concluded that the affected systems include a number of the Company's personal computers and the Company's telephone system. If not resolved on a timely basis, these systems could hamper the Company's ability to provide adequate and timely customer services from which the Company derives a significant portion of its revenues.

     For its information technology and operating equipment exposures, to date the Company is approximately 25% complete on the remediation phase for all material systems and expects to complete software reprogramming and/or replacement no later than January 31, 1999. After completing the reprogramming and/or replacement of software, the Company's plans call for testing and implementing it's information technology systems. To date, the Company has completed 10% of its testing. The Company has not yet implemented its implementation phase. Completion of the testing phase is expected by December 31, 1998, with all remediated systems fully implemented by March 31, 1999.

     With respect to third parties, for systems that interface directly with significant vendors, the Company is 50% complete with its remediation efforts. Testing of all material systems is expected no later than March 31, 1999. Implementation has not yet taken place but is expected to be completed by June 30, 1999. The Company has queried its important suppliers and vendors that do not involve system interface. To date, the Company is not aware of any problems that would materially impact the results of operations, liquidity, or capital resources. The Company has no means of ensuring that these parties will be Year 2000 ready. The inability of those parties to complete their Year 2000 resolution process could materially impact the Company. The affects for non-compliance by third parties where no system interface exists is not determinable.

     The Company will utilize both internal and external resources to reprogram, or replace, test, and implement the software and operating equipment for Year 2000 modifications. The total cost of the Year 2000 project is estimated at $50,000 and will be funded through operating cash flows. To date, the Company has incurred approximately $1,000 in expenses related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $49,000 is attributable to the purchase of new software and operating equipment, which will be capitalized or financed through an operating lease.

     The Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, and other factors. Estimates on the status of completion and expected completion dates are based on man-hours incurred to date compared to total expected man-hours. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer costs, and similar uncertainties.

Item 7.  Financial Statements

                                  PART F/S


Financial Statements                                               Page No.

July 31, 1998 and July 31, 1997

   Report of Independent Accountants -
     PricewaterhouseCoopers, L.L.P                                    28


   Consolidated Balance Sheets -
     July 31, 1998 and 1997                                           29


   Consolidated Statements of Operations
     for the years ended July 31, 1998 and 1997                       30


   Consolidated Statements of Stockholder's Equity
     for the years ended July 31, 1998 and 1997                       31


   Consolidated Statements of Cash Flows
     for the years ended July 31, 1998 and 1997                       32


   Notes to the Consolidated Financial Statements                     34

                      REPORT OF INDEPENDENT ACCOUNTANTS


October 29, 1998


The Board of Directors and Stockholders
The Castle Group, Inc.


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of The Castle Group, Inc. and its subsidiary (the "Company") at July 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles. These consolidated financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these
consolidated financial statements based on our audits.   We conducted our
audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of
material misstatement.   An  audit  includes examining, on a test basis,
evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.
We believe that our audits provide a reasonable basis for our opinion expressed above.



/s/ PRICEWATERHOUSECOOPERS LLP

THE CASTLE GROUP, INC. AND SUBSIDIARY
Consolidated balance sheets - July 31, 1998 and 1997
                                                      1998            1997
                                   Assets
Current Assets:
 Cash                                             $   245,969  $   268,938
 Accounts receivable, less allowance for doubtful
   accounts of $60,658 and $25,405 in 1998 and
   1997, respectively                               1,013,418      820,368
 Due from related parties (Note 2)                    844,798      197,730
 Notes Receivable, current (Note 3)                   530,600         --
 Prepaid expenses                                      22,074       89,779
 Restricted cash                                       19,941       19,941
                                                  ------------ ------------
     Total current assets                           2,676,800    1,396,756
Furniture, Fixtures and Equipment, Net                 61,136       82,571
Other Assets:
 Notes receivable, noncurrent (Note 3)                154,400         --
 Deposits                                              25,647       63,021
 Investment in HBII Timeshare Program                  58,906       61,240
 Organization Costs                                     2,585       12,928
                                                  ------------ ------------
     Total other assets                               241,538      137,189
                                                  ------------ ------------
Total Assets                                      $ 2,979,474  $ 1,616,516
                                                  ============ ============
                    Liabilities And Stockholders' Equity
Current Liabilities:
 Accounts payable                                 $   889,407      613,791
 Vacation payable                                     108,855      109,233
 Wages payable                                         76,485       84,567
 Taxes payable                                         26,359       36,143
 Due to related parties, current                      374,500       18,000
 Notes Payable, current (Note 5)                      750,000      250,000
 Deferred income (Note 1)                              26,667       76,230
 Other accrued liabilities                            281,905      121,467
                                                  ------------ ------------
     Total current liabilities                      2,534,178    1,309,431
Due to Related Parties, non-current                   152,500      166,400
Deferred Income (Note 1)                               53,333         --
Commitments and Contingencies (Note 4)
Stockholders' Equity:
 Common stock, $.02 par value, 20,000,000
  shares authorized, 5,311,130 and 5,089,030
  shares issued and outstanding in 1998 and 1997      106,223      101,781
 Common stock subscribed and unissued,
  222,100 shares                                         --        384,750
 Capital in excess of par                           2,539,175    2,118,222
 Accumulated deficit                              ( 2,405,935) ( 2,464,068)
                                                  ------------ ------------
Total stockholders' equity                            239,463      140,685
                                                  ------------ ------------
Total Liabilities and  Stockholders' Equity       $ 2,979,474  $ 1,616,516
                                                  ============ ============
The accompanying notes are an integral part of the consolidated financial statements.

THE CASTLE GROUP, INC. AND SUBSIDIARY
Consolidated statements of operations
For the years ended July 31, 1998 and 1997


                                                       1998        1997

Revenues:
 Hotel revenues and management fees  (includes
   $169,896 in 1998 and $167,053  in 1997
   of Hawaii general excise taxes)                $ 5,056,622  $ 5,219,506
 Other income                                         552,997      966,292
                                                  ------------ ------------
     Total revenues                                 5,609,619    6,185,798
                                                  ------------ ------------
Expenses:
 Payroll and benefits                               2,429,167    2,401,567
 Rent                                               1,053,855    1,155,212
 Reservations services                                849,634      919,857
 Repairs and maintenance                              262,448      358,655
 Taxes                                                212,226      215,470
 Advertising                                          134,436      102,351
 Travel and entertainment                             117,249       80,881
 Professional fees                                    104,756      131,271
 Insurance                                             59,505      101,984
 Utilities                                             52,604       60,257
 Office expense                                        47,684       50,197
 Depreciation and amortization                         36,257      263,322
 Other                                                120,992      104,288
                                                  ------------ ------------
     Total expenses                                 5,480,813    5,945,312
                                                  ------------ ------------
     Income from operations                           128,806      240,486

Other Expenses:
 Interest expense                                      70,673       51,934
                                                  ------------ ------------

Net Income                                        $    58,133  $   188,552
                                                  ============ ============
Per Share Data
 Basic earnings                                   $       .01  $       .04
                                                  ============ ============

 Diluted earnings                                 $       .01  $       .04
                                                  ============ ============




The accompanying notes are an integral part of the consolidated financial statements.

THE CASTLE GROUP, INC. AND SUBSIDIARY
Consolidated statements of stockholders' equity
For the years ended July 31, 1998 and 1997



                                                             Common
                                                             Stock      Capital in
                                      Common Stock         Subscribed   Excess of      Accumulated
                                 Shares          Amount    & Unissued   Par Value        Deficit           Total

Balances, August 1, 1996     5,089,030        $  101,781   $     --     $ 2,118,222    $(2,652,620)   $(   432,617)

Stock subscriptions sold       222,100              --        425,399          --             --           425,399

Subscription Receivable           --                --      (  40,649)         --             --       (    40,649)

Net income  for the year
 ended July 31, 1997              --                --           --            --          188,552         188,552
                            -----------       -----------  ------------  ------------  ------------   -------------
Balance, July 31,1997        5,311,130           101,781      384,750     2,118,222     (2,464,068)        140,685

Stock subscriptions
  redeemed                  (  222,100)             --      ( 384,750)         --             --       (   384,750)

Issuance of common stock       222,100             4,442         --         420,953           --           425,395

Net income for the year
 ended July  31, 1998             --                --           --            --           58,133          58,133
                            -----------       -----------  ------------  ------------  ------------   -------------

Balance, July 31, 1998       5,311,130        $  106,223   $     --      $2,539,175    $(2,405,935)        239,463
                            ===========       ===========  ============  ============  ============   =============

















The accompanying notes are an integral part of the consolidated financial statements.

THE CASTLE GROUP, INC. AND SUBSIDIARY
Consolidated statements of cash flows
For the years ended July 31, 1998 and 1997

                                                       1998         1997
Cash Flows From Operating Activities:
 Net income                                        $    58,133  $  188,552
 Adjustments to reconcile net income to net cash
   used in operating activities -
    Depreciation and amortization                       36,257     263,322
    Amortization of deferred compensation expense         --       112,500
 Changes in assets and liabilities -
  Decrease in restricted cash                             --         6,595
  Increase in accounts receivable                   (  193,050)  (  82,639)
  Decrease (increase) in due from related parties   (  647,068)    173,987
  Decrease (increase) in prepaid expenses               67,705   (  33,142)
  Increase in Note Receivable                       (  250,000)       --
 (Decrease) increase in deferred income                  3,770   ( 101,640)
  Decrease in contract payable                            --     ( 159,432)
 (Decrease) increase in accounts payable               275,616   ( 448,726)
  Decrease in wages payable                         (    8,082)  (   9,702)
  Decrease in vacation payable                      (      378)  (   1,950)
  Decrease in deferred compensation payable               --     ( 250,000)
 (Decrease) increase in taxes payable               (    9,784)      2,532
  Increase in accrued liabilities                      160,438       5,786
                                                   ------------ -----------
Net cash used in operating activities               (  506,443)  ( 333,957)
                                                   ------------ -----------
Cash Flows From Investing Activities:
 Loan to Hanalei Bay International Investors        (  435,000)       --
 Purchase of furniture, fixtures & equipment        (    4,483)  (  16,516)
 Decrease in investment in HBII Time Share Program       2,334      38,760
 Receipt (Payment) of deposits                          37,374   (      50)
                                                   ------------ -----------
Net cash provided by (used in) investing activities (  399,775)     22,194
                                                   ------------ -----------
Cash Flows From Financing Activities
 Repayment to related parties                       (    2,400)       --
 Proceeds from related parties                         345,000        --
 Proceeds from stock subscription                       40,649     384,750
 Repayment of notes payable                         (  250,000)  ( 275,000)
 Proceeds from notes payable                           750,000     250,000
                                                   ------------ -----------
Net cash provided by financing activities              883,249     359,750
                                                   ------------ -----------
Net Increase (Decrease) In Cash                     (   22,969)     47,987
Cash At Beginning Of Year                              268,938     220,951
                                                   ------------ -----------
Cash At End Of Year                                $   245,969  $  268,938
                                                   ============ ===========

The accompanying notes are an integral part of the consolidated financial statements.

THE CASTLE GROUP, INC. AND SUBSIDIARY
Consolidated statements of cash flows (continued)
For the years ended July 31, 1998 and 1997



                                                        1998         1997

Supplemental disclosure of cash flow information
  Cash paid during the year for interest           $    66,766  $    43,434
                                                   ===========  ===========


Supplemental schedule of noncash investing and financing activities:

   Issuance of common stock, 222,100 shares for
     subscriptions redeemed                        $     4,442  $      --
   Additional paid in capital on subscriptions
     redeemed                                          420,953         --
   Stock subscription receivable                          --         40,649
































The accompanying notes are an integral part of the consolidated financial statements.

THE CASTLE GROUP, INC. AND SUBSIDIARY
Notes to the consolidated financial statements
July 31, 1998 and 1997



1.   Summary of Significant Accounting Policies

Organization
The Castle Group, Inc. was incorporated under the laws of the State of Utah on August 21, 1981. The Castle Group, Inc. operates in the hotel and resort management industry in the State of Hawaii and the Commonwealth of Saipan under the trade names "Hawaiian Pacific Resorts" and "Castle Resorts & Hotels."

New Accounting Pronouncements
Effective August 1, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which established standards for reporting comprehensive income. The adoption of this statement had no impact of the Company's consolidated financial statements since the Company had no items of other comprehensive income during the year ended July 31, 1998.

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting operating segments and requires certain other disclosures about products and services, geographic areas and major customers. This statement is effective for fiscal years beginning after December 15, 1997. The adoption of this standard is not expected to have a material effect on the Company's consolidated financial statements.

In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which standardized the disclosure requirements for pensions and other post-retirement benefits. This statement is effective for fiscal years beginning after December 15, 1997. As the Company does not have a pension plan or other post retirement plan, the adoption of this statement is not expected to have material effect on the Company's consolidated financial statements.

In June, 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires the recognition of all derivative instruments as either assets or liabilities in the statement of financial position and measurement of those derivative instruments at fair value. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. As the Company does not invest in derivative instruments or participate in hedging activities, the adoption of this standard is not expected to have a material effect on the Company's consolidated financial statements.

THE CASTLE GROUP, INC. AND SUBSIDIARY
Notes to the consolidated financial statements
July 31, 1998 and 1997


Principles Of Consolidation
The consolidated financial statements include The Castle Group, Inc., its wholly-owned subsidiary, KRI, Inc. and KRI, Inc.'s wholly-owned subsidiary, HPR Advertising, Inc. All significant intercompany transactions have been eliminated in the consolidated financial statements.

Per Share Data
Effective August 1, 1997, The Castle Group, Inc. and Subsidiary (the "Company") adopted SFAS No. 128, "Earnings per Share," which specifies the computation, presentation and disclosure requirements for earnings per share. Prior period earnings per share data has been expanded to comply with the provisions of SFAS No. 128. There was no change in earnings per share as previously reported.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share:

                                                                1998
                                             --------------------------------------------
                                                  Income       Shares         Per Share
                                               (Numerator)  (Denominator)       Amount
Basic:

 Net Income                                   $    58,133    5,274,113       $     .01
 Effect on dilutive securities-
  Stock subscriptions, options and warrants          --         12,500              --
                                              ------------  ------------     ------------
Diluted:

  Net income and assumed conversions          $    58,133    5,286,613       $     .01
                                              ============  ============     ============

                                                                 1997
                                             --------------------------------------------
                                                   Income       Shares         Per Share
                                                (Numerator)  (Denominator)       Amount

Basic:

 Net Income                                   $   188,552   5,089,030        $     .04
 Effect on dilutive securities-
  Stock subscriptions, options and warrants          --          --                 --
                                             ------------  ------------      ------------
Diluted:

 Net income and assumed conversions           $   188,552     5,089,030      $     .04
                                             ============  ============      ============

THE CASTLE GROUP, INC. AND SUBSIDIARY
Notes to the consolidated financial statements
July 31, 1998 and 1997



In 1997, the common stock subscriptions (222,100 shares), common stock options (50,000 shares), and common stock warrants (25,000 shares) were not considered common stock equivalents since they were anti-dilutive.

Reclassifications
Certain reclassifications were made to the 1997 consolidated financial statements to conform to the 1998 presentation. Such reclassifications did not have an effect on net income as previously reported.

Income Taxes
The Company records deferred tax assets and liabilities for expected future tax consequences of events that have been recognized in a Company's financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Cash And Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Furniture, Fixtures And Equipment
Furniture, fixtures and equipment are recorded at cost. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in income for the period.

The costs of maintenance and repairs are charged to income as incurred. Renewals and betterments are capitalized and depreciated over their estimated useful lives.

At July 31, 1998 and 1997 , furniture, fixtures and equipment consisted of the following:

                                          1998         1997
                                     ------------  -----------
    Office equipment                 $   210,013   $  205,529
    Less accumulated depreciation      ( 148,877)    (122,958)
                                     ------------  -----------

                                     $    61,136   $   82,571
                                     ============  ===========

THE CASTLE GROUP, INC. AND SUBSIDIARY
Notes to the consolidated financial statements
July 31, 1998 and 1997



Depreciation is computed using the declining balance and straight-line methods over the estimated useful life of the assets (5 to 7 years). For the years ended 1998 and 1997, depreciation expense was $25,918 and $26,881, respectively.

Organization Costs
Organization costs are being amortized on a straight-line basis over 5 years. At July 31, 1998 and 1997, the balances of those organization costs were as follows:

                                          1998              1997
                                     ------------     ------------
     Organization costs              $    51,714      $    51,714
     Less accumulated amortization    (   49,129)      (   38,786)
                                     ------------     ------------
                                     $     2,585      $    12,928
                                     ============     ============

Income Recognition
The Company recognizes income from the management of resort properties according to terms of its various management contracts.

Deferred Income
During the year ended July 31, 1998, the Company received a signing bonus of $80,000 as a result of a contract entered into with a vendor to provide services over a three-year period. Income is recognized on the straight line method over the term of the contract.

Concentrations of Credit Risks
The Company maintains its cash with several financial institutions in Hawaii. Balances maintained with certain of these institutions are in excess of federally insured limits.

Concentration In Market Area
The Company manages hotels primarily in Hawaii and is dependent on the state's visitor industry. During the year ended July 31, 1998, the Company expanded its operation to Saipan. The Company is also contemplating expansion into other areas of the Pacific Basin.

Restricted Cash
Restricted cash consists of cash held in client trust accounts and cash pledged as collateral for an equipment lease.

THE CASTLE GROUP, INC. AND SUBSIDIARY
Notes to the consolidated financial statements
July 31, 1998 and 1997



Management Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value Of Financial Instruments
The carrying value of long-term debt approximate the fair value because of the short maturity of those instruments. The fair value of the investment in Hanalei Bay International Investors ("HBII") Time Share Program is estimated to be $236,000 at July 31, 1998 based on future cash flow projections.


2.   Related Party Transactions

Hanalei Bay International Investors
The Company has a hotel management agreement with HBII to manage the Hanalei Bay Resort (HBR). The managing general partner of HBII is also the chairman and chief executive officer of the Company. Under the agreement, the Company is to receive management and incentive fees based on a percentage of gross total revenue and net income respectively. The Company also receives reservation and marketing fees based on a percentage of room revenue.
During the year ended July 31, 1998, and 1997, total fee income from HBR amounted to $712,451 and $774,372, respectively. At July 31, 1998 and 1997, the Company's receivable from HBR amounted to $844,798 and $197,730, respectively.

On July 31, 1995, the Company invested $100,000 in HBII Time Share Program of the Hanalei Bay Resort. The Company receives moneys based on a percentage of timesharing sales. The Company records proceeds from the investment on the installment method, whereby a portion of the proceeds represents a return of initial investment and a portion represents gains. During 1998 the Company received $9,300 from this investment of which $2,300 represents a return of the initial investment and $7,000 represents a gain recognized by the Company. During 1997, the Company received $155,000 from this investment of which $38,800 represents a return of initial investment and $116,200 represents gain recognized by the Company. At July 31, 1998 and 1997, the investment was $58,906 and $61,240, respectively.

THE CASTLE GROUP, INC. AND SUBSIDIARY
Notes to the consolidated financial statements
July 31, 1998 and 1997



During the year ended July 31, 1998, the Company entered into a $435,000 note receivable with HBII. This loan was made to HBII to fund the operations of HBR. Interest on this note receivable is due on a monthly basis with interest accruing at 12% per annum. The principal and any unpaid interest on this note is due on March 31, 1999.

Reservations Services
Reservations services are provided by Hawaii Reservation Center Corporation, wholly owned by a stockholder/director who has a 2% interest in the Company. Reservations services expense in 1998 and 1997 was $849,634 and $919,857, respectively. The Company had a payable balance to Hawaii Reservation Center Corporation of $140,868 and $50,346 as of July 31, 1998 and 1997, respectively.

Due to Related Parties
The Company had the following related party loan balances as of July 31, 1998 and 1997:

                                                  1998              1997

6% loans from stockholders, $18,000 was due
  on January 31, 1997 and $166,400 was
  extended to August 1, 1998                  $ 184,400         $ 184,400

10% loans from Director, due March 31, 1999     175,000              --

10% loans from Officers, due August 15, 1999    167,600              --
                                              ----------        ----------
                                                527,000           184,400
Less current portion                            374,500            18,000
                                              ----------        ----------

Long-term portion due in fiscal year 2000     $ 152,500         $ 166,400
                                              ==========        ==========

In June 1998, the Company issued warrants to acquire up to 87,500 shares of common stock for $2.00 per share, exercisable through June 2003 in exchange for the $175,000 loan made by a Director. No warrants were exercised during 1998.

THE CASTLE GROUP, INC. AND SUBSIDIARY
Notes to the consolidated financial statements
July 31, 1998 and 1997


3.   Notes Receivable

     The Company had notes receivable balances as of July 31, 1998 as follows:

     Notes receivable from third party in monthly
       installments of $10,000 beginning September 15,
       1998, including interest at 10.00% per annum.
       Balance of principal and interest is due
       September 1, 2000.  Real estate is pledged
       as collateral                                            $ 250,000
     Notes receivable from related parties (see Note 2)           435,000
                                                                ----------
                                                                  685,000
     Less current portion                                         530,600
                                                                ----------

     Notes receivable, noncurrent                               $ 154,400
                                                                ==========

4.   Commitments and Contingencies

Leases
The Company leases office space, vehicles and equipment expiring at various dates through 1999. The office leases may be renewed for an additional five years.

At July 31, 1998, the future minimum rental commitment under these leases was as follows:

          Schedule of minimum lease payments:

                       1999                           $    304,000
                       2000                                180,000
                       2001                                186,000
                       2002                                191,000
                       2003                                165,000
                       Thereafter                           95,000
                                                      -------------
                                                      $  1,121,000
                                                      =============

Rent expense under these leases amounted to $922,000 and $1,076,000 for the years ended July 31, 1998 and 1997, respectively.

THE CASTLE GROUP, INC. AND SUBSIDIARY
Notes to the consolidated financial statements
July 31, 1998 and 1997



Management Contracts
The Company manages several hotels and resorts under management agreements expiring at various dates through February 2003. Several of these management agreements contain automatic extensions for periods of 1 to 10 years. Management fees received are based on the revenues and net available cash flows of the hotels' operations as defined in the management agreements.

In addition, the Company has sales, marketing and reservations agreements with other hotels and resorts expiring at various dates through December 1998. Several of these agreements contain automatic extensions for periods of one month to three years. Fees received are based on revenues, net available cash flows or commissions as defined in the agreements.


5.  Notes Payable

At July 31, 1998 and 1997, notes payable consisted of the following:

                                                       1998         1997
$300,000 line of credit from a bank with
 drawings due on November 10, 1998, with
 interest (10.50% at July 31, 1998) at 2.00%
 above the bank's base rate.  The Company's
 accounts receivable are pledged as collateral
 and the Chief Executive Officer and several of
 the Company's directors are guarantors.  On
 October 27, 1998, the line of credit
 was extended to December 20, 1998.                  $  300,000  $  250,000

$250,000 line of credit from a bank with drawings
 due on September 30, 1998, with interest at
 10.00% per annum. The Company's furniture and
 equipment are pledged as collateral and the
 Company's Chief Executive Officer is a guarantor
 on the line of credit.  On October 27, 1998, the
 line of credit was extended to December 31, 1998.      250,000        --

Note payable to various individuals with interest
 accruing at 10% per annum.  Principal and any
 unpaid interest due on March 31, 1999.  In
 connection with the notes, certain common stock
 warrants were issued (see Note 7).                     200,000        --
                                                     ----------  ----------
Notes Payable, current                               $  750,000  $  250,000
                                                     ==========  ==========

THE CASTLE GROUP, INC. AND SUBSIDIARY
Notes to the consolidated financial statements
July 31, 1998 and 1997



6.  Employee Benefits

The Company has a 401(k) Profit Sharing Plan available for its employees. Under the terms of the Plan, the Company may match 50% of the compensation reduction of the participants in the Plan up to 1% of compensation. Any employee with one year service and 1,000 credit hours of service, who is at least twenty-one years old is eligible to participate. For the years ended July 31, 1998 and 1997, no contributions were made by the Company.

The Subsidiary has a Flexible Benefits Plan. The participants in this plan are allowed to make pre-tax premium elections which are intended to be excluded from income as provided by Section 125 of the Internal Revenue Code of 1986. To be eligible, an employee must have been employed for 90 days. The benefits include group medical insurance, vision care insurance, disability insurance, cancer insurance, group dental coverage, group term life insurance and accident insurance. On October 1, 1995, the Plan was amended to include all employees of the Company effective January 1, 1997.

7. Capital Stock

Common Stock Warrants
In June 1998, the Company issued warrants to acquire up to 187,500 shares of common stock for $2.00 per share, exercisable through June 2003 in exchange for certain loans made to the Company. No warrants were exercised during 1998.

In May 1994, the Company issued warrants to acquire up to 25,000 shares of common stock for $1.25 per share, exercisable through May 1999 in exchange for consulting services rendered. No warrants have been exercised for 1998 and 1997.

Common Stock Options
In November 1993, as an inducement to enter into an employment contract with the Company, the Company issued options to an officer of the Company to obtain 125,000 shares of common stock for one dollar, exercisable by December 2, 1998. The transaction was recorded as deferred compensation expense and deferred compensation payable of $250,000, representing the fair value of the common stock option at the date of grant. In 1995, the option period was amended to be only exercisable after August 1, 1996 but before December 2, 1998. No options have been exercised for 1996 and in 1997, the options were forfeited by the officer. The deferred compensation payable of $250,000 and the unamortized balance of the deferred

THE CASTLE GROUP, INC. AND SUBSIDIARY
Notes to the consolidated financial statements
July 31, 1998 and 1997



compensation expense of $62,500 were eliminated which reduced payroll and benefits expense by $187,500 in 1997. No stock options were issued during the year ended July 31,1998.

In May 1997, the Company, as part of a renegotiation of its reservation services agreement, granted an option to purchase 50,000 shares of the Company's common stock at a price of $2 per share to Hawaii Reservation Center Corporation which is wholly owned by a stockholder/director of the Company. The option may be exercised between May 1997 and 2000 and had not been exercised as of July 31, 1998 and 1997.

Stock Subscriptions Redeemed
In July 1997, 222,100 common shares were subscribed at $2 per share. As of July 31, 1997, the Company received $384,750, net of stock issuance expenses of $18,806, with a receivable balance of $40,649 at July 31, 1997. The subscription receivable was collected in September 1997, at which time, the shares were issued to the subscriber.


8.  Income Taxes

Significant components of the Company's deferred tax assets and liabilities as of July 31, 1998 and 1997 are as follows:

                                            1998             1997
Deferred tax assets-
 Net operating loss                        673,000          738,000
 Deferred income                            32,000           31,000
 Noncompetition agreement                  219,000          240,000
 Vacation pay                        $       7,000    $       7,000
                                     --------------   --------------
                                           931,000        1,016,000
Deferred tax liability-
 Furniture, fixtures and equipment   (       8,000)   (       8,000)
                                     --------------   --------------
Net deferred tax asset                     923,000        1,008,000
Valuation allowance                  (     923,000)   (   1,008,000)
                                     --------------   --------------

                                     $        --      $       --
                                     ==============   ==============

In 1998 net operating losses of $89,000 were utilized to offset current year taxable income.

THE CASTLE GROUP, INC. AND SUBSIDIARY
Notes to the consolidated financial statements
July 31, 1998 and 1997



The net change during 1998 and 1997 in the total valuation allowance was a decrease of $85,000 and $128,000, respectively.

The Company has a net operating loss carryforward for income tax purposes of $1,682,000 at July 31, 1998 which expires at various dates through fiscal year 2011.


9.  Litigation

There are various claims and lawsuits pending against the Company involving complaints which are normal and reasonable foreseeable in light of the nature of the Company's business. The ultimate liability of the Company, if any, cannot be determined at this time. Based upon consultation with counsel, management does not expect that the aggregate liability, if any, resulting from these proceedings would have a material effect on the Company's consolidated financial position, results of operations or liquidity.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     The Company did not change nor have any disagreements with its principal accountant during the fiscal year ended July 31, 1998.


                                  Part III

Item 9.        Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act.

     The following table sets forth certain information concerning the directors and executive officers of the Company as of July 31, 1998. Except as otherwise stated below, the directors will serve until the next annual meeting of stockholders or until their successors are elected or appointed, and the executive officers will serve until their successors are appointed by the Board of Directors.

     Name                   Age                Position
-----------------------     ----    ---------------------------------------
Rick Wall                    54     Chief Executive Officer, Director and
                                    Chairman of the Board
John G. Tedcastle            65     Vice Chairman of the Board and Director
Kelvin M. Bloom              39     Chief Operating Officer, Senior Vice
                                    President and  Director
Kimo M. Keawe                49     Director
Hideo Nomura                 48     Director
Charles E. McGee             62     Director
Ryoji Takahashi              58     Director
Motoko Takahashi             54     Secretary and Director
Michael S. Nitta             39     Chief Financial Officer and Vice
                                    President, Finance
Shari W. Chang               48     Sr. Vice President, Sales & Marketing
Judhvir Parmar               54     Director
Steve Townsend               44     Sr. Vice President, Operations
Stanley Mukai                54     Director
Edward Calvo Sr.             54     Director
Noboru Sekiguchi             61     Director

     Rick Wall. Mr. Wall was appointed the Company's chief executive officer and chairman of the board upon consummation of the Castle Plan. Mr. Wall was instrumental in the formation of Castle Group Hawaii, the negotiation and consummation of the Castle Plan and the acquisition of KRI. He was the president, director and founder of Castle Group Hawaii. During the past ten years, Mr. Wall has been the managing director of HBII, which owns 62% of the Hanalei Bay Resort. Mr. Wall has been elected to the board of directors of the Hawaii Visitors & Convention Bureau and resides in Honolulu, Hawaii.

     Charles E. McGee. Mr. McGee was appointed as director of the Company in November, 1993. Mr. McGee has 36 years of diversified experience in marketing, management and computer technology. From 1975 until 1992, he was employed by First Insurance Company of Hawaii, Ltd., most recently as senior vice president, overseeing the marketing, information systems, administration and service departments. Mr. McGee had previously been president of two independent data processing services companies. In addition, he has held various senior management positions with IBM Corporation, including division manager of the Pacific region. As discussed in the caption "Plan of Operation for 1999", Item 6, Part II, Mr. McGee currently operates and controls Hawaii Reservations Center Corporation, a company which provides reservations for hotels and resorts. Mr. McGee has been a resident of Hawaii for over thirty years. Mr. McGee is a graduate of LaSalle University, and has studied at Massachusetts Institute of Technology.

     Kimo M. Keawe. Mr. Keawe was appointed as senior vice president and director of the Company in November, 1993 following the acquisition of KRI, Inc. Mr. Keawe is also the president and chief operating officer of KRI, the company's wholly owned subsidiary doing business as Hawaiian Pacific Resorts. Mr. Keawe was instrumental in the formation of KRI in 1988, purchasing Hawaiian Pacific Resorts from its original founders. He has held numerous senior management positions throughout his hotel and resort management career, which spans over 20 years. Mr. Keawe left the companies' employ in July 1997 to pursue other interests and resigned as senior vice president of the Company and as chief operating officer of KRI, Inc. Mr. Keawe is on the advisory board of the Travel Industry Management School of Hawaii Pacific University. Mr. Keawe is a graduate of Oregon State University, and was born and raised in the State of Hawaii.

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

     Edward Calvo, Sr. Mr. Calvo is vice president of Calvo Enterprises, Inc., a conglomerate of ten businesses with fifteen hundred employees. They are the largest private employer on Guam. Mr. Calvo has served as a Senator in the Guam legislature and is currently the Board Chairman of the Guam Waterworks Authority.

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

     To the Company's knowledge, all directors, officers and holders of more than 5% of the Company's common stock, filed all reports required of Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ending July 31, 1998.

Item 10.  Executive Compensation.

Executive Compensation

     The following table shows for the fiscal year ended July 31, 1998, the aggregate annual remuneration of each of the three highest paid persons who were executive officers or directors of the Company and the executive officers and directors as a group. The reported compensation is based on cash compensation without consideration of a restricted stock grant to Charles E. McGee described below under "Compensation of Directors".

 Name of Individual   Capacities in which renumeration       Aggregate
or identity of group             was received              renumeration
--------------------- ---------------------------------   --------------
Rick Wall             Chairman of the Board and              $120,000
                      Chief Executive Officer

Kelvin M. Bloom       Chief Operating Officer and            $120,000
                      Senior Vice President

Shari W. Chang        Senior Vice President                  $100,000
                      Sales & Marketing

Steve Townsend        Senior Vice President                  $100,000
                      Operations

Officers and
Directors as a group  Various                                $634,800(1)

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

     The above-mentioned employment agreements are for five years and provide for a base salary, to be increased annually by a percentage no less than the increase in the Honolulu Consumer Price Index for the preceding twelve months. Under their respective employment agreements, the current base salary for each of Messrs. Bloom Keawe and Nitta is $120,000 per year. However, Mr. Nitta has agreed to reduce his base salary for the current fiscal year to $90,000. The current base salary for Ms. Chang and Mr. Townsend under the terms of their agreements is $100,000. The employment agreements further provide for paid vacation; a monthly automobile allowance; an annual performance bonus potential of up to 20% of the base salary (up to 15% for Ms. Chang and Mr. Townsend), depending upon attaining pre-determined goal criteria; membership in a pension plan (not yet established) that would contribute the equivalent of 10% of base salary annually; a business development bonus (which has been waived in the past and current fiscal years); membership in a 401(k) plan; and full medical, dental and disability insurance.

     The employment agreements contain a "change-in-control" provision which gives each of the employees under contract the right, upon the occurrence of a "change-in-control," to terminate their employment and receive as severance pay the total compensation remaining to be paid under the agreement as of the date of such termination or the total compensation for three years following the date of termination, whichever is greater. The term "change-in-control" is defined in each agreement as the date when persons other than the shareholders of record on the date of commencement of the term of such agreement become the beneficial owner of 51% of the Company's voting stock.

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

     The Company and Mr. Keawe entered into a new consulting agreement effective as of June 1, 1998 which specifies that the Company shall pay to Mr. Keawe a fee of $3,000 per month for the period beginning June 1, 1998 and ending on December 31, 1998.

Long Term Incentive Plans

     No options (with the exception of the option discussed in the section entitled "Options, Warrants and Rights" in Item 5), stock appreciation rights or long term incentive plan awards were issued or granted to the Company's management during the fiscal year ending July 31, 1998.

     The Company has a 401(k) profit sharing plan generally available to all of its employees. Under the terms of the plan, the Company is required to match 50% of the amounts contributed by participants through payroll deductions, up to a maximum of 1% of their compensation. Any employee with one year of service who is at least 21 years of age is eligible to
participate.   Effective September 1, 1998, the Company amended the profit sharing plan that specifies that the Company is required to match 100% of the amounts contributed by participants through payroll deductions, up to a maximum of 1% of their compensation.

Stock Plans

The Company's stockholders have approved a 1995 Stock Option Plan and a 1995 Stock Purchase Plan for the purposes of: (i) attracting and retaining employees, executive management and key employees with ability and initiative; (ii) providing incentives to those deemed material to the success of the Company; and (iii) attaining a common interest for these individuals to coincide with the interests of the Company and its shareholders. No stock grants were issued for the years ended July 31, 1995 through July 31, 1998.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

Security Ownership of Certain Beneficial Owners

     The following table sets forth the number of shares of the Company's common stock beneficially owned as of July 31, 1998 by: (i) each of the three highest paid persons who were officers and directors of the Company,
(ii) all officers and directors of the Company as a Group, and (iii) each shareholder who owned more than 10% of the company's common stock, including those shares subject to outstanding options.

                                     Beneficially        Shares %
          Name and Address            Owned  (1)       of Class (2)
     ---------------------------    --------------    --------------
     Rick Wall
     745 Fort Street
     Honolulu, HI 96813               815,000 (3)           15%

     Kimo M. Keawe
     745 Fort Street
     Honolulu, HI 96813               322,500 (4)            6%

     John G. Tedcastle
     745 Fort Street
     Honolulu, HI 96813               525,000 (5)           10%

     Hideo Nomura
     745 Fort Street
     Honolulu, HI 96813               525,000               10%

     L.C.C. Management Inc.
     745 Fort Street
     Honolulu, HI 96813               525,000                10%

     N.K.C. Hawaii, Inc.
     745 Fort Street
     Honolulu, HI 96813               900,000 (6)            17%

     All directors and officers
     as a group (12 persons)        4,263,500                80%


(1) Except as otherwise noted, the Company believes the persons named in the table have sole voting and investment power with respect to the shares of the Company's common stock set forth opposite such persons' names. Amounts shown include the shares issuable pursuant to various stock options exercisable in 1998.

(2) Determined on the basis of 5,361,130 shares outstanding. Amount includes shares issuable under certain stock options exercisable as of July 31, 1998.

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

(6) Includes 525,000 shares held by L.C.C. Management, Inc., a corporation owned and controlled by Ms. Janet Parmar, spouse of Mr. Judvhir Parmar, a director of the Company.

(7) Includes 900,000 shares held by N.K.C. Hawaii, Inc. which is owned and controlled by the family of Mr. Takahashi. Includes 525,000 shares held by Hideo Nomura. Mr. Nomura is also listed in the table as the owner of more than 10% of the Company's stock.

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

     In May, 1997, The Company, as part of a renegotiation of its reservation services agreement, granted to Hawaii Reservations Center Corp. an option to purchase 50,000 shares of the Company's common stock at a price of $2.00 per share. The option may be exercised between My 21, 1997 and May 20, 2002. Hawaii Reservations Center Corp. is a wholly owned corporation of Mr. Charles McGee, a director of the Company. As of July 31, 1997, the option had not yet been exercised.

     In July 1998, certain individuals advanced a total of $375,000 to the Company in the form of a Promissory Note from the Company to the individual. The Notes specify that if the principle amounts are not returned to the individuals on or before March 31, 1999, then the entire principle balance shall be converted into common stock of the Company at a 50% discount of the then fair value of the Company's common stock. The notes also provide for the issuance of a warrant to the individuals whereby the individual has the right to acquire 1 share of the Company's common stock for every $2.00 of funds advanced to the Company. The exercise price under the warrant agreements is $2.00 per share and the warrants may be exercised at any time between June 30, 1998 and June 29, 2003. As of the date of this filing, the notes and warrant agreements had been sent out to the individuals for execution, but have note yet been returned to the Company. Management believes, although no assurance may be given, that the notes and the warrants shall be executed and returned to the Company. No warrants were exercised during the fiscal year ended July 31, 1998. Mr. Judvhir Parmar, a director of the Company, advanced $175,000 of the $375,000 received.

     Other than the warrants issued to the individuals who advanced funds to the Company, and the option granted to Hawaii Reservations Center Corp., there were no outstanding options, warrants or rights to purchase common stock held by any of the officers or directors of the Company or its principal shareholders.


Item 12.  Certain Relationships and Related Transactions.

Transactions with Management and Others.

     As noted in section "Development of Business," Item 1, Part I, the Hanalei Bay Resort is a 134 unit condominium located in Princeville, Kauai, Hawaii. HBII was formed through the efforts of HBII Management Inc., owned by Mr. Wall, with the following partners: Siam Commercial Bank; Voyage Fourteen Ltd., owned by John G. Tedcastle; L.C.C. Management, Inc., owned by Judhvir Parmar; Nomura Firm and Nomura Holdings, owned by Hideo Nomura and Don Nomura. In 1988 HBII made an offer to purchase all 134 units of the Hanalei Bay Resort and eighty six owners accepted the offer. HBII elected to form its own management company and entered into a management contract with Castle Group Hawaii, which was one of the assets acquired by the Company pursuant to the Castle Plan. Under terms of the management contract between HBII and Castle Group Hawaii and as acquired by the Company, the Company is required to provide full management, including sales, supervision of staff, accounting and maintenance. Mr. Tedcastle and Mr. Hideo Nomura were elected to serve on the board of directors of the Company following completion of the Castle Plan. Mr. Parmar was appointed interim director in November 1995. Mr. Parmar is a general partner of HBII and is the owner of L.C.C. Management, Inc., which is the holder of approximately 10% of the Company's common stock (see Item 11, Part III). Nichiman International later became an investor in HBII and Nichiman International's owner, Mr. Ryoji Takahashi was appointed as a director of the Company. In March of 1995, Mr. Takahashi's sister, Ms. Motoko Takahashi, was appointed Secretary and director of the Company. In November of 1995, Mr. Kelvin Bloom married the daughter of one of the limited partners of HBII. In March of 1997, Mr. Michael Nitta was appointed Assistant Vice President of HBII Management, Inc. Mr. Wall and Mr. Bloom received a monthly retainer from HBII. Management believes that the terms of the management contract between the Company and HBII are on terms which are no less favorable to HBII or the Company than those which are negotiated with other owners not affiliated with the Company.

     On August 1, 1994, the Company entered into a contract with HRCC (as described in section "Plan of Operation" Item 6, Part II, and incorporated herein by reference), a company owned and controlled by Charles M. McGee, a director of the Company. It is management's belief that the contract with HRCC are on terms which are no less favorable than those which could be negotiated with companies not affiliated with the Company, however, in May of 1997, the Company renegotiated its contract with HRCC with regard to the fees charged. Under the renegotiated agreement, the fees paid to HRCC shall be based upon the monthly room revenues of the properties managed by the Company, subject to a minimum monthly fee. Management believes, although no assurances can be given, that the Company shall enjoy lower reservations costs under the new agreement.

     Except for the Castle Plan, the HBII Plan and the purchase agreement involving KRI described under the caption "Development of Business" of Item 1, Part I and incorporated herein by reference, the employment contracts and other matters described in Item 10, "Remuneration of Directors and Officers," the HBII management contract, the issuance of warrants as described in Item 11 "Security Ownership of Certain Beneficial Owners and Management," and the HRCC contract, there were no transactions or proposed transactions during 1998 and 1997, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeds $50,000 and in which any director or executive officer, or any shareholder who is known to the Company to own of record or beneficially more than 10% of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a direct or indirect material interest.


                                   PART IV


Item 13.       Exhibits and Reports on Form 8-K.

Reports on Form 8-K.

     The Company did not file any current report on Form 8-K during the fiscal year ended July 31, 1998.

Index to Exhibits

     The following exhibits are filed as a part of this report:
                                                                 Sequential
Exhibit                                                            Page
Number                 Description                                 Number
------- -------------------------------------------------------  ----------
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

6.28    Promissory note for $60,000 dated January 29, 1998
        between the Company and Kelvin M. Bloom incorporated by
        reference to Exhibit 6.26 to the Company's quarterly
        report on Form 10-QSB for the quarter ended January 31,
        1998.                                                        *

6.29    Letter from Hawaii National Bank extending the due date
        on the $300,000 revolving line of credit to July 15,
        1998, incorporated by reference to Exhibit 6.29 to the
        Company's quarterly report on form 10-QSB for the
        quarter ended April 30, 1998.                                *

6.30    Amendment of promissory note dated January 29, 1998
        between the Company and Kelvin M. Bloom extending the
        due date on the note to July 15, 1998, incorporated by
        reference to Exhibit 6.38 to the Company's quarterly
        report on form 10-QSB for the quarter ended April 30,
        1998.                                                        *

6.31    Amendment of promissory note dated January 15, 1998
        between the Company and Michael S. Nitta extending the
        due date on the note to July 15, 1998, incorporated by
        reference to Exhibit 6.31 to the Company's quarterly
        report on form 10-QSB for the quarter ended April 30,
        1998                                                         *

6.32    Letter from City Bank extending the due date on the
        $250,000 line of credit to August 15, 1998,
        incorporated by reference to Exhibit 6.32 to the
        Company's form 10Q-SB for the quarter ended April 30,
        1998.                                                        *

6.33    Amendment of Lease between The Castle Group, Inc. and
        Hirano Enterprises effective April 1, 1998,
        incorporated by reference to Exhibit 6.33 to the
        Company's form 10Q-SB for the quarter ended April 30,
        1998.                                                        *

6.34    Consulting agreement dated July 22, 1998 and effective
        as of June 1, 1998 between the Company and Kimo M.
        Keawe.                                                       62

6.35    Form of promissory notes dated June 30, 1998 between
        the Company and Judvhir Parmar for $175,000, K. Roger
        Moses for $50,000, Gary J. Stevens, Susanne L. Blankley
        for $50,000, and Thomas S. Blankley for $50,000.             66

6.36    Form of Common Stock Purchase Warrants dated June 30,
        1998 between the Company and Judvhir Parmar for 87,500
        shares, K. Roger Moses for 25,000 shares, Gary J.
        Stevens for 25,000 shares, Susanne L. Blankley for
        25,000 shares, and Thomas S. Blankley for 25,000
        shares.                                                      68

6.37    Promissory note dated August 13, 1998 in favor of the
        Company from Fortress LLC for $250,000.                      86

6.38    Promissory note in favor of the Company from Hanalei
        Bay International Investors for $435,000 dated July 31,
        1998.                                                        88

6.39    Promissory note dated July 15, 1998 between the Company
        and Kelvin M. Bloom for $118,800.                            90

6.40    Promissory note dated July 15, 1998 between the Company
        and Michael S. Nitta for $48,800.                            92

6.41    Letter of extension from Hawaii National Bank extending
        the due date on the $300,000 line of credit to December
        20, 1998.                                                    94

6.42    Letter of extension from City Bank extending the due
        date on the $250,000 line of credit to December 31,
        1998.                                                        95



Description of Exhibits

     See Item 1 Above.

                                 SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              THE CASTLE GROUP, INC.

Date: October 29, 1998        By    /s/ Rick Wall
                              -------------------------------------------
                              Rick Wall, Chief Executive Officer and
                              Chairman of the Board

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: October 29, 1998

   /s/ Rick Wall                            /s/ Kelvin M. Bloom
-----------------------------           ---------------------------------
Rick Wall                               Kelvin M. Bloom
Chief Executive Officer and             Chief Operating Officer, Director
Chairman of the Board                   and Sr. Vice President

   /s/ Michael S. Nitta                    /s/ John Tedcastle
-----------------------------           ---------------------------------
Michael S. Nitta                        John Tedcastle
Chief Financial Officer and             Vice Chairman of the Board and
Vice President Finance                  Director

   /s/ Charles E. McGee                     /s/ Kimo M. Keawe
-----------------------------           ---------------------------------
Charles E. McGee                        Kimo M. Keawe
Director                                Director

   /s/ Motoko Takahashi                    /s/ Judvhir Parmar
-----------------------------           ---------------------------------
Motoko Takahashi                        Judvhir Parmar
Director and Secretary                  Director

   /s/ Noboru Sekiguchi                   /s/ Ryoji Takahashi
-----------------------------           ---------------------------------
Noboru Sekiguchi                        Ryoji Takahashi
Director                                Director

   /s/ Stanley Mukai                       /s/ Edward Calvo, Sr.
-----------------------------           ---------------------------------
Stanley Mukai                           Edward Calvo, Sr.
Director                                Director

   /s/ Hideo Nomura
-----------------------------
Hideo Nomura
Director

                                  AGREEMENT

     THIS AGREEMENT ("Agreement") is made as of the 22nd day of July, 1998, among CASTLE RESORTS & HOTELS, INC. ("CRH") and Kimo M. Keawe
("Consultant"), an individual whose address is 1060 Kalihiwai Place, Honolulu, Hawaii 96825.


                                 WITNESSETH:

     WHEREAS, CRH is a hotel and condominium management company doing business in Hawaii and the Pacific Rim, and is interested in expanding their business through the acquisition of additional hotel and condominium management agreements; and

     WHEREAS, Consultant is experienced in providing consulting and advisory services including new business development and the acquisition of hotel and condominium management agreements;

     IN CONSIDERATION of the foregoing and of the undertakings and covenants set forth herein, CRH hereby engages Consultant to provide such services as contained in this AGREEMENT upon and subject to all of the following terms and conditions:

     1. Consulting Services

     a. Consultant shall represent CRH in the area of new business development and provide consulting and advisory services on marketing, managerial, and operational matters as directed by CRH. Consultant shall devote such time and effort toward his services hereunder as may be reasonably necessary to perform the same.

     b. Consultant shall use his best efforts in securing new management and or consulting agreements from potential hotel, condominium and resort clients for CRH exclusively except for Consultant's representation of Hawaii Reservations Center as specified in Section 1.c. Consultant will offer a range of mange and related services to these clients depending on their requirements. Any and all proposals for services or subsequent management agreements must have prior approval of CRH. Consultant shall provide a status activity report to CRH on a weekly basis.

     c. It is expressly understood and agreed to that the Consultant will also represent Hawaii Reservations Center, in the area of new business development for reservations services for those clients who require only this service. Such representation is not a part of this agreement. Consultant shall not directly or indirectly solicit, offer proposals, refer, or secure business for Hawaii Reservations Center that may be detrimental to CRH, as determined by CRH.

     d. At all times in providing the consulting services hereunder, Consultant shall be an independent contractor to CRH. Except as provided in this Agreement with respect to medical coverage and other designated expenses, Consultant shall pay all other costs in providing such services.

     2. Fees and related Matters

     In consideration for the consulting services and other obligations of Consultant under this Agreement, CRH shall provide the following:

     a. A base retainer fee of $3,000/month inclusive of tax for the period beginning June 1, 1998 and ending December 31, 1998. Any incentive fee income earned by Consultant from new contracts will be deducted from the retainer fee following the month in which they were earned.

     b. An incentive fee of on-half of one percent (1/2 of 1%) of total revenue collected from new contracts, but not to exceed $75,000.00 and not to exceed twenty-five percent (25%) of net management fees (base, incentive and marketing) collected by CRH in any one year of the contract. Said fee to be paid from management fees (base, incentive and marketing) collected by CRH from new contracts secured by Consultant on all services except reimbursements and reservations service which fee schedule is covered by separate agreement and not a part of this agreement. Such incentive fee to be paid for the term of the new management contract subject to the terms and conditions contained therein.

     c. Office space with phone. Consultant will primarily be officed out of CRH's Amfac Center offices.

     d. Reasonable travel and entertainment expenses not to exceed $350.00 per month unless approved by CRH.

     e. Parking and related staff services.

     f. Medical Insurance (1/2 of premium cost only). The base retainer fee shall be reduced by the amount of one-half (1/2) of the medical insurance premium.

     3. Term of Agreement

     This AGREEMENT shall be effective June 1, 1998 and continue through December 31, 1998 as the initial term. This AGREEMENT can not be canceled during the initial term except in the case of default as specified in
Section 8. This AGREEMENT shall continue after the initial term on a month to month basis subject to thirty (30) days written notice of termination.

     4. Governing Law

     The validity, construction and performance of this Agreement shall be governed by the laws of the State of Hawaii.

     5. Arbitration

     Except as herein otherwise provided, any and all issues, disagreements, disputes, questions, or matters arising under or related to this Agreement or any alleged breach thereof shall be settled by binding arbitration by a single arbitrator appointed by the parties or, if the parties are unable to agree within thirty (30) days of the giving of notice by either party of its desire to arbitrate, by any judge of the Circuit Court of the first Circuit, State of Hawaii, upon application of either party pursuant to Section 658-4,

Hawaii Revised Statutes. Such arbitration shall be conducted in accordance with the Commercial Arbitration Rules of the American Arbitration Association ("AAA") but shall not be administered by the AAA unless otherwise agreed by the parties. The arbitrator's fees and costs, including any initial deposit, shall be shared equally by the parties, provided that the prevailing party, as determined by the arbitrator, shall be entitled to recover all of its costs and expenses, including reasonable attorney's fees, incurred in such proceedings. In the event of any litigation arising out of or related to such proceedings, the prevailing party therein shall be entitled to recover all of its costs and expenses, including reasonable attorneys' fees, incurred in such litigation, including without limitation any appeals. Jurisdiction and venue for all proceedings under this Section 5 shall be in the First Judicial Circuit of the State of Hawaii.

     6. Confidentiality

     Any and all information obtained by or disclosed to Consultant which is not generally known to the public including but not limited to CRH's customers, clients, programs, methods of operation, processes, practices, policies and procedures, and any and all information obtained by or disclosed to Consultant concerning business development are strictly confidential and proprietary to CRH, shall be treated as trade secrets, and shall not be disclosed, discussed or revealed by Consultant to any other persons, entities or organizations, or used by Consultant, for personal benefit or gain, in any way.

     7. Other Matters

     Prior to commencement of this Agreement, Consultant shall surrender to THE CASTLE GROUP, INC. ("CGI") the stock certificates for the CGI Shares in exchange for one stock certificate representing 32,250 CGI Shares and for one or more stock certificates representing the balance of the CGI Shares. CGI shall cause the stock certificate representing 32,250 CGI Shares to be legended with a notation substantially as follows:

     "Notice is hereby given that transfer of the shares of stock evidenced by this certificate is subject to the restrictions of a certain agreement dated as of April 16, 1997, a copy of which is on file in the office of the corporation. Transfer of the shares of stock evidenced by this certificate subject to the restrictions set forth in, and may be made only in compliance with the terms of, said agreement. By accepting this certificate the holder hereof and his, her or its successors and transferees and assigns become parties to such agreement and are bound by its provisions."

     8. Default

     If either party (the "defaulting party") fails in any respect to perform any of the duties, obligations, agreements, and/or covenants hereunder, the other party (the "non-defaulting party") may, in addition to any other remedies in law or equity, serve written notice on the defaulting party setting forth the details of such default with reasonable specificity. If within fifteen (15) days of receipt of such notice the defaulting party has failed to cure such default or commenced to cure such default to the reasonable satisfaction of the non-defaulting party, or if the default is of such a nature that it cannot be cured, then this Agreement may be terminated by the non-defaulting party upon giving seven (7) days written notice of such termination to the defaulting party.

     9. Partial Invalidity

     In the event that, in any judicial proceeding, any provision of this Agreement is held invalid or unenforceable to its full extent, such provision shall be enforced to the fullest extent permitted by law and the validity of the remaining provisions hereof shall not be affected thereby.

     10.       Entire Agreement

     This Agreement shall constitute the entire agreement between the parties hereto, and no amendment or modification to this Agreement shall be valid and enforceable except by supplemental written agreement executed by the parties hereto.

     11.       Benefit and Binding Effect

     This AGREEMENT shall be binding upon and inure to the benefit of the parties hereto and their respective heirs, personal representatives, successors and assigns.

     IN WITNESS WHEREOF, the parties have signed this AGREEMENT as of the date first written above.

CASTLE RESORTS & HOTELS, INC.           KIMO M. KEAWE
"CRH"                                   "CONSULTANT"

 /s/ Kelvin M. Bloom                        /s/ Kimo M. Keawe
-----------------------------           -----------------------------
 President

                         CONVERTIBLE PROMISSORY NOTE

U.S. $______________________                                Honolulu, Hawaii
                                                               June 30, 1998

     FOR VALUE RECEIVED, THE CASTLE GROUP, INC., a Utah corporation ("Maker") promises to pay to the order of _________________________, (the "Holder") whose address is _____________________________________________, or to such other place as the Holder shall from time to time designate in writing, the principal sum of _________________________ AND 00/100 DOLLARS ($___________), or so much thereof as is, from time to time disbursed, together with interest thereon from the date of this Note until fully paid at a rate of TEN PERCENT (10%) per annum. Interest shall be calculated, but not compounded, beginning on the basis of a 365-day year and the actual number of days elapsed.

     Interest shall be payable at redemption on March 31, 1999 (the "Maturity Date").

     All outstanding amounts of principal and any accrued interest then unpaid, together with all other unpaid fees, charges or expenses due hereunder, shall become, on the Maturity Date, (i) due and payable in full, or (ii) in the event of default on this Note, this Note may be convertible into common stock of the Maker at a conversion ration of a fifty percent (50%) discount of the then current trading price to purchase common stock of the Maker.

     The Note may be prepaid in whole or in part at any time without penalty.

     The Maker promises to pay the Holder's reasonable attorneys' fees and such other expenses as are incurred to induce or compel the payment of this Note or any portion of the indebtedness, whether suit is brought hereon or not. In the event of a default, and to the extent permitted by law, all payments hereunder will be applied first to charges then due, then to interest, and then to principal.

     If a petition under the Federal Bankruptcy Code or any other similar statute is filed by or against the Maker, or if the Maker shall fail to make any payment of principal, interest or other fees or charges then due under this Note, then, and in any such event, the Holder shall have the option to declare the unpaid principal sum of this Note, together with all charges and interest accrued thereon, to be immediately due and payable, and such principal sum, charges and interest shall thereupon become and be due and payable, and such principal sum, charges, and interest shall thereupon become and be due and payable without presentment, demand, protest or notice of any kind, all of which are hereby expressly waived, and upon such maturity by acceleration or otherwise, the unpaid principal balance shall thereafter bear interest until fully paid at the rate of Twelve Percent (12%) per annum (based on actual number of days elapsed). Failure to exercise this option shall not constitute a waiver of the right to exercise the same in the event of the same or any subsequent default.

     Except as otherwise provided herein, the Maker, and all others who are now or may become liable for any part of this obligation severally waive presentment, protest, demand and notice of protest, demand, dishonor and nonpayment of this Note and consent to any and all extensions of the time of payment or other provisions hereof, to any other modification hereof, to the release of any security at any time given for the payment hereof, or any part thereof, with or without substitution, and to any release of any parties obligated hereunder or forbearance in the enforcement hereof.

     This note shall be governed by and construed in accordance with the laws of the State of Hawaii.

     Principal and interest shall be payable to the Holder in lawful money of the United States.

     No provision in this Note may be waived, modified or canceled orally, but only by an agreement in writing, signed by the Maker and the Holder of this Note.

     IN WITNESS WHEREOF, the Maker has caused this Note to be duly executed.

                                   THE CASTLE GROUP, INC.


                                   By        /s/ Rick Wall
                                      ----------------------------------
                                             Name: Rick Wall
                                             Title: Chairman, CEO

                                                                    "Maker"

This Warrant and any shares acquired upon the exercise of this Warrant have not been registered under the Securities Act of 1933, as amended, and may not be transferred in the absence of such registration or an exemption therefrom under such Act, except under circumstances where neither such registration nor such an exemption is required by law.

                           THE CASTLE GROUP, INC.

                   Series A Common Stock Purchase Warrant
                           Expiring June 29, 2003
                                                           June 30, 1998
No. W-___

     THE CASTLE GROUP, INC., a Utah corporation (the "Company"), for value received, hereby certifies that ___________________, or registered assigns, is entitled to purchase from the Company, at any time or rom time to time prior to 5 P.M., Hawaii time, on June 29, 2003, ______ duly authorized, validly issued, fully paid and nonassessable shares of Common Stock, par value $.02 per share (the "Common Stock") of the Company at a purchase price of $2.00 per share, all subject to the terms, conditions and adjustment set forth below in this Warrant.

     This Warrant is one of the Series A Common Stock Purchase Warrants (the "Warrants"), such term to include all Warrants issued in substitution therefor). The Warrants issued evidence rights to purchase an aggregate of 187,500 shares of Common Stock of the Company, subject to adjustment as provided herein.

     1. Exercise of Warrant.

        1.1 Manner of Exercise. This Warrant may be exercised by the holder hereof, in whole or in part, during normal business hours at any time on or after June 30, 1998 upon 30 days notice (the "Exercise Notice") by the holder hereof to the Company and by surrender of this Warrant to the Company at the principal office of the Company, accompanied by a subscription in substantially the form annexed hereto duly executed by such holder and by payment, in cash or by certified or official bank check payable to the order of the Company in the amount obtained by multiplying (a) the number of shares of Common Stock (without giving effect to any adjustment therein) designated in such subscription by (b) $2.00, whereupon such holder shall be entitled to receive the number of duly authorized, validly issued, fully paid and nonassessable shares of Common Stock (or Other Securities) determined as provided in sections 2 through 6.

        1.2 When Exercise Effective. Each exercise of this Warrant shall be deemed to have been effected immediately prior to the close of business on the Business Day on which this Warrant shall have been surrendered to the Company upon the expiration of the 30-day notice period as provided in section 1.1, and at such time the Person or Persons in whose name or names any certificate or certificates for shares of Common Stock (or Other Securities) shall be names any certificate or certificates for shares of Common Stock (or Other Securities) shall be issuable upon such exercise as provided in section 1.3 shall be deemed to have become the holder or holders of record thereof.

        1.3 Delivery of Stock Certificates, Etc. As soon as practicable after the exercise of this Warrant, in whole or in part, and in any event within five Business Days thereafter, the Company at its expense (including the payment by it of any applicable issue taxes) will cause to be issued in the name of and delivered to the holder hereof or, subject to section 8, as such holder (upon payment by such holder of any applicable transfer taxes) may direct,

               (a) a certificate or certificates for the number of duly authorized, validly issued, fully paid and nonassessable shares of Common Stock (or Other Securities) to which such holder shall be entitled upon such exercise plus, in lieu of any fractional share to which such holder would otherwise be entitled, cash in an amount equal to the same fraction of the Market Price per share on the Business Day next preceding the date of such exercise, and

               (b) in case such exercise is in part only, a new Warrant or Warrants of like tenor, calling in the aggregate on the face or faces thereof for the number of shares of Common stock equal (without giving effect to any adjustment therein) to the number of such shares called for on the face of this Warrant minus the number of such shares so designated by such holder upon such exercise as provided in section 1.1.

        1.4 Company to Reaffirm Obligations. The Company will, at the time of each exercise of this Warrant, upon the request of the holder hereof, acknowledge in writing its continuing obligation to afford to such holder all rights to which such holder shall continue to be entitled after such exercise in accordance with the terms of this Warrant; provided, however, that if the holder of this Warrant shall fail to make any such request, such failure shall not affect the continuing obligation of the Company to afford such rights to such holder.

        1.5    Payment by Application of Certain Securities.  Upon any

exercise of this Warrant by the holder of any Note due March 31, 1999 of the Company issued pursuant to the Purchase Agreement, such holder may, at its option, surrender such Note of Notes to the Company, together with written instructions from such holder to apply all or any part of the unpaid principal amount of such Note or Notes against the cash payment required upon such exercise pursuant to section 1.1, in which case the Company will accept such specified principal amount in satisfaction of a like amount of such payment.

     2. Adjustment of Common Stock Issuable upon Exercise

        2.1 Number of Shares; Warrant Price. The number of shares of Common Stock which the holder of any Warrant shall be entitled to receive upon each exercise thereof shall be determined by multiplying the number of shares of Common Stock which would otherwise (but for the provisions of this section 2) be issuable upon such exercise, as designated by the holder thereof, by a fraction of which (a) the numerator is $2.00 and (b) the denominator is the Warrant Price (as defined below) in effect on the date of such exercise. The Warrant Price shall initially be $2.00, shall be adjusted and readjusted from time to time as provided in this Section 2, and, as so adjusted or readjusted, shall remain in effect until a further adjustment or readjustment thereof is required by this section 2.

        2.2    Adjustment of Warrant Price.

               2.2.1 Issuance of Additional Shares of Common Stock. In case the Company at any time or from time to time after the date hereof, shall issue or sell Additional Shares of Common Stock (including Additional Shares of Common Stock deemed to be issued pursuant to section 2.3 or 2.4) without consideration or for a consideration per share less than the greater of the Current Market Price and the Warrant Price in effect immediately prior to such issue or sale, then, and in each such case, subject to section 2.8, such Warrant Price shall be reduced, concurrently with such issue or sale, to an amount (calculated to the nearest .01 of a cent) determined by multiplying such Warrant Price by a fraction.

               (a) the numerator of which shall be (i) the number of shares of Common Stock outstanding immediately prior to such issue or sale plus (ii) the number of shares of Common Stock which the aggregate consideration received by the Company for the total number of such Additional Shares of Common Stock so issued or sold would purchase at the greater of such Current market Price and such Warrant Price, and

               (b) the denominator of which shall be the number of shares of Common Stock outstanding immediately after such issue or sale; provided, however, that for the purposes of this section 2.2.1, (x) immediately after any Additional Shares of Common Stock are deemed to have been issued pursuant to section 2.3 or 2.4 of this section 2, such Additional Shares shall be deemed to be outstanding, and (y) treasury shares shall not be deemed to be outstanding and the disposition of any thereof by the Company shall be considered an issue or sale of Common Stock for purposes of this section 2.

               2.2.2 Extraordinary Dividends and Distributions. In case the Company at any time or from time to time after the date hereof shall declare, order, pay or make a dividend or other distribution (including, without limitation, any distribution of other or additional stock or other securities or property or Options by way of dividend or spin-off, reclassification, recapitalization or similar corporate rearrangement) on the Common Stock, other than (a) a dividend payable in Additional Shares of Common Stock, or (b) a dividend payable in cash or other property and declared out of the earned surplus of the Corporation as at the date hereof as increased by any credits (other than credits resulting from a revaluation of property) and decreased by any debits made thereto after such date, determined in accordance with generally accepted accounting principles, then, and in each such case, subject to section 2.8, the Warrant Price in effect immediately prior to the close of business on the record date fixed for the determination of holders of any class of securities entitled to receive such dividend or distribution shall be reduced, effective as of the close of business on such record date, to a price (calculated to the nearest
 .01 of a cent) determined by multiplying such Warrant price by a fraction,

                    (x) the numerator of which shall be the Current Market Price in effect on such record date or, if the Common Stock trades on an ex-dividend basis, on the date prior to the commencement of ex-dividend trading, less the amount of such dividend or distribution (as determined in good faith by the Board of Directors of the Company) applicable to one share of Common Stock, and

                    (y) the denominator of which shall be such Current Market Price.

        2.3 Treatment of Options and Convertible Securities. In case the Company at any time or from time to time after the date hereof shall issue, sell, grant or assume, or shall fix a record date for the determination of holders of any class of securities entitled to receive, any Options or Convertible Securities, then, and in each such case, the maximum number of Additional Shares of Common Stock (as set forth in the instrument relating thereto, without regard to any provisions contained therein for a subsequent adjustment of such number) issuable upon the exercise of such Options or, in the case of Convertible Securities and Options therefor, the conversion or exchange of such Convertible Securities, shall be deemed to be Additional Shares of Common Stock issued as of the time of such issue, sale, grant or assumption (or, in case such a record date shall have been fixed, as of the close of business on such record date; or, if the Common Stock trades on an ex-dividend basis, on the date prior to the commencement of ex-dividend trading); provided, however, that such Additional Shares of Common Stock shall not be deemed to have been issued unless the consideration per share (determined pursuant to section 2.5) of such shares would be less than the greater of the Current Market Price and the Warrant Price in effect on the date of and immediately prior to such issue, sale, grant or assumption (or immediately prior to the close of business on such record date or, if the Common Stock trades on an ex-dividend basis, on the date prior to the commencement of ex-dividend trading), as the case may be; and provided, further, that in any such case in which Additional Shares of Common Stock are deemed to be issued,

               (a) no further adjustment of the Warrant Price shall be made upon the subsequent issue or sale of Convertible Securities or shares of Common Stock upon the exercise of such Options or the conversion or exchange of such Convertible Securities;

               (b) if such Options or Convertible Securities by their terms provide, with the passage of time or otherwise, for any increase in the consideration payable to the Company, or decrease in the number of Additional Shares of Common Stock issuable, upon the exercise, conversion or exchange thereof (by change of rate or otherwise), the Warrant Price computed upon the original issue, sale, grant or assumption thereof (or upon the occurrence of the record date with respect thereto or, if the Common Stock trades on an ex-dividend basis, on the date prior to the commencement of ex-dividend trading), and any subsequent adjustments based thereon, shall, upon any such increases or decreases becoming effective, be recomputed to reflect such increase or decrease insofar as if affects such Options or the rights of conversion or exchange under such Convertible Securities, which are outstanding at such time;

               (c) upon the expiration (or purchase by the Company and cancellation or retirement) of any such Options which shall not have been exercised or the expiration of any rights of conversion or exchange under any such Convertible Securities which (or purchase by the Company and cancellation or retirement of any such convertible Securities the rights of conversion or exchange under which) shall not have been exercised, the Warrant Price computed upon the original issue, sale, grant or assumption thereof (or upon the occurrence of the record date, or date prior to the commencement of ex-dividend trading, as the case may be, with respect thereto), and any subsequent adjustments based thereon, shall, upon such expiration (or such cancellation or retirement, as the case may be), be recomputed as if:

                    (i) in the case of such Convertible Securities or Options for Common Stock, the only Additional Shares of Common Stock issued or sold were the shares of Common Stock, if any, actually issued or sold upon the exercise of such options or the conversion or exchange of such convertible Securities and the consideration received therefor was the consideration actually received by the Company for the issue, sale, grant or assumption of all such Options, whether or not exercised, plus the consideration actually received by the Company upon such exercise, or for the issue or sale of all such Convertible Securities which were actually converted or exchanged, plus the additional consideration, if any, actually received by the Company upon such conversion or exchange, and

                    (ii) in the case of such Options for Convertible
               Securities, only the Convertible Securities, if any, actually issued or sold upon the exercise thereof were issued at the time of the issue, sale, grant or assumption of such Options, and the consideration received by the Company for the Additional Shares of Common Stock deemed to have then been issued was the consideration actually received by the Company for the issue, sale, grant or assumption of all such Options, whether or not exercised, plus the consideration deemed to have been received by the Company (pursuant to section 2.5) upon the issue or sale of the Convertible Securities with respect to which such Options were actually exercised.

        (d) no readjustment pursuant to clause (b) or (c) above shall have the effect of increasing the Warrant Price by an amount in excess of the amount of the adjustment thereof originally made in respect of the issue, sale, grant or assumption of such Options or Convertible Securities; and

        (e) in the case of any such Options which expire by their terms not more than 30 days after the date of issue, sale, grant or assumption thereof, no adjustment of the Warrant price shall be made in the manner provided in clause (c) above.

        2.4 Treatment of Stock Dividends, Stock Splits, etc. In case the Company at any time or from time to time after the date hereof shall declare or pay any dividend on the Common Stock payable in Common Stock, or shall effect a subdivision of the outstanding shares of Common Stock into a greater number of shares of Common Stock (by reclassification or otherwise than by payment of a dividend in Common Stock), then, and in each such case, Additional Shares of Common Stock shall be deemed to have been issued (a) in the case of any such dividend, immediately after the close of business on the record date for the determination of holders of any class of securities entitled to receive such dividend, or (b) in the case of any such subdivision, at the close of business on the day immediately prior to the day upon which such corporate action becomes effective.

        2.5    Computation of Consideration.  For the purposes of this
section 2,

        (a) the consideration for the issue or sale of any Additional Shares of Common Stock shall, irrespective of the accounting treatment of such consideration,

               (i) insofar as it consists of cash, be computed at the net amount of cash received by the Company, without deducting any expenses paid or incurred by the Company or any commission or compensations paid or concessions or discounts allowed to underwriters, dealers or others performing similar services in connection with such issue or sale,

               (ii) insofar as it consists of property (including securities) other than cash, be computed at the fair market value thereof at the time of such issue or sale, as determined in good faith by the Board of Directors of the Company, and

               (iii) in case Additional Shares of Common Stock are issued or sold together with other stock or securities or other assets of the Company for a consideration which covers both, be the portion of such consideration so received, computed as provided in clauses (i) and (ii) above, allocable to such Additional Shares of Common Stock, all as determined in good faith by the Board of Directors of the Company.

        (b) Additional Shares of Common Stock deemed to have been issued pursuant to section 2.3, relating to Options and Convertible
     Securities, shall be deemed to have been issued for a consideration per share determined by dividing,

               (i) the total amount, if any received and receivable by the Company as consideration for the issue, sale, grant or assumption of the Options or Convertible Securities in question, plus the minimum aggregate amount of additional consideration (as set forth in the instruments relating thereto, without regard to any provision contained therein for a subsequent adjustment of such consideration) payable to the Company upon the exercise in full of such Options or the conversion or exchange of such Convertible Securities, or, in the case of Options for Convertible Securities, the exercise of such Options for Convertible Securities and the conversion or exchange of such Convertible Securities, in each case computing such consideration, as provided in the foregoing subdivision (a), by

               (ii) the maximum number of shares of Common Stock (as set forth in the instruments relating thereto, without regard to any provision contained therein for a subsequent adjustment of such number) issuable upon the exercise of such Options or the conversion or exchange of such Convertible Securities; and

        (c) Additional Shares of Common Stock deemed to have been issued pursuant to section 2.4, relating to stock dividends, stock splits, etc., shall be deemed to have been issued for no consideration.

        2.6 Adjustments for Combinations, etc. In case the outstanding shares of Common Stock shall be combined or consolidated, by reclassification or otherwise, into a lesser number of shares of Common Stock, the Warrant Price in effect immediately prior to such combination or consolidation shall, concurrently with effectiveness of such combination or consolidation, be proportionately increased.

        2.7 Dilution in Case of Other Securities. In case any Other Securities shall be issued or sold or shall become subject to issue or sale upon the conversion or exchange of any stock (or Other Securities) of the Company (or any issuer of Other Securities or any other Person referred to in this section 2) or to subscription, purchase or other acquisition pursuant to any Options issued or granted by the Company (or any such other issuer of Person) for a consideration such as to dilute, on a basis consistent with the standards established in the other provisions of this section 2, the rights granted by any Warrant, then, and in each such case, the computations, adjustments and readjustments provided for in this section 2 with respect to the Warrant Price shall be made as nearly as possible in the manner so provided an applied to determine the amount of Other Securities from time to time receivable upon the exercise or conversion of any Warrant, so as to protect the holder of the Warrant against the effect of such dilution.

        2.8 Minimum Adjustment of Warrant Price. If the amount of any adjustment of the Warrant Price required pursuant to this section 2 would be less than one-tenth (1/10) of 1% of the Warrant Price in effect at the time such adjustment is otherwise so required to be made, such amount shall be carried forward and adjustment with respect thereto made at the time of and together with any subsequent adjustment which, together with such amount and any other amount or amounts so carried forward, shall aggregate at least one-tenth (1/10) of 1% of such Warrant Price; provided, however, upon the exercise or conversion of any Warrant, all necessary adjustments (calculated to the nearest .01 of a cent) and theretofore made to the Warrant Price relating thereto, up to and including the date of such exercise or conversion, shall be made.

     3. Changes in Capital Stock.   If any capital reorganization or
reclassification of the capital stock of the Company, or consolidation or merger of the Company with another corporation, or the sale of all or substantially all of its assets to another corporation, shall be effected in such a way that holders of the Common Stock shall be entitled to receive stock, securities or assets with respect to or in exchange for shares of the Common Stock, then, prior to and as a condition of such reorganization, reclassification, consolidation, merger or sale, lawful and adequate provision shall be made whereby each holder of a Warrant shall have the right to receive upon the basis and upon the terms and conditions specified in this section 3 and in lieu of the shares of the Common Stock immediately theretofore receivable upon the exercise or conversion of such Warrant such shares of Common Stock, securities or assets as may be issued or payable with respect to or in exchange for a number of outstanding shares of the Common Stock equal to the number of shares of Common Stock immediately theretofore so receivable had such reorganization, reclassification, consolidation, merger or sale not taken place, and in any such case appropriate provisions shall be made with respect to the rights and interests of such holder to the end that the provisions hereof (including, without limitation, provisions for adjustment of the Warrant Price and of the number of shares issuable upon exercise or conversion), shall thereafter be applicable, as nearly as may be, in relation to any shares of stock, securities or assets thereafter deliverable upon the exercise of such Warrant. The Company shall not effect any such consolidation, merger or sale unless prior to or simultaneously with the consummation thereof the survivor or successor corporation (if other than the Company) resulting from such consolidation or merger or the corporation purchasing such assets shall assume by written instrument executed and delivered to each holder of a Warrant, the obligation to deliver to such holder such shares of stock, securities or assets as, in accordance with the foregoing provisions, such holder may be entitled to receive, and containing the express assumption by such successor corporation of the due and punctual performance and observance of every provision of this Warrant to be performed and observed by the Company and of all liabilities and obligations of the Company hereunder.

     4. Other Dilutive Events.   In case any event shall occur as to which
the provisions of section 2 or section 3 are not strictly applicable but the failure to make any adjustment would not in the opinion of any holder of a Note or the Company fairly protect the purchase or conversion rights represented by any Warrant in accordance with the essential intent and principles of such sections, then, in each such case, upon the written request of such holder or on its own motion, the Company shall appoint a firm of independent certified public accountants of recognized national standing (which may be the regular auditors of the Company), which shall give their opinion upon the adjustment, if any, on a basis consistent with the essential intent and principles established in sections 2 and 3, necessary to preserve, without dilution, the purchase or conversion rights represented by such Warrant. Upon receipt of such opinion, the Company will promptly mail a copy thereof to the holder of such Warrant and shall make the adjustments described therein.

     5. No Dilution or Impairment. The Company will not, by amendment of its certificate of incorporation or through any consolidation, merger, reorganization, transfer of assets, dissolution, issue or sale of securities or any other voluntary action, avoid or seed to avoid the observance or performance of any of the terms of this Warrant, but will at all times in good faith assist in carrying out all of such terms and in the taking of all such action as may be necessary or appropriate in order to protect the rights of each holder of a Warrant against dilution or other impairment. Without limiting the generality of the foregoing, the Company (a) will not permit the par value of any shares of stock receivable upon the exercise of any Warrant to exceed the amount payable therefor upon such exercise, (b) will take all such action as may be necessary or appropriate in order that the Company may validly and legally issue fully paid and non-assessable shares of stock on the exercise of the Warrants from time to time outstanding, (c) will not take any action which results in any adjustment of the Warrant Price if the total number of shares of Common Stock (or Other Securities) issuable after the action upon the exercise of all of the Warrants would exceed the total number of shares of Common Stock (or Other Securities) then authorized by the certificate of incorporation and available for the purpose of issue upon such exercise, and (d) will not issue any capital stock of any class which is preferred as to dividends or as to the distribution of assets upon voluntary or involuntary dissolution, liquidation or winding-up, unless the rights of the holders thereof shall be limited to a fixed sum or percentage of par value in respect of participation in dividends and in any such distribution of assets.

     6. Accountant's Report as to Adjustments.   In each case of any
adjustment or readjustment in the shares of Common Stock (or Other Securities) issuable upon the exercise or conversion of any Warrant, the Company at its expense will promptly compute such adjustment or readjustment in accordance with the terms of the Warrants and cause independent certified public accountants of recognized national standing (which may be the regular auditors of the Company) selected by the Company to verify such computation and prepare a report setting forth such adjustment or readjustment and showing in detail the method of calculation thereof and the facts upon which such adjustment or readjustment is based, including a statement of (a) the consideration received or to be received by the Company for any Additional Shares of Common Stock issued or sold or deemed to have been issued, (b) the number of shares of Common Stock outstanding or deemed to be outstanding, and (c) the Warrant Price in effect immediately prior to such issue or sale and as adjusted and readjusted (if required by section 2) on account thereof. The Company will forthwith (and in any event not later than 20 days following the occurrence of the event requiring such adjustment) furnish a copy of each such report to each holder of a Warrant, and will, upon the written request at any time of any holder of a Warrant, furnish to such holder a like report setting forth the Warrant Price at the time in effect and showing how it was calculated. The Company will also keep copies of all such reports at its principal office, and will cause the same to be available for inspection at such office during normal business hours by any holder of a Warrant or any prospective purchaser of a Warrant designated by the holder thereof.

     7. Notices of Corporate Action.  In the event of:

        (a) any taking by the Company of a record of the holders of any class of securities for the purpose of determining the holders thereof who are entitled to receive any dividend (other than (i) a regular periodic dividend payable in cash out of earned surplus in an amount not in excess of the amount of the immediately preceding cash dividend for such period, or (ii) or other distribution, or any right to subscribe for, purchase or otherwise acquire any shares of stock of any class or any other securities or property, or to receive any other right, or

        (b) any capital reorganization of the Company, any reclassification or recapitalization of the capital stock of the Company, any consolidation or merger involving the Company and any other Person or any transfer of all or substantially all the assets of the Company to any other Person, or

        (c) any voluntary or involuntary dissolution, liquidation or winding-up of the Company,

the Company will deliver to each holder of a Warrant a notice specifying (i) the date or expected date on which any such record is to be taken for the purpose of such dividend, distribution or right, and the amount and character of such dividend, distribution or right, or (ii) the date or expected date on which any such reorganization, reclassification, recapitalization, consolidation, merger, transfer, dissolution, liquidation or winding-up is to take place and the time, if any such time is to be fixed, as of which the holders of record of Common Stock (or Other Securities) shall be entitled to exchange their shares of Common Stock (or Other Securities) for the securities or other property deliverable upon such reorganization, reclassification, recapitalization, consolidation, merger, transfer, dissolution, liquidation or winding-up. Such notice shall be furnished at least 30 days prior to the date therein specified.

     8. Restrictions on Transfer.

        8.1    Restrictive Legends.   Except as otherwise permitted by this
section 8, each Warrant originally issued pursuant to the Purchase Agreement and each Warrant issued upon direct or indirect transfer or in substitution for any Warrant pursuant to section 12 shall be stamped or otherwise imprinted with a legend in substantially the following form:

               "This Warrant and any shares acquired upon the exercise of this Warrant have not been registered under the Securities Act of 1933, as amended, and may not be transferred in the absence of such registration or an exemption therefrom under such Act, except under circumstances where neither such registration nor such an exemption is required by law."

Except as otherwise permitted by this section 8, each certificate for Common Stock (or other Securities) issued upon the exercise of any Warrant, and each certificate issued upon the direct or indirect transfer of any such Common Stock (or Other Securities), shall be stamped or otherwise imprinted any with a legend in substantially the following form:

               "The shares represented by this certificate have not been registered under the Securities Act of 1933, as lie amended, and may not be transferred in the absence of such registration or an exemption therefrom under such Act, except under circumstances where neither such registration nor such an exemption is required by law."

        8.2    Registration of Common Stock.   If any shares of Common Stock
required to be reserved for purposes of exercise of this Warrant require registration with or approval of any governmental authority under any federal or state law (other than the Securities Act) before such shares may be issued upon exercise, the Company will, at its expense and as expeditiously as possible, use its best efforts to cause such shares to be duly registered or approved, as the case may be; provided, however, that the Company will not be required to qualify as a foreign corporation or subject itself to taxation in any jurisdiction or to file a consent to service of process in any jurisdiction in any action other than one arising out of the offering or sale of such shares. The shares of Common Stock (and Other Securities) issuable upon exercise of this Warrant shall constitute Restricted Securities.

        8.3    Resale of Securities.   If the Purchaser should decide to
dispose of any Restricted Securities, other than pursuant to (x) the last sentence of this section 8.3, (y) an effective registration statement under the Securities Act or (z) Rule 144 (or any successor provision) under the Securities Act, the Purchaser shall designate counsel (who may be its in-house counsel or other counsel reasonably acceptable to the Company) in connection with such disposition and the Purchaser will be entitled to transfer such Restricted Securities free of the restrictions imposed by this section 8 upon the issuance to the Company of the opinion of such counsel, provided that such opinion is reasonably acceptable to the Company and to the effect that be the proposed distribution would not be in violation of the Securities Act or any applicable state securities or blue sky law. Each certificate and/or warrant, if any, issued upon or in connection with such transfer shall bear the applicable restrictive legend set forth in section
8.1 of this section 8, unless in the opinion of such counsel such legend is no longer required to ensure compliance with the Securities Act or applicable state securities or blue sky laws. Notwithstanding the foregoing, the Purchaser shall be permitted to transfer any Restricted Securities to one or more institutional investors or to a nominee in accordance with such laws, provided, that (i) each such investor or nominee represents in writing that it is acquiring such Restricted Securities for investment and not with a view to the distribution thereof (subject, however, to any requirement of law that the disposition thereof shall at all times be within the control of such transferee) aid (ii) each such investor or nominee agrees in writing to be bound by all the restrictions of transfer of such Restricted Securities contained in this section 8.

        8.4    Expenses, Benefits to Certain Transferees.   The Company will
pay the reasonable fees, expenses and disbursements of counsel to the Purchaser (if the Purchaser designates counsel who is not one of its officers or employees) in connection with all opinions rendered to the Company pursuant to this section 8. The Company agrees to afford the benefits of sections 8.3 and 8.5 to any institutional investor to whom any Restricted Security has been transferred pursuant to the last sentence of section 8.3.

        8.5    Termination of Restrictions.   The restrictions imposed by
this section 8 upon the transferability of Restricted Securities shall cease and terminate as to any particular Restricted Securities (i) when such securities shall have been effectively registered under the Securities Act and disposed of in accordance with the registration statement covering such securities, or (ii) when, in the opinions of both counsel for the holder thereof (who may be its in-house counsel or other counsel reasonably acceptable to the Company) and counsel for the Company, such restrictions are no longer required in order to ensure compliance with the Securities Act. The Company agrees to request an opinion of its counsel as contemplated by clause (ii) of the preceding sentence upon receipt of such an opinion of counsel for the holder of a Restricted Security, it shall not be necessary that any opinion of the Company's counsel be delivered in order for the requirements of said clause (ii) to be satisfied. Whenever such restrictions shall terminate as to any Restricted Securities, the holder thereof shall be entitled to receive from the Company, without expense (other than transfer taxes, if any), new securities of like tenor not bearing the restrictive legend set forth in section 8.1.

     9. Availability of Information.   At any time after any of the Common
Stock is registered under the Exchange Act, the Company will comply with the reporting requirements of sections 13 and 15(d) of such Act (whether or not it shall be required to do so pursuant to such sections) and will comply with all other public information reporting requirements of the Commission (including Rule 144 promulgated by the Commission under the Securities Act) from time to time in effect and relating to the availability of an exemption from the Securities Act for the sale of any Restricted Securities. The Company will also cooperate with each holder of any Restricted Securities in supplying such information as may be necessary for such holder to complete and file any information reporting forms presently or hereafter required by the commission as a condition to the availability of an exemption from the Securities Act of the sale of any Restricted Securities. The Company will furnish to each holder of any Warrants, promptly upon their becoming available, copies of all financial statements, reports, notices and proxy statements sent or made available generally by the Company to its stockholders in their capacity as stockholders, and copies of all regular and periodic reports and all registration statements and prospectuses filed by the Company with any securities exchange or with the Commission.

     10.       Reservation of Stock, etc.   The Company will at all times
reserve and keep available, solely for issuance and delivery upon the exercise of the Warrants, the number of shares of Common Stock of each class (or Other Securities) from time to time issuable upon the exercise of all Warrants at the time outstanding. All such securities shall be duly authorized and, when issued upon such exercise, shall be validly issued and, in the case of shares, fully paid and nonassessable with no liability on the part of the holders thereof.

     11.       Listing on Securities Exchange.   At any time after any of
the Common Stock is registered under the Exchange Act, the Company will, at its expense, use its best efforts to obtain and maintain the approval for listing on any national securities exchange or NASDAQ upon official notice of issuance of all shares of the Common Stock receivable upon the exercise of the Warrants at the time outstanding and to maintain the listing of such shares after their issuance; and the Company will use its best efforts to so list on such national securities exchange or NASDAQ, as the case may be, and to maintain such listing of, any Other Securities that at any time are issuable upon exercise of the Warrants after any such Other Securities have been registered under the Securities Exchange Act of 1934.

     12.       Ownership, Transfer and Substitution of Warrants.

        12.1   Ownership of Warrants.   The Company may treat the Person in
whose name any Warrant is registered on the register kept at the principal office of the Company as the owner and holder thereof for all purposes, notwithstanding any notice to the contrary, except that, if and when any Warrant is properly assigned in blank, the company may (but shall not be obligated to) treat the bearer thereof as the owner of such Warrant for all purposes, notwithstanding any notice to the contrary. Subject to section 8, a Warrant, if properly assigned, may be exercised by a new holder without first having a new Warrant issued.

        12.2   Transfer and Exchange of Warrants.   Upon the surrender of
any Warrant, properly endorsed, for registration of transfer of for exchange at the principal office of the Company, the company at its expense will (subject to compliance with section 8, if applicable) execute and deliver to or upon the order of the holder thereof a new Warrant or Warrants of like tenor, in the name of such holder or as such holder (upon payment by such holder of any applicable transfer taxes) may direct, calling in the aggregate on the face or faces thereof for the number of shares of Common Stock called for on the face or faces of the Warrant or Warrants so surrendered.

        12.3   Replacement of Warrants.   Upon receipt of evidence
reasonably satisfactory to the Company of the loss, theft, destruction or mutilation of any Warrant and, in the case of such loss, theft or destruction of any Warrant held by a Person other than the Purchaser or any institutional investor, upon delivery of indemnity reasonably satisfactory to the Company in form and amount or, in the case of any such mutilation, upon surrender of such Warrant for cancellation at the office of the Company maintained pursuant to paragraph (a) of section 12.2 or the principal office of the Company, the Company at its expense will execute and deliver, in lieu thereof, a new Warrant of like tenor.

     13.       Definitions.   As used herein, unless the context otherwise
requires, the following terms have the following respective meanings:

        Additional Shares of Common Stock: all shares (including treasury shares) of Common Stock issued or sold (or, pursuant to section 2.3 or 2.4, deemed to be issued) by the Company after the date hereof, whether or not subsequently reacquired or retired by the Company, other than shares issued upon the exercise of (a) the Company's Series A Warrants initially exercisable for 187,500 shares of Common Stock of the Company.

        Business Day:   any day other than a Saturday, Sunday or any other
day on which commercial banks are authorized by law to be closed in Honolulu, Hawaii.

        Commission:   the Securities and Exchange Commission or any other
Federal agency at the time administering the Securities Act.

        Common Stock: the meaning specified in the opening paragraphs of this Warrant, including any corporation which shall succeed to or assume the obligations of the Company hereunder in compliance with section 3.

        Consolidated Net Operating Income: for any period, net income (or loss), excluding extraordinary items, of the Company and its Subsidiaries for the period in question, determined in accordance with generally accepted accounting principles on a consolidated basis, after restoring thereto amounts deducted for (a) depreciation and amortization; (b) the aggregate amount (determined in accordance with generally accepted accounting principles on a consolidated basis) of interest paid or payable during such period by the Company and its Subsidiaries in respect of all indebtedness for borrowed money and capitalized leases; and (c) taxes in respect of income and profits.

        Convertible Securities: any evidences of indebtedness, shares of stock (other than Common Stock) or other securities directly or indirectly convertible into or exchangeable for Common Stock.

        Current Market Price: on any date specified herein for the determination thereof, (a) the average daily Market Price for those days during the period of 20 days, ending on such date, on which the national securities exchanges were open for trading, and (b) if the Common Stock is not then listed or admitted to trading on any national securities exchange or quoted in the over-the-counter market, the Market Price on such date.

        Exchange Act: the Securities Exchange Act of 1934, or any similar Federal statute, and the rules and regulations of the Commission thereunder, all as the same shall be in effect at the time.

        Market Price: per share of Common Stock on any date specified herein, (a) the last sale price, regular way, on such date or, if no such sale takes place on such date, the average of the closing bid and asked prices on such date, in each case as officially reported on the principal national securities exchange on which the Common Stock is then listed or admitted to trading, or (b) if the Common Stock is not then listed or admitted to trading on any national securities exchange but is designated as a national market system security by the NASD, the last trading price of the Common Stock on such date, or (c) if there shall have been no trading on such date or if the common Stock is not so designated, the average of the reported closing bid and asked prices of the Common Stock on such date as shown by NASDAQ and reported by any member firm of the New York Stock Exchange selected by the Company, or (d) if neither (a), (b) nor (c) is applicable, a price per share equal to (i) the product of ten multiplied by Consolidated net Operating Income of the Company for the most recently completed period of 12 consecutive months ending prior to the date of determination thereof, less Total Debt as of such date, plus cash and marketable securities included in the assets of the Company and its subsidiaries as of such date in accordance with generally accepted accounting principles, divided by (ii) the total number of shares of Common Stock outstanding on the date of determination thereof (assuming for such purpose the exercise of all other Warrants then outstanding).

        NASD: the National Association of Securities Dealers.

        NASDAQ: the National Association of Securities Dealers Automated Quotation System.

        Options: rights, options or warrants to subscribe for, purchase or otherwise acquire either Common Stock or Convertible Securities.

        Other Securities: any stock (other than Common Stock) and other securities of the Company or any other Person (corporate or otherwise) which the holders of the Warrants at any time shall be entitled to receive, or shall have received, upon the exercise of the Warrants, in lieu of or in addition to Common Stock, or which at any time shall be issuable or shall have been issued in exchange for or in replacement of Common Stock or Other Securities pursuant to section 3 or otherwise.

        Person: a corporation, an association, a partnership, an organization, or business, an individual, a government or political subdivision thereof or a governmental agency.

        Purchase Agreement: the meaning specified in the opening paragraphs of this Warrant.

        Purchaser: the meaning specified in the opening paragraphs of this Warrant.

        Restricted Shares: (a) any Warrants bearing the applicable legend set forth in section 8.1, (b) any shares of Common Stock (or Other Securities) issued upon the exercise of Warrants which are evidenced by a certificate or certificates bearing the applicable legend set forth in such section, (c) any shares of Common Stock (or Other Securities) issued subsequent to the exercise of any of the Warrants as a dividend or other distribution with respect to, or resulting from a subdivision of the outstanding shares of common Stock (or Other Securities) into a greater number of shares by reclassification, stock splits or otherwise, or in exchange for or in replacement of the Common Stock (or other Securities) issued upon such exercise, which are evidenced by a certificate or certificates bearing the applicable legend set forth in such section, and
9d) unless the context otherwise requires, any shares of Common Stock (or Other Securities) issuable upon the exercise of Warrants, which, when so issued, will be evidenced by a certificate or certificates bearing the applicable legend set forth in such section.

        Securities Act: the Securities Act of 1933, or any similar Federal statute, and the rules and regulations of the commission thereunder, all as the same shall be in effect at the time.

        Total Debt: all indebtedness of the Company and its Subsidiaries (without duplication), determined in accordance with generally accepted accounting principles, in respect of borrowed money and capitalized leases.

        Warrants: the meaning specified in the opening paragraphs of this Warrant.

        Warrant Price: the meaning specified in section 2.

     14.       Remedies.   The Company stipulates that the remedies at law
of the holder of this Warrant in the event of any default or threatened default by the Company in the performance of or compliance with any of the terms of this Warrant are not and will not be adequate, and that, to the extent permitted by applicable law, such terms may be specifically enforced by a decree for the specific performance of any agreement contained herein or by an injunction against a violation of any of the terms hereof or otherwise.

     15.       No Rights or Liabilities as Stockholder.   Nothing contained
in this Warrant shall be construed as conferring upon the holder hereof any rights as a stockholder of the Company or as imposing any obligation on such holder to purchase any securities or as imposing any liabilities on such holder as a stockholder of the Company, whether such obligation or liabilities are asserted by the Company or by creditors of the Company.

     16.       Notices.   All notices an other communications provided for
herein shall be delivered or mailed by first class mail, postage prepaid, addressed (a) if to any holder of any Warrant, at the registered address of such holder as set forth in the register kept at the principal office of the Company or (b) if to the Company, at its principal office, 745 Fort Street, 10th Floor, Honolulu, Hawaii 96813, or at the address of such other principal office of the Company as the Company shall have furnished to each holder of any Warrants in writing; provided, however, that the exercise of any Warrant shall be effective in the manner provided in section 1.

     17.       Miscellaneous.   This Warrant and any term hereof may be
changed, waived, discharged or terminated only by an instrument in writing signed by the party against which enforcement of such change, waiver, discharge or termination is sought. Any provision of this Warrant which shall be prohibited or unenforceable in any jurisdiction shall, as to such jurisdiction, be ineffective to the extent of such prohibition or unenforceability without invalidating the remaining provisions hereof, and any such prohibition or unenforceability in any jurisdiction shall not invalidate or render unenforceable such provision in any other jurisdiction. To the extend permitted by applicable law, the Company waives any provision of law which shall render any provision hereof prohibited or unenforceable in any respect. This Warrant shall be governed by the laws of the State of Hawaii. The headings of this Warrant are inserted for convenience only and shall not be deemed to constitute a part hereof.

     18.       Expiration.   The Company will give the holder of this
Warrant no less than six months nor more than nine months written notice of the expiration of the right to exercise this Warrant. The right to expire at 5:00 p.m., Hawaii time, on June 29, 2003 unless the Company shall fail to give such notice as aforesaid, in which event the right to exercise this Warrant shall not expire until 5:00 p.m., Hawaii time, on a date six months after the date on which the Company shall give written notice of the expiration of the right to exercise this Warrant.

                         THE CASTLE GROUP, INC.


                         By:    /s/ Rick Wall
                            --------------------------------------------
                              Name: Rick Wall
                              Title: Chairman, Chief Executive Officer

                            FORM OF SUBSCRIPTION

               [To be executed only upon exercise of Warrant]

                          to THE CASTLE GROUP, INC.


     The undersigned registered holder of the within Warrant hereby irrevocably exercises such Warrant for and purchases thereunder, _______________* shares of Common Stock of THE CASTLE GROUP, INC. and herewith makes payment of $__________________ therefor, and requests that the certificates for such shares be issued in the name of, and delivered to _______________________________ whose address is:__________________________
____________________________.








Dated:


_________________________________________________
(Signature must conform in all respects to name of holder as specified on the face of Warrant)


_________________________________________________
(Street Address)



_________________________________________________
(City)(State)(Zip Code)

* Insert here the number of shares called for on the face of this Warrant (or in the case of a partial exercise, the portion thereof as to which this Warrant is being exercised), in either case without making any adjustment for additional Common Stock or any other stock or other securities or property or cash which, pursuant to the adjustment provisions of this Warrant, may be delivered upon exercise. In the case of a partial exercise, a new Warrant or Warrants will be issued and delivered, representing the unexercised portion of the Warrant, to the holder surrendering the Warrant.

                             FORM OF ASSIGNMENT

               [To be executed only upon transfer of Warrant]


     For value received, the undersigned registered holder of the within Warrant hereby sells, assigns and transfers unto _________________________________________________ the right represented by such Warrant to purchase ________________________ shares of Common Stock of THE CASTLE GROUP, INC. to which such Warrant relates, and appoints ___________________________________________ Attorney to make such transfer on the books of THE CASTLE GROUP, INC. maintained for such premises purpose, with full power of substitution in the premises.



________________________________________________
(Signature must conform in all respects to name of holder as specified on the face of Warrant)



________________________________________________
(Street Address)


________________________________________________
(City)(State)(Zip Code)






Signed in the presence of:



________________________________________________

                               PROMISSORY NOTE


U.S. $250,000                                               Honolulu, Hawaii
                                                             August 13, 1998


        FOR VALUE RECEIVED, FORTRESS LLC, a South Carolina limited liability corporation ("Maker") promises to pay to the order of The Castle Group, Inc., a Utah corporation (the "Holder") whose address is 745 Fort Street, 10th Floor, Honolulu, Hawaii 96813, or to such other place as the Holder shall from time to time designate in writing, the principal sum of TWO HUNDRED FIFTH THOUSAND AND 00/100 DOLLARS ($250,000.00), or so much thereof as is, from time to time disbursed, together with interest thereon from October 15, 1998 until fully paid at a rate of TEN PERCENT (10%) per annum. Interest shall be calculated, but not compounded, beginning on the basis of 365-day year and the actual number of days elapsed.

        Monthly payments shall be payable on the outstanding principal balance beginning with the first payment on September 15, 1998, the second payment due October 15, 1998 and continuing on the first day of each of the twenty-three (23) months thereafter up to and through September 1, 2000 (the "Maturity Date").

        All outstanding amounts of principal and any accrued interest then unpaid, together with all other unpaid fees, charges or expenses due hereunder, shall become due and payable in full on the Maturity Date, unless sooner due as provided herein.

        The Note may be prepaid in whole or in part at any time without penalty.

        The Maker promises to pay the Holder's reasonable attorney's fees and such other expenses as are incurred to induce or compel the payment of this Note or any portion of the indebtedness, whether suit is brought hereon or not. In the event of a default, and to the extent permitted by law, all payments hereunder will be applied first to charges then due, then to interest, and then to principal.

        If a petition under the Federal Bankruptcy Code or any other similar statute is filed by or against the Maker, or if the Maker shall fail to make any payment of principal, interest or other fees or charges then due under this Note, then, and in any such event, the Holder shall have the option to declare the unpaid principal sum of this Note, together with all charges and interest accrued thereon, to be immediately due and payable, and such principal sum, charges and interest shall thereupon become and be due and payable without presentment, demand, protest or notice of any kind, all of which are hereby expressly waived, and, upon such maturity by acceleration or otherwise, the unpaid principal balance shall thereafter bear interest until fully paid at the rate of Twelve Percent (12%) per annum (based on actual number of days elapsed). Failure to exercise this option shall not constitute a waiver of the right to exercise the same in the event of the same or any subsequent default.

        Except as otherwise provided herein, the Maker, and all others who are now or may become liable for any part of this obligation severally waive presentment, protest, demand and notice of protest, demand, dishonor and nonpayment of this Note and consent to any and all extensions of the time of payment or other provisions hereof, to any other modification hereof, to the release of any security at any time given for the payment hereof, or any part thereof, with or without substitution, and to any release of any parties obligated hereunder or forbearance in the enforcement hereof.

        This Note shall be governed by and construed in accordance with the laws of the State of Hawaii.

        Principal and interest shall be payable to the Holder in lawful money of the United States.

        No provision in this Note may be waived, modified, or canceled orally, but only by an agreement in writing, signed by the Maker and the Holder of this Note.

        IN WITNESS WHEREOF, the Maker has caused this Note to be duly executed.


                         FORTRESS LLC,
                         a South Carolina limited liability corporation



                         By    /s/ Greg Walker
                            ---------------------------------------------
                               Name: Greg Walker
                               Title: Managing Member

                                                          "Maker"

Honolulu, Hawaii                                            July 31, 1998


                               PROMISSORY NOTE


   Whereas, as of July 31, 1998, THE CASTLE GROUP, INC., a Utah corporation, hereinafter referred to as "CGI" advanced $435,000 to HANALEI BAY INTERNATIONAL INVESTORS, a Hawaii limited partnership, hereinafter referred to as "HBII",

   Whereas, HBII is currently in the negotiating stages of either a joint venture agreement or a sale of its interest in approximately 85 individual condominium units, a restaurant and a bar located within the Hanalei Bay Resort, located in Princeville, Hawaii,

   Whereas, the new owners or joint venture shall proceed to sell the 85 individual condominium units via timeshare,

   Whereas, the sale/joint venture agreement currently being negotiated by HBII shall provide for HBII receiving a share of the future cashflows from the sale of the 85 condominium units via timeshare,

   Now therefore, the parties agree to the following:

1. Interest on the amounts advanced shall accrue at the rate of 12% per annum until the entire principal is paid in full. Interest shall commence as of August 1, 1998 and shall be paid monthly, on or before the end of each month.

2. The entire principal and unpaid interest shall be due in full on or before March 31, 1999.

3. HBII shall pay to CGI the sum of one percent (1%) of the net cashflows it receives from the sale of timeshare intervals, such cashflows being received from the new joint venture entity or the acquiror of the 85 individual condominium units, restaurant and bar operations.

4. All payments shall be in lawful monies of the United States of America.

5. HBII hereby waives presentment, demand for payment, notice of protest, and protest, and all other notices or demand in connection with the delivery, acceptance, performance, default or guaranty of this Agreement.

6. In the event of default in the payment of this note at maturity and this note is placed in the hands of an attorney for collection, a reasonable amount will be added as a collection charge.

7. This agreement shall be construed under the laws of the State of Hawaii. If any clause or section in this agreement is deemed to be in violation of any laws or statutes, it shall not affect the validity of any other clauses in this agreement.

   In witness thereof, the parties have set their hands to this Promissory Note effective as of the day and year written above.


HANALEI BAY INTERNATIONAL INVESTORS   THE CASTLE GROUP, INC.
"HBII"                           "CGI"
By HBII Management, Inc.
Its Managing General Partner


By    /s/ Rick Wall                   By    /s/ Michael S. Nitta
   --------------------------------      -----------------------------
      Its President                              Its CFO

Honolulu, Hawaii                                             July 15, 1998


                               PROMISSORY NOTE


   Whereas, on January 15, 1998, Kelvin M. Bloom advanced $60,000 to The Castle Group, Inc. and both parties executed a Promissory Note (the "note") for $60,000;

   Whereas, on January 29, 1998, the note was amended to extend the due date to July 15, 1998,

   Whereas, as of July 15, 1998, the outstanding principle balance on the note was $58,800,

   Whereas, on July 1, 1998, Kelvin Bloom advanced an additional $60,000 to The Castle Group,

   Now therefore, the parties agree to the following:

   The note dated January 15, 1998, as amended, is canceled and replaced with this Promissory Note under the following terms and conditions:

1. The initial principle balance shall be $118,800 and shall bear interest at 10% per annum.

2. The Castle Group will make monthly principle and interest payments of TWO THOUSAND DOLLARS ( $2,000.00 ) per month, which includes principle and interest, on or before the fifteenth day of each month beginning August 15, 1998.

3. All payments shall be in lawful monies of the United States of America.

4. The Promissory Note shall be due in full at the earliest to occur of:

   a.   August 15, 1999,

   b. The Castle Group receives funding from the secondary offering it has registered with the Securities & Exchange Commission,

   c. When The Castle Group receives funding via any private placement, equity infusion or bank financing in addition to what is currently outstanding to any financial or other institution.

5. The Castle Group Inc. hereby waives presentment, demand for payment, notice of protest, and protest, and all other notices or demand in connection with the delivery, acceptance, performance, default or guaranty of this Agreement.

6. In the event of default in the payment of this note at maturity and this note is placed in the hands of an attorney for collection, a reasonable amount will be added as a collection charge.

   In witness thereof, the parties have set their hands to this Promissory Note effective as of the day and year written above.

THE CASTLE GROUP, INC.                          KELVIN M. BLOOM

By  /s/ Michael S. Nitta                   By    /s/ Kelvin M. Bloom
   -----------------------------         --------------------------
    Its Chief Financial Officer


By  /s/ Motoko Takahashi
   -----------------------------
     Its Secretary

Honolulu, Hawaii                                         July 15, 1998


                               PROMISSORY NOTE


   Whereas, on January 15, 1998, Michael S. Nitta advanced $50,000 to The Castle Group, Inc. and both parties executed a Promissory Note (the "note") for $50,000;

   Whereas, on January 29, 1998, the note was amended to extend the due date to July 15, 1998,

   Whereas, as of July 15, 1998, the outstanding principle balance on the note was $48,800,

   Now therefore, the parties agree to the following:

   The note dated January 15, 1998, as amended, is canceled and replaced with this Promissory Note under the following terms and conditions:

1. The interest rate on the Promissory Note will be at 10% per annum.

2. The Castle Group will make monthly principle and interest payments of SIX HUNDRED DOLLARS ( $600.00 ) per month, which includes principle and interest, on or before the fifteenth day of each month beginning August 15, 1998.

3. All payments shall be in lawful monies of the United States of America.

4. The Promissory Note shall be due in full at the earliest to occur of:

   a.   August 15, 1999,

   b. The Castle Group receives funding from the secondary offering it has registered with the Securities & Exchange Commission,

   c. When The Castle Group receives funding via any private placement, equity infusion or bank financing in addition to what is currently outstanding to any financial or other institution.

5. The Castle Group Inc. hereby waives presentment, demand for payment, notice of protest, and protest, and all other notices or demand in connection with the delivery, acceptance, performance, default or guaranty of this Agreement.

6. In the event of default in the payment of this note at maturity and this note is placed in the hands of an attorney for collection, a reasonable amount will be added as a collection charge.

   In witness thereof, the parties have set their hands to this Promissory Note effective as of the day and year written above.

THE CASTLE GROUP, INC.                          MICHAEL S. NITTA


By   /s/ Kelvin M. Bloom                   By    /s/ Michael S. Nitta
   ------------------------------             -----------------------------
    Its Chief Operating Officer


By   /s/ Motoko Takahashi
   ------------------------------
     Its Secretary

(Bank Logo)
HAWAII NATIONAL BANK


                                           October 27, 1998



Mr. Michael Nitta
Chief Financial Officer
THE CASTLE GROUP, INC.
745 Fort Street Mall, 10th Flr.
Honolulu, Hawaii 96813

Dear Mr. Nitta

   Please be advised that Hawaii National Bank ("the Bank") has approved your request to extend its loan no. 1181-000262 in the current principal amount of $300,000.00 to a new maturity date of December 20, 1998. The said loan represents the sole remaining outstanding advance drawn under the Bank's former line of credit to Castle Group, Inc., Castle Resorts & Hotels, Inc. and KRI, Inc. (collectively referred to as "the Borrower") that was terminated on July 15, 1998. Inasmuch as the subject loan is supported by the personal guaranties of Rick Wall, Hideo Nomura, Kimo Keawe and John Tedcastle, the said maturity extension is subject to the Bank obtaining written concurrence of the extension from each of the respective guarantors.

   Should you have any questions, please feel free to call me at 524-1311.


                                      Sincerely,

                                      /s/ Dwight H. Asato
                                      ----------------------------------
                                      Dwight H. Asato
                                      Vice President & Regional Manager

















      841 Bishop Street * Honolulu, Hawaii 96813 * Phone (808) 524-1311 Mailing address: P.O. Box 3740 * Honolulu, Hawaii 96812 * Fax (808) 545-4822

(Bank Logo)
CITY BANK
Main Office
201 Merchant Street
Honolulu, Hawaii 96813-2992


October 27, 1998

The Castle Group, Inc.
745 Fort Street, Suite 1000
Honolulu, Hawaii 96813


Attention: Mr. Michael Nitta
              Vice President and Chief Financial Officer

Re:           Commercial Loan No.  88-028635-50

Dear Mr. Nitta:

We are pleased to inform you that City Bank has approved an extension to the above loan to December 31, 1998.

With the payment of an extension fee of $250.00, the interest rate, terms and conditions of the loan shall remain unchanged except for the new maturity date. Also, we will need to collect accrued loan interest up to the date of extension (October 28, 1998) of $8,493.15 and shall debit the corporate account per your instructions.

Please call me at 535-2812 if you have any questions.

Thank you.

Sincerely,


/s/ Roy Yanaoshi
------------------------------
Roy Yanaoshi
Vice President
Corporate Loan Department