Form 10QSB
period 1998-10-31
CASTLE GROUP INC
filed 1998-12-15
CIK 918543

                   U.S. Securities and Exchange Commission

                           Washington, D.C. 20549

                                 FORM 10-QSB

(Mark One)

  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended October 31, 1998

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

                          Yes [ x ]       No [   ]

Number of shares outstanding of each of the Registrant's classes of stock, as of November 30, 1998:

                  Common stock, $.02 par value - 5,311,130


        Transitional Small Business Disclosure Format (check one):
                            Yes [ x ]    No [   ]






Page 1 of 28 sequentially numbered pages

                           THE CASTLE GROUP, INC.
                                FORM 10-QSB
                             TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


Consolidated Balance Sheets as of October 31, 1998 (unaudited)
  and July 31, 1998................................................    3


Consolidated Statements of Operations for the Quarter
 ended October 31, 1998 and October 31, 1997 (unaudited)...........    4


Consolidated Statements of Cash Flows for the Quarter Ended
  October 31, 1998 and October 31, 1997 (unaudited)................    5


Notes to the Consolidated Financial Statements (unaudited).........    6


Item 2.   Management's Discussion and Analysis and
          Plan of Operation........................................   14


PART II. OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders.......   21


Item 5.  Other Information.........................................   21


Item 6.  Exhibits and Reports on Form 8-K..........................   21


SIGNATURES.........................................................   28

                       PART 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements
                    THE CASTLE GROUP, INC. AND SUBSIDIARY
Consolidated Balance Sheets - October 31, 1998 (Unaudited) and July 31, 1998
ASSETS                                       October 1998      July 1998
Current Assets
 Cash                                        $    171,120   $    245,969
 Accounts Receivable, Net                       1,121,471      1,013,418
 Prepaid Expenses                                  36,292         22,074
 Restricted Cash                                   19,941         19,941
 Notes Receivable, current (Note 3)               530,600        530,600
 Due from Related Parties                         964,593        844,798
                                             -------------  -------------
Total Current Assets                            2,844,017      2,676,800
Other Assets:                                -------------  -------------
 Furniture Fixtures & Equipment, Net               64,439         61,136
 Notes receivable, noncurrent (Note 3)            154,400        154,400
 Investment in HBII Timeshare Program              57,602         58,906
 Deposits                                           1,750         25,647
 Organization Costs                                  --            2,585
                                             -------------  -------------
Total Other Assets                                213,752        241,538
                                             -------------  -------------
TOTAL ASSETS                                 $  3,122,208   $  2,979,474
LIABILITIES & STOCKHOLDERS' EQUITY           =============  =============
Current Liabilities
 Accounts Payable                            $  1,037,020   $    889,407
 Vacation Payable                                 114,455        108,855
 Wages Payable                                     85,190         76,485
 Taxes Payable                                     28,998         26,359
 Due to Related Parties, current                  505,368        374,500
 Notes Payable, Current                           750,000        750,000
 Deferred Income                                   26,667         26,667
 Other Accrued Liabilities                        268,174        281,905
                                             -------------  -------------
Total Current Liabilities                       2,815,872      2,534,178
Deferred Income                                   122,482         53,333
Due to Related Parties, non-current                  --          152,500
                                             -------------  -------------
Total Liabilities                               2,938,354      2,740,011
Stockholders' Equity
Common stock, $.02 par, 20,000,000 shares
authorized, 5,311,130 issued and outstanding      106,223        106,223
 Capital in excess of par                       2,539,175      2,539,175
 Accumulated Deficit                           (2,461,544)    (2,405,935)
                                             -------------  -------------
Total Stockholders' Equity                        183,854        239,463
                                             -------------  -------------
Total Liabilities and Stockholders' Equity    $ 3,122,208   $  2,979,474
                                             =============  =============
The accompanying notes are an integral part of the consolidated financial statements.

                    THE CASTLE GROUP, INC. AND SUBSIDIARY
                   Consolidated  Statements of Operations
               for the quarter ended October 31, 1998 and 1997
                                 (Unaudited)


                                             Three Months Ended
                                        October 1998        October 1997
                                        -------------       -------------
Revenue
 Hotel revenue and management fees      $    910,181        $  1,185,251
 Other Income                                210,415             162,624
                                        -------------       -------------

Total Revenues                             1,120,596           1,347,875
Expenses
 Payroll and benefits                        525,394             478,386
 Hotel Operating Expenses                      1,655             477,715
 Professional fees                            35,384              57,965
 Reservations                                257,369             206,505
 Depreciation and Amortization                 8,736               7,605
 Rent                                        100,590             104,087
 Travel and entertainment                     46,295              49,666
 Office expenses                              13,858              15,209
 Utilities                                    12,204              11,371
 Taxes, other than income                     45,133              33,174
 Advertising and marketing                    33,559              24,659
 Outside sales offices                        35,358              11,430
 Insurance                                    17,391              18,235
 Other                                        10,123              13,446
                                        -------------       -------------
Total Expenses                             1,143,049           1,509,453
                                        -------------       -------------
Operating Loss                           (    22,453)        (   161,578)
Other Expenses
 Interest Expense                             33,159              11,902
                                        -------------       -------------

Net Loss                                $(    55,612)       $(   173,480)
                                        =============       =============

Per Share Data
Basic Earnings
  Net Loss                              $(       .01)       $(      .03)

Diluted Earnings
  Net Loss                              $(       .01)       $(      .03)


The accompanying notes are an integral part of the consolidated financial statements.

                   THE CASTLE GROUP, INC. AND SUBSIDIARY
                   Consolidated Statements of Cash Flows
               Three months ended October 31, 1998 and 1997
                               ( Unaudited )

                                                  Three Months Ended
                                             October 1998   October 1997
Cash Flows From Operating Activities
Net Loss                                     ($   55,612)   ($  173,480)
Adjustments to reconcile net loss to net
 cash used in operating activities-
  Depreciation and amortization                    8,736          7,605
Changes in assets and liabilities-
 Decrease (Increase) in accounts receivable  (   108,053)        18,187
 Increase in due from related parties        (   119,795)   (    71,782)
 Increase in prepaid expenses                (    14,218)   (    56,365)
 Increase (Decrease) in deferred income           69,149    (    25,410)
 Increase in accounts payable                    147,613        179,968
 Increase (Decrease) in wages payable              8,705    (     3,234)
 Increase (Decrease) in vacation payable           5,600    (    21,134)
 Increase (Decrease) in taxes payable              2,639    (    24,686)
 Decrease in other accrued liabilities       (    13,731)   (    19,459)
                                             ------------   ------------
Net cash used in operating activities        (    68,967)   (   189,790)
                                             ------------   ------------
Cash Flows From Investing Activities
 Purchase of furniture, fixtures & equipment (     9,451)   (     1,791)
  Stock subscription received                       --           40,645
  Receipt (Payment) of deposits                   23,897    (     8,309)
  Investment in HBII Timeshare                     1,304            549
                                             ------------   ------------
Net cash provided by investing activities         15,750         31,094
                                             ------------   ------------
Cash Flows from Financing Activities
 Repayment to related parties                (    21,632)          --
                                             ------------   ------------
Net cash flow from financing activities      (    21,632)          --
                                             ------------   ------------
Net Decrease in Cash                         (    74,849)   (   158,696)
Cash at Beginning of Period                      245,969        268,938
                                             ------------   ------------
Cash at End of Period                        $   171,120    $   110,242
                                             ============   ============

Supplemental disclosure of cash flow
 Information
  Cash paid during the year for interest     $    33,159    $    11,901
                                             ============   ============

The accompanying notes are an integral part of the consolidated financial statements.

                    THE CASTLE GROUP, INC. AND SUBSIDIARY
           Notes to Consolidated Financial Statements (unaudited)


The accompanying consolidated financial statements of The Castle Group, Inc., its wholly owned subsidiary, KRI, Inc. and KRI, Inc.'s wholly-owned subsidiary, HPR Advertising, Inc. for the three months ended October 31, 1998 have been prepared in accordance with generally accepted accounting principles. These consolidated financial statements have not been audited by independent public accountants, but include all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management , necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. The consolidated financial statements of The Castle Group, Inc. and Subsidiary (the "Company") does not include all disclosures associated with annual financial statements and accordingly, should be read in conjunction with the annual consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended July 31, 1998, as filed with the Securities and Exchange Commission. A copy of this report is available from the Company upon request. The results of operations for the three months ended October 31, 1998 are not necessarily indicative of the operating results for the remainder of the year.

NEW ACCOUNTING PRONOUNCEMENTS-

Effective August 1, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which established standards for reporting comprehensive income. The adoption of this statement had no impact of the Company's consolidated financial statements since the Company had no items of other comprehensive income during the period ended October 31, 1998 of 1997, respectively.

Effective August 1, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 established standards for reporting operating segments and requires certain other disclosures about products and services, geographic areas and major customers. The disclosure requirements are effective for the year ending July 31, 1999. SFAS No. 131 requires interim financial statements to include selected information about operating segments beginning the quarter
ended October 31, 1999.   The adoption of SFAS No. 131 is not expected to
have a material effect on the Company's consolidated financial statements.

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

CASH AND CASH EQUIVALENTS-

The Company considers all highly liquid investments with a maturity date of three months or less when purchased to be cash equivalents.

INCOME RECOGNITION-

The Company recognizes income from the management of resort properties according to terms of its various management contracts.

DEFERRED INCOME-

During the year ended July 31, 1998, the Company received a signing bonus of $80,000 as a result of a contract entered into with a vendor to provide services over a three-year period. Income is recognized on the straight line method over the term of the contract.

During the quarter ended October 31, 1998, the Company received an improvement allowance of $56,475 as a result of a contract entered into with its landlord over a 69 month period. The allowance is recognized on a straight line method over the term of the contract.

PER SHARE DATA-

Effective August 1, 1997, the Company adopted SFAS No. 128, "Earnings per Share," which specifies the computation, presentation and disclosure requirements for earnings per share.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share as of October 31, 1998 and 1997, respectively.

                                                              1998
                                   ----------------------------------------------------------
                                      Income         Shares            Per Share
                                   (Numerator)         (Denominator)          Amount
Basic:
  Net Loss                              ($   55,612)           5,311,130        ($      .01)
Effect on dilutive securities-
  Stock subscriptions, options and warrants              --                 25,000                --
                                   ------------        -------------       -------------
Diluted
 Net loss and assumed conversions            ($   55,612)           5,336,130        ($      .01)
                                   ============        =============       =============


                                                            1997
                                   -----------------------------------------------------------
                                     Income          Shares           Per Share
                                   (Numerator)         (Denominator)         Amount
Basic:
   Net Loss                             ($ 173,480)            5,317,771        ($      .03)
Effect on dilutive securities-
  Stock subscriptions, options and warrants             --                  25,000                --
                                   -----------         -------------       -------------
Diluted
 Net loss and assumed conversions            ($ 173,480)            5,342,771        ($      .03)
                                   ===========         =============       =============


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

At October 31, 1998 and July 31, 1998, furniture, fixtures and equipment consisted of the following:

                                              10/31/98       07/31/98
                                             ----------     ----------
     Office Furniture and Equipment          $ 219,466      $ 210,013
     Less Accumulated Depreciation            (155,027)     ( 148,877)
                                             ----------     ----------
                                             $  64,439      $  61,136
                                             ==========     ==========

Depreciation is computed using the declining balance and straight-line methods over the estimated useful life of the assets (5 to 7 years).

ORGANIZATION COSTS-

Organization costs are recorded at cost and are being amortized on a straight-line basis over 5 years. At October 31, 1998 and July 31, 1998, the balances were as follows:

                                                   10/31/98      07/31/98
                                                  ----------     ----------
     Organizational Costs                         $  51,714      $  51,714
     Less Accumulated Amortization                 ( 51,714)      ( 49,129)
                                                  ----------     ----------
                                                  $    --        $   2,585
                                                  ==========     ==========

RELATED PARTY TRANSACTIONS:

Hanalei Bay International Investors-

The Company has a hotel management agreement with Hanalei Bay International Investors (HBII) to manage the Hanalei Bay Resort (HBR). The managing general partner of HBII is also the Chairman and Chief Executive Officer of the Company. Under the agreement, the Company is to receive management and incentive fees based on a percentage of gross total revenue and net income respectively. The Company also receives reservation fees based on a percentage of gross room revenues and a marketing fee based on a percentage
of gross revenue.   At October 31, 1998 and July 31, 1998, the Company had
receivable balances of $964,593 and $844,798, respectively, from HBII.

The Company also had a note receivable as of October 31, 1998 in the amount of $435,000. The loan was made to HBII to fund the operations of HBII. Interest on this note receivable is due on a monthly basis with interest accruing at 12% per annum. The principal and any unpaid interest on the note is due on March 31, 1999.

Reservation Services-

Reservation services are provided by Hawaii Reservation Center Corporation, wholly owned by a stockholder/director who has a 2% interest in the Company. Reservations services expense for the quarters ended October 31, 1998 and 1997 was $257,369 and $206,505, respectively. The Company had a payable balance to Hawaii Reservation Center Corporation of $199,863 and $13,978 as of October 31, 1998 and 1997, respectively.

Due to Related Parties-

The Company had the following related party loan balances as of October 31, 1998 and July 31, 1998:

                                            October 1998    July 1998
6% loans from stockholders, $18,000 was
 due on January 31, 1997 and $166,400 was
 extended to August 1, 1998                  $ 166,400      $ 184,400

10% loan from Director, due March 31,
  1999                                         175,000        175,000

10% loans from Officers, due August 15,
  1999                                         163,968        167,600
                                             ----------     ----------
                                               505,368        527,000
Less current portion                           505,368        374,500
                                             ----------     ----------
Long term portion                            $    --        $ 152,500
                                             ==========     ==========

In June 1998, the Company issued warrants to acquire up to 87,500 shares of common stock for $2.00 per share, exercisable through June 2003 in exchange for the $175,000 loan made by a director. No warrants were exercised as of October 31, 1998.

LEASES-

The Company has leases for office space, vehicles and equipment expiring at various dates through
2004.  The office leases are renewable for an additional five years.

At October 31, 1998, the future minimum rental commitment under these leases were as follows:

              Schedule of minimum lease payments:

                         1999           $    228,000
                         2000                180,000
                         2001                186,000
                         2002                191,000
                         2003                165,000
                         Thereafter           95,000
                                        -------------

                              Total     $   1,045,000
                                        =============

RESTRICTED CASH-

Restricted cash consists of cash held in client trust accounts and cash pledged as collateral for an equipment lease.

NOTES RECEIVABLE-

The Company had notes receivable balances as of October 31, 1998 and July 31, 1998 as follows:

                                                  Oct 1998        Jul 1998

Notes receivable from third party in monthly
  installments of $10,000 beginning September
  15, 1998, including interest at 10% per
  annum.  Balance of principal and interest
  is due September 1, 2000.  Real estate is
  pledged as collateral                           $ 250,000      $ 250,000
Notes receivable from related parties               435,000        435,000
                                                  ----------     ----------
                                                    685,000        685,000
     Less current portion                           530,600        530,600
                                                  ----------     ----------

     Notes receivable, current portion            $ 154,400      $ 154,400
                                                  ==========     ==========

COMMON STOCK WARRANTS-

In June 1998, the Company issued warrants to acquire up to 187,500 shares of common stock for $2.00 per share, exercisable through June 2003 in exchange for certain loans made to the Company. No warrants were exercised as of October 31, 1998.

In May 1994, the Company issued warrants to acquire up to 25,000 shares of common stock for $1.25 per share, exercisable through May 1999 in exchange for consulting services rendered. No warrants were exercised as of October 31, 1998.

COMMON STOCK OPTIONS-

In May 1997, the Company, as part of a renegotiation of its reservation services agreement, granted an option to purchase 50,000 shares of the Company's common stock at a price of $2 per share to Hawaii Reservations Center Corp., which is wholly owned by a director/ stockholder of the Company. The option may be exercised between May 1997 and 2000 and had not been exercised as of October 31, 1998.

LITIGATION

There are various claims and lawsuits pending against the Company involving complaints which are normal and reasonably foreseeable in light of the nature of the Company's business. In the opinion of management, the resolution of these claims will not have a material adverse effect on the
Company's  financial position.   There were no new lawsuits filed during the
quarter ended October 31, 1998.

NOTES PAYABLE-

At October 31, 1998 and July 31, 1998, notes payable consisted of the following:

                                               10/31/98      07/31/98
$300,000 line of credit from a bank with
drawings due on December 20, 1998, with
interest (10.5% at October 31, 1998) at
2.0% above the bank's base rate.  The
Company's accounts receivable are pledged
as collateral and the Chief Executive
Officer and several of the Company's
directors are guarantors.                    $  300,000     $ 300,000

$250,000 line of credit from a bank with
drawings due on December 31, 1998, with
interest at 10.0% per annum.  The
Company's furniture and equipment are
pledged as collateral and the Company's
Chief Executive Officer is a guarantor.         250,000       250,000

Note payable to various individuals with
interest accruing at 10% per annum.
Principal and any unpaid interest due
on March 31, 1999.  In connection with
the notes, certain common stock warrants
were issued.                                    200,000       200,000
                                             -----------    ----------
Notes Payable, current                       $  750,000     $ 750,000
                                             ===========    ==========

INCOME TAXES-

Significant components of the Company's deferred tax assets and liabilities as of October 31, 1998 and July 31, 1998 are:

                                               10/31/98       07/31/98
                                             -------------  ------------
Deferred tax assets-
   Vacation Pay                              $      7,000   $     7,000
    Noncompetition agreement                      219,000       219,000
    Deferred Income                                32,000        32,000
    Net Operating Loss                            682,000       673,000
                                             -------------  ------------
Deferred tax asset                                940,000       931,000
Deferred tax liability-
    Furniture, fixtures and equipment         (     8,000)   (    8,000)
                                             -------------  ------------
Net Deferred Tax Asset                            932,000       923,000
Valuation Allowance                           (   932,000)   (  923,000)
                                             -------------  ------------
                                             $      --      $     --
                                             =============  ============

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

As of October 31, 1998, the Company had 30 contracts covering 3,400 rooms, all except 68 rooms located in Saipan being situated within the State of Hawaii. Under the management contracts, the Company is typically responsible for the supervision and day to day operations of the property in exchange for a base management fee which is based on gross revenues. In some cases, the Company also participates in the profitability of the properties it manages and may earn an incentive fee which is based on the net operating profits of the managed property. Sales and marketing and reservations fees earned from the properties are based on the gross revenues of the property. The Company is also reimbursed for direct advertising and marketing expenditures it makes on behalf of the property, all in accordance with the terms and conditions of the management contracts. The Company also earns commissions and other fees from the properties managed by providing centralized purchasing services to the hotel owners. Under these arrangements, the net savings to the property owner from centralized purchasing are shared between the Company in the form of commissions and to the property owner in the form of cost savings.

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

The Company is presently in the negotiating stages to obtain management agreements with various other properties located throughout the State of Hawaii and in other Pacific Rim regions.

RESULTS OF OPERATIONS-

FOR THE QUARTERS ENDED OCTOBER 31, 1998 AND 1997

SALES

For the quarters ended October 31, 1998 and 1997, the Company had total revenues of $1,120,596 and $1,347,875, respectively, a decrease of $272,279 or 17%. The decrease in revenues for the quarter ended October 31, 1998 as opposed to the prior year is attributed to the termination of a lease of 167 units operated as a hotel. The lease was terminated on April 30, 1998 and therefore, hotel revenues were zero for the quarter ended October 31, 1998 as compared to $423,842 for the quarter ended October 31, 1997. For the quarter ended October 31, 1998, revenues from the Company's primary source of income, (management fees and management related services,) increased over the prior year by $196,563, or 21%, from $924,033 to $1,120,596.

COSTS AND EXPENSES

Operating expenses for the quarters ended October 31, 1998 and 1997 were $1,143,049 and $1,509,453, respectively, a decrease of $366,414 or 24%. The decrease in operating expenses as opposed to the prior year is attributed to the termination of a lease of 167 units operated as a hotel. The lease was terminated on April 30, 1998 and therefore, operating expenses for the quarter ended October 31, 1998 was only $1,655 as compared to $477,715 for the quarter ended October 31, 1997. For the quarter ended October 31, 1998, operating expenses from the Company's primary source of income, (management fees and management related services,) increased over the prior year by

$109,656, or 11%, from $1,031,738 to $1,141,394.  The increase in management related expenses is attributed to the 21% increase in management related income.

Payroll and benefits increased by $47,008 as a result of the Company increasing its staffing in order to effectively service the increase in the Company's portfolio of management agreements.

Professional fees decreased by $22,581 due to a renegotiation of a consulting agreement the Company entered into with an unrelated party to assist the Company in attaining additional management contracts. The expense for the quarter ended October 31, 1997 was $29,400 as opposed to $5,761 for the quarter ended October 31, 1998.

Reservations expenses increased by $50,864 due to the increased revenues contributed by the additional number of properties managed during the quarter ended October 31, 1998 as opposed to the prior year. Reservations fees are based on the hotel revenues of the properties managed by the Company.

Taxes, other than income increased by $11,959 for the quarter ended October 31, 1998 as compared to the prior year as a result of the increases in management related income.

Outside sales offices expense increased by $23,928 for the quarter ended October 31, 1998 as compared to the prior year as a result of the Company, in July of 1998, entering an general sales agreement with a company located in Asia.

Interest expenses increased by $21,257 as a result of increases in notes payable and amounts due to related parties for the quarter ended October 31, 1998 as compared with the prior year.

NET LOSS

The Company reported a net loss of $55,612 and a net loss of $173,480 for the quarters ended October 31, 1998 and 1997, respectively, a decrease of $117,868 or 68%.

As discussed previously, the decrease in the net loss is attributed to the Company being able to increase its management related income by $196,563. The Company also terminated its lease for 167 condominium units which were operated as a hotel on April 30, 1998. For the quarter ended October 31, 1998 and 1997, the net loss from the hotel operation was $1,655 and $53,873, respectively, which resulted in a $52,218 decrease in the Company's net loss for the quarter ended October 31, 1998 as compared to the prior year.

LIQUIDITY AND CAPITAL RESOURCES-

As of October 31, 1998, total current assets were $2,844,017 and consisted primarily of $1,121,471 in accounts receivable and $964,593 in amounts due from related parties. Total current liabilities were $2,815,872, leaving a net working capital of $28,145.

The Company's primary sources of working capital are cash flow from operations and borrowing. Net cash used in operations was $68,967 for the quarter ended October 31, 1998 as compared to $189,790 for the prior year. Net cash provided by investing activities was $15,750 as compared to $31,094 for the quarters ended October 31, 1998 and 1997, respectively. Net cash used to retire amounts due to related parties was $21,632 for the quarter ended October 31, 1998.

The Company had unrestricted cash of $171,120 and $245,969 at October 31, 1998 and July 31, 1998, respectively.

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

The Company has a $300,000 line of credit which is guaranteed by four of the directors of the Company. The Company has extended the line of credit through December 20, 1998.

In November of 1997, the Company secured an additional line of credit for $250,000 from a local bank. The line of credit was extended to December 31, 1998 and is personally guaranteed by the Chairman and Chief Executive Officer of the Company.

The Company had a net working capital $28,145 and $142,622 as of October 31, 1998 and July 31, 1998, respectively.

As of October 31, 1998 and July 31, 1998, net working capital included liabilities due related parties in the amount of $505,368 and $374,500, respectively. Also included in net working capital is $26,667 in unamortized deferred revenues related to a signing bonus paid to the Company by one of its vendors in July 1998 which is being amortized over three years.

The Company has, in the past, met its financial obligations through its line of credit, the issuance of notes to the former stockholders of KRI, Inc. and a private placement of stock in 1997.

In November of 1998, Hanalei Bay International Investors ("HBII") entered into an agreement for the sale of its interest in the Hanalei Bay Resort. The sale is currently scheduled to close in January of 1999 and upon closing of the sale, the Company shall be able to collect a portion of its $964,593 receivable balance (see Balance Sheet - "Due from Related Parties").

The Company is also in the final negotiating stages for management contracts on numerous properties located in the Pacific Basin. Although no assurances may be given, management is confident that these properties will enter into management contracts with the Company, and that the Company will increase its profitability and liquidity as a result of the increased management fee income.

The Company is also contemplating the private placement of equity. The private placements are planned to be made to high net worth and sophisticated investors in the form of preferred convertible stock. Although no assurance can be given, management is confident that it will be successful in raising additional equity through private placement sales of its stock.

Although no assurances can be given, management believes that it has increased its revenue base to a level which will sustain an annual net operating profit, allowing the Company to meet its current obligations. Management also believes that the combination of the impending sale of HBII, the increase in the Company's property portfolio, the private placement of equity, net cashflow generated from operations and the future availability of credit facilities will be sufficient to fund the operations of the Company in the future.

The Company has no present plans involving the sale or purchase of any properties, assets or business.

PLAN OF OPERATION

The Company is one of the leading regional hotel and resort management companies in the State of Hawaii. At October 31, 1998, the Company had 30 management or sales, reservations and marketing contracts covering 3,400 rooms.

The properties represented by the Company appeal to a wide variety of the public market as the Company manages a wide spectrum of property types from the luxury condominium resorts with room rates of $450 to the small budget inns with room rates of $40. The Company believes that the availability of differing product lines appeals to all levels of business or leisure traveler.

The Company has experienced significant growth since it began operations in November of 1993. From inception to October 31, 1998, the number of contracts has more than doubled, from 13 to 30 and the number of rooms managed also increased from 1,684 to 3,400.

Although no assurances can be given, the Company plans to expand its portfolio of management contracts both within the State of Hawaii and outside of Hawaii in areas such as Saipan, Guam and other Pacific Rim countries. In addition to Hawaii, management believes that there are many opportunities to expand its client base in the emerging markets of the Pacific Basin. In addition to signing on independent hotels and resorts, the Company may achieve its growth through joint venture investments and leases and/or acquisitions of management contracts and/or companies. The Company is currently engaged in various stages of negotiations for the management of several properties located both within Hawaii and the Pacific Basin area.

On August 1, 1997, the Company was successful in entering the foreign market of the Pacific Basin when it consummated a management agreement with the Aquarius Beach Tower, a 68 unit luxury resort located in Saipan. Although no assurance can be given, management believes that it will be able to effectively manage this property and to also continue its growth in the Pacific Basin.

With the increase in management contracts, the number of hotel and resort employees that the Company will supervise may increase significantly. The Company is presently negotiating for both small budget hotels and large luxury condominium resorts and therefore, it is impossible at this time to predict the number of additional employees that it will supervise or that it will be required to hire for the hotels and resorts during the next fiscal year. At October 31, 1998, the Company employed approximately 800 employees and managed an additional 400 on behalf of the property owners.

On July 31, 1995, the Company invested $100,000 into a reorganization plan instituted by HBII. Under terms of the HBII reorganization plan, the eighty seven units owned by HBII will be sold under a timeshare plan and investors in the timeshare plan may receive up to four times their investment over the life of the timeshare plan. As of October 31, 1998, the Company has received a total of $169,592 from this investment. Of the funds received, $42,398 represents a return of the initial investment and $127,194 represents a gain to the Company. Although no assurance can be given, management is confident that it will be able to collect the remaining principal balance of this investment upon the sale of HBII.

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

For its information technology and operating equipment exposures, to date the Company is approximately 75% complete on the remediation phase for all material systems and expects to complete software reprogramming and/or replacement no later than January 31, 1999. After completing the reprogramming and/or replacement of software, the Company's plans call for testing and implementing it's information technology systems. To date, the Company has completed 40% of its testing. The Company has not yet implemented its implementation phase. Completion of the testing phase is expected by January 31, 1999, with all remediated systems fully implemented by March 31, 1999.

With respect to third parties, for systems that interface directly with significant vendors, the Company is 60% complete with its remediation efforts. Testing of all material systems is expected no later than March 31, 1999. Implementation has not yet taken place but is expected to be completed by June 30, 1999. The Company has queried its important suppliers and vendors that do not involve system interface. To date, the Company is not aware of any problems that would materially impact the results of operations, liquidity, or capital resources. The Company has no means of ensuring that these parties will be Year 2000 ready. The inability of those parties to complete their Year 2000 resolution process could materially impact the Company. The affects for non-compliance by third parties where no system interface exists is not determinable.

The Company will utilize both internal and external resources to reprogram, or replace, test, and implement the software and operating equipment for Year 2000 modifications. The total cost of the Year 2000 project is estimated at $50,000 and will be funded through operating cash flows. To date, the Company has incurred approximately $5,000 in expenses related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $45,000 is attributable to the purchase of new software and operating equipment, which will be capitalized or financed through an operating lease.

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


Item 4.     SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of stockholders for the quarter ended October 31, 1998.


Item 5.     OTHER INFORMATION

There is no other information being reported for the current quarter.


Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

The exhibits designated by an asterisk are incorporated herein by reference. The exhibits with page references are filed herewith.

                                                                 Sequential
Exhibit                                                              Page
Number                          Description                             Number
------- -------------------------------------------------------    ---------
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

6.34      Consulting agreement dated July 22, 1998 and effective
          as of June 1, 1998 between the Company and Kimo M.
          Keawe incorporated by reference to Exhibit 6.34 to the
          Company's form 10K-SB for the year ended July 31, 1998.      *

6.35      Form of promissory notes dated June 30, 1998 between
          the Company and Judvhir Parmar for $175,000, K. Roger
          Moses for $50,000, Gary J. Stevens, Susanne L.
          Blankley for $50,000, and Thomas S. Blankley for
          $50,000 incorporated by reference to Exhibit 6.35 to
          the Company's form 10K-SB for the year ended July 31,
          1998.                                                            *

6.36      Form of Common Stock Purchase Warrants dated June 30,
          1998 between the Company and Judvhir Parmar for 87,500
          shares, K. Roger Moses for 25,000 shares, Gary J.
          Stevens for 25,000 shares, Susanne L. Blankley for
          25,000 shares, and Thomas S. Blankley for 25,000
          shares incorporated by reference to Exhibit 6.36 to
          the Company's form 10K-SB for the year ended July 31,
          1998.                                                            *

6.37      Promissory note dated August 13, 1998 in favor of the
          Company from Fortress LLC for $250,000 incorporated by
          reference to Exhibit 6.37 to the Company's form 10K-SB
          for the year ended July 31, 1998.                            *

6.38      Promissory note in favor of the Company from Hanalei
          Bay International Investors for $435,000 dated July
          31, 1998 incorporated by reference to Exhibit 6.38 to
          the Company's form 10K-SB for the year ended July 31,
          1998.                                                            *

6.39      Promissory note dated July 15, 1998 between the
          Company and Kelvin M. Bloom for $118,800 incorporated
          by reference to Exhibit 6.39 to the Company's form
          10K-SB for the year ended July 31, 1998.                         *

6.40      Promissory note dated July 15, 1998 between the
          Company and Michael S. Nitta for $48,800 incorporated
          by reference to Exhibit 6.40 to the Company's form
          10K-SB for the year ended July 31, 1998.                         *

6.41      Letter of extension from Hawaii National Bank
          extending the due date on the $300,000 line of credit
          to December 20, 1998 incorporated by reference to
          Exhibit 6.41 to the Company's form 10K-SB for the
          year ended July 31, 1998.                                        *

6.42      Letter of extension from City Bank extending the due
          date on the $250,000 line of credit to December 31,
          1998 incorporated by reference to Exhibit 6.35 to
          the company's form 10K-SB for the year ended July 31,
          1998.                                                            *


DESCRIPTION OF EXHIBITS

    See item 1 above.

                                 SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             THE CASTLE GROUP, INC.
                                             (Registrant)

December 15, 1998                            /s/    Rick Wall
                                             ---------------------------
                                             Chairman of the Board and
                                             Chief Executive Officer



December 15, 1998                            /s/ Michael S. Nitta
                                             ---------------------------
                                             Chief Financial Officer