Form 10QSB
period 1999-01-31
CASTLE GROUP INC
filed 1999-03-17
CIK 918543

	U.S. Securities and Exchange Commission

	Washington, D.C. 20549

	FORM 10-QSB

(Mark One)

[ X ]    	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    		SECURITIES EXCHANGE ACT OF 1934

              	For the quarterly period ended January 31, 1999

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

	Yes [ x ]       No [   ]

Number of shares outstanding of each of the Registrant's classes of stock, as of February 26, 1999:

	Common stock, $.02 par value - 5,311,130

Transitional Small Business Disclosure Format (check one):

	Yes [ x ]    No [   ]









Page 1 of 29 sequentially numbered pages

	THE CASTLE GROUP, INC.
	FORM 10-QSB
	TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


Consolidated Balance Sheets as of January 31, 1999
 and 1998 (unaudited)...............................................	 3


Consolidated Statements of Operations for the three and six months
 ended January 31, 1999 and 1998 (unaudited)........................	 4


Consolidated Statements of Cash Flows for the six months
  ended January 31, 1999 and 1998
(unaudited).........................................................	 5


Notes to the Consolidated Financial Statements
(unaudited).........................................................	 6


Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operation................................	14


PART II. OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders.........	22


Item 5. Other Information...........................................	23


Item 6.  Exhibits and Reports on Form 8-K...........................	23


SIGNATURES..........................................................	29

PART 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements
	THE CASTLE GROUP, INC. AND SUBSIDIARY
Consolidated Balance Sheets B January 31, 1999 and 1998 (Unaudited)
ASSETS	                           				     		January 1999 	January 1998
Current Assets
 Cash                          		        					$   153,505  	$    98,222
 Accounts Receivable, Net	                 			  1,100,952     1,165,555
 Prepaid Expenses							                          144,342  	    261,608
 Restricted Cash                   	               19,941  	     19,941
 Notes Receivable, current 		             	 	     579,406 	           0
 Due from Related Parties               	  			  1,090,269 	     366,989
                                              -----------  	-----------
Total Current Assets      	                     3,088,415     1,912,315
Property and Equipment, Net 	        			     	  5,059,681  	     77,017
 Other Assets:
 Investment in HBII Timeshare Program        	     56,943  	     59,973
 Deposits 		             				                       1,750  	    143,940
 Organization Costs			                 		   		          0 	       7,757
                                              -----------  	-----------
Total Other Assets  	                        	     58,693  	    211,670
                                              -----------	  -----------
TOTAL ASSETS                          	      	$ 8,206,789  	$ 2,201,002
                                              ===========  	===========
LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
 Accounts Payable                        	   	$ 1,203,172  	$   902,943
 Vacation Payable                         				    101,257  	     93,677
 Wages Payable      	                       		     88,198 	      84,797
 Taxes Payable                   	       			       32,565	       31,851
 Due to Related Parties, current		           	    501,636	      294,400
 Notes Payable, current    	        	     		      750,000	      550,000
 Deferred Income                           			     26,667 	      25,410
 Other Accrued Liabilities                   	    327,094 	     130,913
                                              -----------  	-----------
Total Current Liabilities                    	  3,030,589  	  2,113,991
 Deferred Charges				                      			    144,363 	           0
                                              -----------	  -----------
Total Liabilities		                      					  3,174,952	    2,113,991
Stockholders= Equity
Common stock, $.02 par value, 20,000,000
 shares authorized, 5,311,130 Issued
 & outstanding		                                  106,223	      106,223
Series AB@ Preferred stock, $100 par value,
 5,000,000 Shares authorized, 50,000 Issued
 & Outstanding     			                    				  5,000,000 	           0
 Capital in excess of par value             		  2,539,175	    2,539,175
 Accumulated Deficit                       			 (2,613,561)	  (2,558,387)
                                              -----------	  -----------
Total Stockholders' Equity 	                		  5,031,837  	     87,011
                                              -----------  	-----------
Total Liabilities and Stockholders' Equity		  $ 8,206,789 	 $ 2,201,002
                                              ===========  	===========

The accompanying notes are an integral part of the consolidated financial statements.

	THE CASTLE GROUP, INC. AND SUBSIDIARY
	Consolidated  Statements of Operations
	for the three and six months ended January 31, 1999 and 1998
	(Unaudited)

                      		    	      Three Months Ended		   Six Months Ended
                                  01/31/99	  01/31/98	 01/31/99 	 01/31/98
                                 ----------	----------	----------	----------
Revenue
 Management fees	               	$  823,314	$  892,955	$1,733,495	$1,654,363
 Hotel Operating Revenues	                0	   486,853	         0	   910,695
 Other Income                   	   215,935	   206,400	   426,350	   369,024
                                 ----------	----------	----------	----------
 Total Revenues                 	 1,039,249	 1,586,208	 2,159,845	 2,934,082
                                 ----------	----------	----------	----------
Expenses
Payroll and benefits            	   563,704	   505,371	 1,089,098	   983,757
Hotel Operating Expenses 	              	 0	   484,732	         0	   962,447
Professional fees 		                 40,086	(   12,057)	   75,470 	   45,908
Reservation services	               228,721	   219,596	   486,090	   426,101
Depreciation and
 Amortization  		                     6,250	     7,605	    14,986	    15,210
Rent                         				    95,999	   107,563	   196,589	   211,650
Travel and entertainment 	           27,431	    24,340	    73,726	    74,006
Office expense    	             	    17,375	    12,741	    31,233	    27,950
Utilities                      		    13,103	    11,349	    25,307	    22,720
Taxes, other than income	            44,123 	   44,279	    89,256     77,453
Advertising and marketing	           38,578	    40,795	    72,137	    65,454
Outside sales offices	               51,686     12,201	    87,044     23,631
Insurance                       	    18,018	    19,736	    35,409 	   37,971
Other                         			    14,564	    12,034	    26,342	    25,480
                                 ----------	----------	----------	----------
Total Expenses                 		 1,159,638	 1,490,285	 2,302,687  2,999,738
                                 ----------	----------	----------	----------
Income (Loss)from
 operations	                   		 ( 120,389)    95,923	 ( 142,842) (  65,656)
Other Expenses
 Interest Expense              		    31,626	    16,762	    64,785	    28,663
                                 ----------	----------	----------	----------
Net Income (Loss)              		$( 152,015)$   79,161	$( 207,627)$(  94,319)
                            					==========	==========	==========	==========
Per Share Data
Basic Earnings
  Net Income (Loss)           	 	$(    .03)	$     .02 	$(    .04)	$(    .02)
                                 ==========	==========	==========	==========
Diluted Earnings
  Net Income (Loss)         	   	$(    .03)	$     .02 	$(    .04)	$(    .02)
                                 ==========	==========	==========	==========

The accompanying notes are an integral part of the consolidated financial statements.

THE CASTLE GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
For the six months ended January 31, 1999 and 1998
( Unaudited )
                                             				     Six Months Ended
                                             				January 1999	 January 1998
Cash Flows From Operating Activities
Net Loss                                       		$(  207,627)	$(   94,319)
Adjustments to reconcile net loss to net
 cash used in operating activities-
  Depreciation and amortization                 	     14,986	     15,210
Changes in assets and liabilities-
 Increase in accounts receivable              			 (   87,534)	 (  345,187)
 Increase in due from related parties	          	 (  245,471)	 (  169,258)
 Increase in prepaid expenses 		                	 (  122,268)	 (  171,831)
 Increase (Decrease) in deferred charges	             91,030	  (   50,820)
 Increase in accounts payable                 			    313,765	     289,152
 Increase (Decrease) in taxes payable     	            6,206	  (    4,292)
 Increase (Decrease) in other accrued liabilities     49,304 	 (  117,799)
                                                 ----------- 	-----------
Net cash used in operating activities           	 (  187,609)	 (  649,144)
Cash Flows From Investing Activities
  Purchase of property & equipment		            	 (   10,945)	 (    4,484)
  Stock subscription received				                          0 	     40,645
  Receipt of deposits					                            23,897	      31,000
  Investment in HBII Timeshare		                	      1,963 	      1,267
                                                 ----------- 	-----------
Net cash provided by investing activities 	           14,915 	     68,428

Cash Flows from Financing Activities
  Proceeds from notes payable		                		          0 	    410,000
  Proceeds from Note Receivable		               	    105,594 	          0
  Repayment to related parties                  	 (   25,364)	          0
                                                 -----------	 -----------
Net cash provided by financing activities 	           80,230 	    410,000
                                                 -----------	 -----------
Net Decrease in Cash              		            	 (   92,464)	 (  170,716)
Cash at Beginning of Period                     	    245,969	     268,938
                                                 ----------- 	-----------
Cash at End of Period                           	$   153,505	 $    98,222
                                                 =========== 	===========
Supplemental disclosure of cash flow information
  Cash paid during the year for interest        	$    64,785 	$    28,663
                                                 =========== 	===========
Supplemental schedule of noncash investing
 and financing activities
  Purchase of leasehold interest and
  improvements through issuance of Series
  AB@ Preferred Stock			                       		$ 5,000,000	 $         0
                                                 =========== 	===========



The accompanying notes are an integral part of the consolidated financial statements.

	THE CASTLE GROUP, INC. AND SUBSIDIARY
	Notes to Consolidated Financial Statement (unaudited)



The accompanying consolidated financial statements of The Castle Group, Inc., its wholly owned subsidiary, KRI, Inc. and KRI, Inc.=s wholly-owned subsidiary, HPR Advertising, Inc. for the three months and six months ended January 31, 1999 have been prepared in accordance with generally accepted accounting principles. These consolidated financial statements have not been audited by independent public accountants, but include all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management , necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. The consolidated financial statements of The Castle Group, Inc. and Subsidiary (the ACompany@) does not include all disclosures associated with annual financial statements and accordingly, should be read in conjunction with the annual consolidated financial statements and notes thereto included in the Company=s Annual Report on Form 10-KSB for the year ended July 31, 1998, as filed with the Securities and Exchange Commission. A copy of this report is available from the Company upon request. The results of operations for the three months and six months ended January 31, 1999 are not necessarily indicative of the operating results for the remainder of the year.

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

NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board (AFASB@) issued SFAS No. 131, ADisclosures about Segments of an Enterprise and Related Information.@ SFAS No. 131 establishes standards for reporting operating segments and requires certain other disclosures about products and services, geographic areas and major customers. This statement is effective for fiscal years beginning after December 15, 1997. The adoption of this standard is not expected to have a material effect on the Company=s consolidated financial statements.

In February 1998, the FASB issued SFAS No. 132 AEmployers= Disclosures about Pensions and Other Postretirement Benefits,@ which standardized the disclosure requirements for pensions and other post-retirement benefits. This statement is effective for fiscal years beginning after December 15, 1997. As the Company does not have a pension plan or other post retirement plan, the adoption of this statement is not expected to have an effect on the Company=s consolidated financial statements.

In June 1998, the FASB issued SFAS No. 133, AAccounting for Derivative Instruments and Hedging Activities.@ SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires the recognition of all derivative instruments as either assets or liabilities in the statement of financial position and measurement of those derivative instruments at fiar value. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. As the Company does not invest in derivative instruments or participate in hedging activities, the adoption of this standard is not expected to have an effect on the Company=s consolidated financial statements.

CASH AND CASH EQUIVALENTS-

The Company considers all highly liquid investments with an original maturity date of three months or less when purchased to be cash equivalents.

INCOME RECOGNITION-

The Company recognizes income from the management of resort properties according to terms of its various management contracts.

DEFERRED CHARGES-

During the year ended July 31, 1998, the Company received a signing bonus of $80,000 as a result of a contract entered into with a vendor to provide services over a three-year period. Income is recognized on the straight line method over the term of the contract.

During the quarter ended October 31, 1998, the Company received a tenant improvement allowance of $56,475 as a result of a contract entered into with its landlord over a 69 month period. The allowance is recognized on a straight line method over the term of the contract.

PER SHARE DATA-

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share as of January 31, 1999 and 1998, respectively.
                                  	  Income	        Shares  	 Per Share
                                    (Numerator)	(Denominator)	  Amount
                                    -----------	-------------	-----------
THREE MONTHS ENDED 1/31/99:
Basic:
 Net Loss	                     					$(  152,015)	   5,311,130	$(     .03)
Effect of dilutive securities-
 Stock options and warrants		              --   	        --  	        --
                             							-----------	-------------	-----------
Diluted
 Net loss and assumed conversions 	 $(  152,015)	   5,311,130	$(     .03)
                                    ===========	=============	===========

SIX MONTHS ENDED 1/31/99:
Basic:
 Net Loss	                     					$(  207,627)	   5,311,130	$(     .04)
Effect of dilutive securities-
 Stock options and warrants		              --   	        --           --
                                    -----------	-------------	-----------
Diluted
 Net loss and assumed conversions  	$(  207,627)	   5,311,130	$(     .04)
                                    ===========	=============	===========



THREE MONTHS ENDED 01/31/98:
Basic:
 Net Income	                     			$    79,161	   5,311,130	$      .02
Effect of dilutive securities-
 Stock options and warrants		             --   	      24,519 	       --
                                    -----------	-------------	-----------
Diluted
 Net loss and assumed conversions  	$    79,161 	   5,335,649 	$      .02
                                    ===========	=============	===========

SIX MONTHS ENDED 1/31/98:
Basic:
 Net Loss		                     				$(   94,319)	   5,311,130	$(     .02)
Effect of dilutive securities-
 Stock options and warrants		             --              --          --
                                    -----------	-------------	-----------
Diluted
 Net loss and assumed conversions  	$(   94,319)	   5,311,130 	$(     .02)
                                    ===========	=============	===========

Note that the warrants and options outstanding for the three and six months period ended January 31, 1999 and the six month period ended January 31, 1998 were not considered common stock equivalents since they were anti-dilutive.

PROPERTY AND EQUIPMENT-

Property and equipment are recorded at cost. When assets are retired, sold or otherwise disposed of, the cost and the related accumulated depreciation of the asset is removed from the accounts, and any resulting gain or loss is reflected in income for the period.

The cost of maintenance and repairs are charged against income as incurred. Renewals and betterments are capitalized and depreciated over their estimated useful lives.

At January 31, 1999 and 1998, property and equipment consisted of the following:

                                      01/31/99   	  01/31/98
                                    ------------	------------
Office Furniture and Equipment     	$   220,958 	$   210,013
Leasehold interest and improvements	  5,000,000 	       --
                                    ------------	------------
Total Cost		                     			$ 5,220,958	 $   210,913
Less Accumulated Depreciation     	  (  161,277)	(   132,996)
                                    ------------	------------
                                   	$ 5,059,681  	$   77,017
                                    ============	============

Depreciation of Office Furniture and Equipment is computed using the declining balance and straight-line methods over the estimated useful life of the assets ranging from five to seven years.

In January 1999, the Company signed on as a co-lessor for a 60 year lease upon which a partially completed luxury resort is situated. The Company shall depreciate the leasehold interest and improvements over the shorter of the useful economic life or the term of the lease, whichever is shorter. Depreciation for the leasehold interest and improvements will commence once the construction of the project is completed and the hotel is placed into service.

ORGANIZATION COSTS-

Organization costs are recorded at cost and are being amortized on a straight-line basis over 5 years. At January 31, 1999 and 1998, the balances were as follows:

                                        		  01/31/99  	  01/31/98
                                          -----------	-----------
Organization Costs                     			$   51,714  	$   51,714
Less Accumulated Amortization           		 (  51,714)	  (  43,957)
                                          ----------- 	-----------
                                      		      --      	$    7,757
                                          =========== 	===========

RELATED PARTY TRANSACTIONS:

Hanalei Bay International Investors-

The Company has a hotel management agreement with Hanalei Bay International Investors (HBII) to manage the Hanalei Bay Resort (HBR). The managing general partner of HBII is also the Chairman and Chief Executive Officer of the Company. Under the agreement, the Company is to receive management and incentive fees based on a percentage of gross total revenue and net income respectively. The Company also receives reservation fees based on a percentage of gross room revenues and a marketing fee based on a percentage of gross
revenue.   At January 31, 1999 and 1998, the Company had receivable balances of
$1,090,269 and $366,989, respectively, from HBII.

The Company also had a note receivable as of January 31, 1999 in the amount of $435,000. The loan was made to HBII to fund the operations of HBII. Interest on this note receivable is due on a monthly basis with interest accruing at 12% per annum. The principal and any unpaid interest on the note is due on March 31, 1999.

Reservation Services-

Reservation services are provided by Hawaii Reservation Center Corporation, wholly owned by a stockholder/director who has a 2% interest in the Company. Reservations services expense for the quarters ended January 31, 1999 and 1998 was $228,721 and $219,596, respectively. The Company had a payable balance to Hawaii Reservation Center Corporation of $248,000 and $56,845 as of January 31, 1999 and 1998, respectively.

Due to Related Parties-

The Company had the following related party loan balances as of January 31, 1999 and 1998

                                                 January 1999	 January 1998
6% loans from stockholders, $18,000 was due on
 January 31, 1997 and $166,400 was extended to
 August 1, 1998							                            $   166,400	 $   184,400
10% loan from Director, due March 31, 1999		          175,000	       --
10% loans from Officers, due August 15, 1999		        160,236	     110,000
                                                  ------------	------------
                                                  $   501,636	 $   294,400
                                                  ============	============

In June 1998, the Company issued warrants to acquire up to 87,500 shares of common stock for $2.00 per share, exercisable through June 2003 in exchange for the $175,000 loan made by a director. No warrants were exercised as of January 31, 1999.

LEASES-

The Company has leases for office space, vehicles and equipment expiring at various dates through 2004. The office leases are renewable for an additional five years.

At January 31, 1999, the future minimum rental commitment under these leases were as follows:

    Schedule of minimum lease payments:
                            	1999			$    172,800
                             2000			     180,000
                             2001			     186,000
                             2002			     191,000
                             2003			     165,000
                       Thereafter  	      95,000
                                    -------------
                     		Total       	$    989,800
                                    =============

RESTRICTED CASH-

Restricted cash consists of cash held in client trust accounts and cash pledged as collateral for an equipment lease.

NOTES RECEIVABLE-

The Company had notes receivable balances as of January 31, 1999 and 1998 as follows:

                                                 January 1999	January 1998
                                                 ------------	------------
Notes receivable from third party in monthly
 installments of $10,000 beginning September 15,
 1998, including interest at 10% per annum.
 Balance of principal and interest is due
 September 1, 2000.  Real estate is pledged
 as collateral			                            					$   144,406	 $      --
Notes receivable from related parties			              435,000 	       --
                                                  ------------	------------
Notes Receivable 	                          						$   579,406 	$      --
                                                  ============	============

COMMON STOCK WARRANTS-

In June 1998, the Company issued warrants to acquire up to 187,500 shares of common stock for $2.00 per share, exercisable through June 2003 in exchange for certain loans made to the Company. No warrants were exercised as of January 31, 1999. The Warrants includes 87,500 shares of common stock exercisable by a director of the Company is (see ADue to Related Parties@).

In May 1994, the Company issued warrants to acquire up to 25,000 shares of common stock for $1.25 per share, exercisable through May 1999 in exchange for consulting services rendered. No warrants were exercised as of October 31, 1998.

COMMON STOCK OPTIONS-

In May 1997, the Company, as part of a renegotiation of its reservation services agreement, granted an option to purchase 50,000 shares of the Company=s common stock at a price of $2 per share to Hawaii
Reservations Center Corp., which is wholly owned by a director/ stockholder of the Company. The option may be exercised between May 1997 and 2000 and had not been exercised as of January 31, 1999.

LITIGATION

There are various claims and lawsuits pending against the Company involving complaints which are normal and reasonably foreseeable in light of the nature of the Company's business. In the opinion of management, the resolution of these claims will not have a material adverse effect on the Company's
consolidated financial position, results of operations or liquidity.   There
were no new lawsuits filed during the quarter ended January 31, 1999.

DEFERRED CHARGES

At January 31, 1999 and 1998, deferred charges consisted of the following:

                                                          01/31/99 	01/31/98
                                                          --------	 --------
Deferred income related to the receipt of a signing
bonus received on a contract entered into with a
vendor to provide services over a three year period.	     $ 66,667	 $ 25,410

Deferred rent related to the receipt of a tenant
improvement allowance and reduced rental amount
as a result of a contract entered into for the lease
of office space.  The allowance and reduced rental
amounts is recognized on a straight line method over
the term of the lease				                              			 104,363	        0
                                                          --------	 --------
                                                           171,030	   25,410
Less current portion			                               				( 26,667)	( 25,410)
                                                          -------- 	--------
Long term portion			                                 					$144,363 	$      0
                                                          ========	 ========

NOTES PAYABLE-

At January 31, 1999 and 1998, notes payable consisted of the following:

                                                       	01/31/99 	 01/31/98
$300,000 line of credit from a bank with drawings
due on February 18, 1999, with interest (10.5% at
January 31, 1999) at 2.0% above the bank=s base
rate.  The Company=s accounts receivable are
pledged as collateral and the Chief Executive
Officer and several of the Company=s directors
are guarantors. The note shall be repaid in full
upon the sale of the Hanalei Bay Resort scheduled
to close on March 19, 1999. 					                      	$ 300,000	$ 300,000

$250,000 line of credit from a bank with drawings
due on April 1, 1999, with interest at 10.5% per
annum.  The Company=s furniture and equipment are
pledged as collateral and the Company's Chief
Executive Officer is a guarantor.		                  			  250,000	  250,000

Note payable to various individuals with interest
accruing at 10% per annum.  Principal and any
unpaid interest due on March 31, 1999.  In
connection with the notes, certain common stock
warrants were issued.			                            				  200,000	     --
                                                        ---------	---------
Notes Payable, current						                           	$ 750,000	$ 550,000
                                                        =========	=========

INCOME TAXES-

Significant components of the Company's deferred tax assets and liabilities as of January 31, 1999 and 1998 are:
                                     		  01/31/99		  01/31/98
Deferred tax assets-
  Vacation Pay                      		$     7,000  	$     7,000
  Noncompetition agreement 	              219,000 	     240,000
  Deferred Income                    	     32,000 	      31,000
  Net Operating Loss Carryforward	   	    834,000 	     766,000
                                      ------------	 ------------
Deferred tax asset                   	  1,092,000     1,044,000
Deferred tax liability-
  Property and equipmen           				 (    8,000)	  (    8,000)
                                      ------------ 	------------
Net Deferred Tax Asset              		  1,084,000  	  1,036,000
      Valuation Allowance            	 (1,084,000) 	 (1,036,000)
                                      ------------ 	------------
                                      $     --     	$      --
                                      ============	 ============

The Company has a net operating loss carryforward for income tax purposes of $1,682,000 at July 31, 1998 which expires at various dates through fiscal year 2011.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
	RESULTS OF OPERATIONS.

FORWARD LOOKING STATEMENTS - ARISK FACTORS@

This AManagement=s Discussion and Analysis of Financial Condition and
Results of Operations@ contains forward-looking statements that are subject to a number of risks and uncertainties. These risks and uncertainties could cause actual results to differ materially from the results anticipated in such forward-looking statements.

GENERAL-

The Company is a Utah corporation which earns its revenues primarily by providing management, reservations, and sales and marketing services to hotels and resorts. The Company currently operates within the State of Hawaii and the Commonwealth of Saipan under the trade names AHawaiian Pacific Resorts,@ and ACastle Resorts and Hotels.@

The Company=s revenues are derived from management fees, sales and marketing fees, reservation fees, accounting fees, commissions, incentive fees and other fees from the properties it represents pursuant to the terms and conditions of its management contracts. In addition to the fees described, the Company also earns revenues from transient and long term rentals and other hotel related income from its leased hotel. The revenues of the properties which are managed by the Company, except as mentioned herein, are not recorded as revenues of the Company.

The Company=s operating expenses are comprised of labor, reservation  fees
and other costs associated with operating as a management company.   The
expenses of the properties which are managed by the Company, except as mentioned herein, are not recorded as expenses of the Company.

As of January 31, 1999, the Company had 29 contracts covering 2,983 rooms, all except 68 rooms located in Saipan and 56 rooms located in Chuuk being situated within the State of Hawaii. Under the management contracts, the Company is typically responsible for the supervision and day-to-day operations of the property in exchange for a base management fee which is based on gross revenues. In some cases, the Company also participates in the profitability of the properties it manages and may earn an incentive fee which is based on the net operating profits of the managed property. Sales and marketing and reservations fees earned from the properties are based on the gross revenues of the property. The Company is also reimbursed for direct advertising and marketing expenditures it makes on behalf of the property, all in accordance with the terms and conditions of the management contracts. The Company also earns commissions and other fees from the properties managed by providing centralized purchasing services to the hotel owners. Under these arrangements, the net savings to the property owner from centralized purchasing are shared between the Company in the form of commissions and to the property owner in the form of cost savings.

Hotel revenues consist of revenues from 167 rooms leased by the Company. Under this arrangement, the Company includes as its own revenues the entire property revenues which includes hotel transient rental income as well as the total expenses incurred to operate the property. The property is situated in Waikiki, Hawaii. The Company terminated this lease effective April 30, 1998.

 	In January of 1999, the Company signed on as a co-lessor on a lease agreement for real property located in the Cook Islands. The lease is for land upon which is situated an uncompleted luxury resort which is approximately 85% completed. The lease is for 60 years and calls for monthly rentals of 1% of room revenues produced by the property. The Company issued 50,000 shares of Series AB@ preferred stock in exchange for a 25% ownership of the leasehold interest. The Company=s co-lessor shall be responsible for the reconstruction of the property which is scheduled to commence in April of 1999. The Company shall have no obligation to infuse funds into the costs of reconstruction or any of the operating costs of the property following its opening which is scheduled for the first quarter of calendar 2000. The Company shall be awarded the management contract of the property and shall also be involved with the construction management of the property. Although no assurances can be given, management estimates that it shall earn substantial management fees from the hotel operations following the opening of the hotel.

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

RESULTS OF OPERATIONS-

FOR THE QUARTERS ENDED JANUARY 31, 1999 AND 1998

SALES

For the quarters ended January 31, 1999 and 1998, the Company had total revenues of $1,039,249 and $1,586,208, respectively, a decrease of $546,959 or 34%. The decrease in revenues for the quarter ended January 31, 1999 as opposed to the prior year is attributed to the termination of a lease of 167 units operated as a hotel. The lease was terminated on April 30, 1998 and therefore, hotel revenues were zero for the quarter ended January 31, 1999 as compared to $486,853 for the quarter ended January 31, 1998. For the quarter ended January 31, 1999, revenues from the Company=s primary source of income, (management fees and management related services,) decreased by $60,106, or 5%, from $1,099,355 to $1,039,249. The decrease in management related income is attributed to the economic downturn of Hawaii=s tourism industry. Hawaii=s tourism industry depends greatly on the westbound traveler from Asia and the economic turmoil of the Asian nations has contributed to the decline in the number of Hawaii visitor arrivals.

COSTS AND EXPENSES

Operating expenses for the quarters ended January 31, 1999 and 1998 were $1,159,638 and $1,490,285, respectively, a decrease of $330,647 or 22%. The decrease in operating expenses as opposed to the prior year is attributed to the termination of a lease of 167 units operated as a hotel. The lease was terminated on April 30, 1998 and therefore, operating expenses for the quarter ended January 31, 1999 was zero as compared to $484,732 for the quarter ended January 31, 1998. For the quarter ended January 31, 1999, operating expenses from the Company=s primary source of income, (management fees and management related services,) increased over the prior year by $154,085, or 15%, from $1,005,553 to $1,159,638.

Payroll and benefits increased by $58,333 as a result of the Company increasing its staffing in order to effectively service the increase in the Company's portfolio of management agreements located outside of the State of Hawaii and to also increase the number of properties in the Company=s non-Hawaii portfolio of hotels and resorts.

Professional fees increased by $52,143 due to the Company recording a credit to this expense in the amount of $64,250 during the quarter ended January 31, 1998 as a result of renegotiating its professional and consulting fees with various
attorneys and consultants.   Without taking this credit into account,
professional fees for the quarter ended January 31, 1999 decreased by $12,107 when compared to the quarter ended January 31, 1998.

Rent expense decreased by $11,564, or 11% for the quarter ended January 1999 when compared to the prior year as a result of the Company renegotiating its office lease which resulted in a decrease in the base monthly rental paid by the Company to its landlord.

Outside sales offices increased by $39,485, or 324% when compared to the quarter ended January 31, 1998 as a result of the Company opening satellite sales offices in Europe and Asia. For the quarter ended January 31, 1999, the Company had three additional offices which were not present during the quarter ended January 31, 1998. The base monthly costs for the three offices is approximately $9,000 per month.

Interest expense increased by $14,864, or 89% for the quarter ended January 31, 1999 as compared to the prior year due to increased borrowing by the Company to fund its operating and expansion costs.

NET INCOME (LOSS)

The Company reported a net loss of $152,015 and a net profit of $79,161 for the quarters ended January 31, 1999 and 1998, respectively, a decrease of $231,176.

As discussed previously, the decrease in profitability is attributed to the downturn in the tourism industry of Hawaii and the funding of expansion costs for the Company. The Company is seeking properties outside of the state of

Hawaii in order to diversify it's geographic markets. Part of the expansion entails additional travel and staffing costs which the Company must fund in order to penetrate these markets. In addition, the Company hired a new Vice President of Finance to assist in the acquisition of equity for the Company which will be necessary in order for the Company to be successful with its growth strategy.

LIQUIDITY AND CAPITAL RESOURCES-

As of January 31, 1999, total current assets were $3,088,415 and consisted primarily of $1,100,952 in accounts receivable and $1,090,269 in due from related parties. Total current liabilities were $3,028,367 leaving a net working capital of $60,048.

The Company's primary sources of working capital are cash flow from operations and borrowings. Net cash used in operations was $187,609 for the six months ended January 31, 1999 as compared to $649,144 for the prior year. Net cash provided by investing activities was $14,915 as compared to $68,428 for the six months ended January 31, 1999 and 1998, respectively. Net cash used to repay amounts due to related parties was $25,364 for the six months ended ended January 31, 1999.

The Company had unrestricted cash of $153,505 and $98,222 at January 31, 1999 and 1998, respectively.

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

The Company has a $300,000 line of credit which is guaranteed by four of the directors of the Company. The Company note was due on February 18, 1999. The note shall be paid in full by the Company with the proceeds received by the Company upon the sale of the Hanalei Bay Resort. The sale is scheduled to close on March 19, 1999.

In November of 1997, the Company secured an additional line of credit for $250,000 from a local bank. The line of credit is due on April 1, 1999 and is personally guaranteed by the Chairman and Chief Executive Officer of the Company.

The Company had a net working capital $60,048 and a net working capital deficit $201,676 as of January 31, 1999 and 1998, respectively.

As of January 31, 1999 and 1998, net working capital included due to related parties in the amount of $501,636 and $294,400, respectively. Also included in net working capital is $24,445 in unamortized deferred income related to a signing bonus paid to the Company by one of its vendors in July 1998 which is being amortized over three years.

The Company has, in the past, met its financial obligations through its line of credit, the issuance of notes to the former stockholders of KRI, Inc. and a private placement of stock in 1997.

In November of 1998, Hanalei Bay International Investors (AHBII@) entered into an agreement for the sale of its interest in the Hanalei Bay Resort. The sale was initially scheduled to close in December of 1998 and has been delayed to a closing date of March 18, 1999. At January 31, 1999, the Company had a receivable balance of $1,090,269 related to fees, interest and reimbursements, and $435,000 in advances for a total of $1,525,269. Based on preliminary projections, although no assurances can be given, the sale proceeds received by the owners of HBII will not be sufficient to satisfy all of the claims of its creditors upon the closing of the sale. It is projected that the Company shall not receive all of the funds due from HBII upon the closing of the sale. Under the terms and conditions of the HBII Sale Agreement, HBII shall be entitled to a percentage of the future cashflows received upon the sale of timeshare intervals which the new owner of the Hanalei Bay Resort shall receive. The Company shall receive payments to be applied to the receivable balance from the future cashflows received by HBII from the new owners of the Hanalei Bay Resort. Although no assurance can be given, management is confident that the future cashflows received by HBII will allow the full repayment to the Company for all amounts due from HBII.

The Company is also in the process of raising additional equity through the private placement of convertible preferred stock. Upon the closing of the HBII sale, certain creditors of HBII have tentatively agreed to participate in this private placement. Although no assurances can be given, management is confident that it shall be successful in raising the necessary capital to fund its operations through the private placement of the convertible preferred stock.

The Company is also in the final negotiating stages for numerous properties located in the Pacific Basin. Although no assurances may be given, management is confident that these properties will enter into management contracts with the Company, and that the Company will increase its profitability and liquidity as a result of the increased mangement fee income.

As discussed previously, the Company has issued 50,000 shares of its Series "B" Preferred Stock via a private placement in exchange for a 25% ownership interest in a lease for a property located in the Cook Islands. In January of 1999, the Company signed and was approved as a co-lessor by the government of the Cook Islands. The property is currently not in operation, having been abandoned by its previous developer after completing approximately 85% of the project. Based upon estimates received by construction experts in the area, the property is valued in excess of $20,000,000 and management has therefore valued its interest in the leasehold at $5,000,000. The construction on this property is scheduled to commence in April of 1999 and is scheduled to be completed in early 2000. Although no assurance can be given, management believes that it will be hired as a consultant to oversee the reconstruction of the project and that it will also sign a contract for the mangement of the property once construction is completed. Based on preliminary projections management believes, although no assurances can be given, that the property shall be profitable and the management fees earned by the Company will be substantial.

Although no assurances can be given, management believes that the combination of the impending sale of HBII, the increase in the Company=s hotel and resort portfolio, the private placement of equity, net cashflow generated from operations and the future availability of credit facilities will be sufficient to fund the operations of the Company in the future.

The Company has considered expansion into the Pacific Rim through the acquisition of management companies located in these areas and has made inquiries to several acquisition prospects.

PLAN OF OPERATION

The Company is one of the leading regional hotel and resort management companies in the State of Hawaii. At January 31, 1999, the Company had 29 management or sales, reservations and marketing contracts covering 2,983 rooms.

The properties represented by the Company appeal to a wide variety of the public market as the Company manages a wide spectrum of property types from the luxury condominium resorts with room rates of $450 to the small budget inns with room rates of $40. The Company believes that the availability of differing product lines appeals to all levels of business or leisure traveler.

The Company has experienced significant growth since it began operations in November of 1993. From inception to January 31, 1999, the number of contracts has more than doubled, from 13 to 29 and the number of rooms managed also increased from 1,684 to 2,983.

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

On July 31, 1995, the Company invested $100,000 into a reorganization plan instituted by HBII. Under terms of the HBII reorganization plan, the eighty seven units owned by HBII will be sold under a timeshare plan and investors in the timeshare plan may receive up to four times their investment over the life of the timeshare plan. As of January 31, 1999, the Company has received a total of $172,228 from this investment. Of the funds received, $43,057 represents a return of the initial investment and $129,171 represents a gain to the Company. Although no assurance can be given, management is confident that it will be able to collect the remaining principal balance of this investment upon the sale of HBII (See "Liquidity & Capital Resources").

On August 1, 1994, the Company entered into a contract with Hawaii Reservations Center Corp. ("HRCC"), a company controlled by Charles M. McGee, pursuant to which HRCC shall provide reservation services for hotels and resorts managed by the Company. Since the purchase of KRI, Inc., reservation services for hotels and resorts managed by the Company were provided by KRI, Inc. The fees paid by the Company include a fixed monthly fee plus commissions. The Company also agreed to sell to HRCC the assets of the reservation offices of KRI, Inc., which consisted of office equipment. As consideration for the equipment, HRCC agreed to employ the reservation department employees of KRI, Inc. And to assume the liability for the accrued vacation of such employees. The Company realized a gain of $4,372 on the transaction, as the value of the accrued vacation exceeded the net book value of the office equipment sold. It is management=s belief that the contract with HRCC are on terms which are no less favorable than those which could be negotiated with companies not affiliated with the Company, however, in May of 1997, the Company renegotiated its contract with HRCC with regard to the fees charged. Under the new agreement, the fees paid to HRCC are based upon the monthly room revenues of the properties managed by the Company, subject to a minimum monthly fee.
Management believes, although no assurances can be given, that the Company shall enjoy lower reservations costs under the new agreement.

YEAR 2000

The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a syste failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

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

For its information technology and operating equipment exposures, to date the Company is approximately 50% complete on the remediation phase for all material systems and expects to complete software reprogramming and/or replacement no later than June 30, 1999. After completing the reprogramming and/or replacement of software, the Company=s plans call for testing and implementing its information technology systems. To date, the Company has completed 75% of its testing. The Company has not yet begun its implementation phase. The Company expects that all remediated systems will be fully implemented by June 30, 1999.

With respect to third parties, for systems that interface directly with significant vendors, the Company is 60% complete with its remediation efforts.
 Testing of all material systems is expected no later than March 31, 1999. Implementation has not yet taken place but is expected to be completed by June 30, 1999. The Company has queried its important suppliers and vendors that do not involve system interface. To date, the Company is not aware of any problems that would materially impact the results of operations, liquidity, or capital resources. The Company has no means of ensuring that these third parties will be Year 2000 ready. The inability of those parties to complete their Year 2000 resolution process could materially impact the Company. The affects for non-compliance by third parties where no system interface exists is not determinable.

The Company will utilize both internal and external resources to reprogram, or replace, test, and implement the software and operating equipment for Year 2000 modifications. The total cost of the Year 2000 project is estimated at $50,000 and will be funded through operating cash flows. To date, the Company has incurred approximately $10,000 in expenses related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $40,000 is attributable to the purchase of new software and operating equipment, which will be capitalized or financed through an operating lease.

The Company plans to complete the Year 2000 modifications are based on management=s best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, and other factors. Estimates on the status of completion and expected completion dates are based on man-hours incurred to date compared to total expected man-hours. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer costs, and similar uncertainties.

PART II  -  OTHER INFORMATION

Item 4.     SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

(a)	The annual meeting of the shareholders of The Castle Group, Inc. was held on January 22, 1999.

(b)	At the annual meeting, the shareholders voted to elect each of management's board of director nominees as listed in the Company's proxy statement, and to ratify the selection of Pricewaterhouse Coopers LLP.
    as the independent auditors for the Company for the fiscal year ending July 31, 1999. The number of votes cast for, against or witheld, as well as the number of abstentions as to each matter is set forth below:

1.	Election of Directors

   Nominee		        Votes Cast	    	  For	       Against   Abstentions

Rick Wall	       			3,186,641	    	3,186,641	        0        		0
Kimo M. Keawe    			3,186,641    		3,186,641	        0		        0
Charles E. McGee	  	3,186,641    		3,186,641	        0		        0
John Tedcastle			   3,186,641	    	3,186,641	        0			       0
Ryoji Takahashi	   	3,186,641	    	3,186,641	        0			       0
Hideo Nomura			     3,186,641	    	3,186,641	        0			       0
Motoko Takahashi	  	3,186,641    		3,186,641	        0			       0
Judhvir Parmar		   	3,186,641    		3,186,641	        0			       0
Noboru Sekiguchi		  3,186,641    		3,186,641	        0			       0
Stanley Y. Mukai	  	3,186,641	    	3,186,641	        0			       0
Edward Calvo, Sr.	 	3,186,641		    3,186,641	        0			       0

2.	Ratification of PricewaterhouseCoopers, LLP as the Company's independent auditor for the year ending July 31, 1999.

              Votes Cast	   For		     Against	   Abstentions

               3,186,641		3,186,641		    0	         		0

(c)	A special meeting of the shareholders of The Castle Group, Inc. was held on March 4, 1999.

(d)	At the special meeting, the shareholders voted to approve the issuance of
    Convertible Preferred Stock


          Votes Cast		    For		       Against	   Abstentions

          2,941,178		  2,934,250		      1,200	       5,728

Item 5.     OTHER INFORMATION

There is no other information being reported for the current quarter.

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

On December 15, 1998, the Company filed Form 8-K to report the resignation by
M. Kelvin Bloom as Senior Vice President, Chief Operating Officer and Director of the Company. Mr. Bloom had no disagreements with the Company.

(a)     Exhibits

The exhibits designated by an asterisk are incorporated herein by reference. The exhibits with page references are filed herewith.


                                                  												       Sequential
Exhibit                     							                              	 	   Page
Number 	                     Description                              Number
------ ------------------------------------------------------------ 	--------
1.1	   Form of Placement Agency Agreement incorporated by reference to Exhibit 1.1 to the Company=s Registration Statement on
       Form SB2/A-1 filed on March 10, 1998.						                       *

2.1	   Restated Articles of Incorporation, incorporated by reference to Exhibit 2.1 to the Company's Registration Statement on
       Form 10-SB.		                                           										*

2.2	   Bylaws, as amended effective February 1, 1995, incorporated by reference to Exhibit 2.2 to the Company's Quarterly Report
       on Form 10-QSB for the quarter ending 04/30/96					               *

6.1   	Agreement and Plan of Reorganization dated as of November 8,
       1993, by and  among The Castle Group, Inc., Bernard Wall
       Trust, LCC, Ltd., John Tedcastle, Hideo Nomura, and Castle
       Group, Limited, with exhibits, incorporated by reference to
       Exhibit 10.1 to the Company's Registration Statement on Form
       10-SB.													                                               *

6.2	   Stock Purchase Agreement dated as of November 10, 1993, by and among The Castle Group, Inc., Keawe Resorts, Inc., Maui
       Beach Hotel, Inc., M.K. & Sons, Inc., TN Group, Inc., Michael
       S. Nitta, Saburo & Mitsue Maruyama, Shigeru Shinno, James
       Kurita, and KRI, Inc., with exhibits, incorporated by
       reference to Exhibit 10.2 to the Company's Registration
       Statement on Form 10-SB.  									                               *

6.3 	Kelvin Bloom Employment Agreement dated December 2, 1993
     between the Company  and Kelvin Bloom, incorporated by
     reference to Exhibit 10.3 to the Company's Registration
     Statement on Form 10-SB.   								                                  *

6.4	 Kimo M. Keawe Employment Agreement dated July 30, 1994,
     effective as of November 10, 1993 between Kimo M. Keawe and the Company, incorporated by reference to Exhibit 6.4 to
     the Company's Annual Report on Form 10-KSB for the year
     ended July 31, 1994.                                  			             *

6.5	 Michael S. Nitta Employment Agreement dated June 23, 1994,
     effective as of November 10, 1993 between Michael S. Nitta and the Company, incorporated by reference to Exhibit 6.5
     to the Company's Annual Report on Form 10-KSB for the year
     ended July 31, 1994.  									                                       *

6.6	 Shari Chang Employment Agreement dated July 15, 1994,
     effective as of July 16, 1994 between Shari Chang and the
     Company, incorporated by reference to Exhibit 6.6 to the
     Company's Annual Report on Form 10-KSB for the year ended
     July 31, 1994.  											                                           *

6.7 	Sublease Agreement dated September 16, 1993 between Rush
     Moore Craven Sutton Morry & Beh and The Castle Group, Ltd.
     for the Company's principle executive offices, incorporated by reference  to Exhibit 10.4 to the Company's Registration
     Statement on form 10-SB.                     					                    *

6.8	 Lease Agreement dated April 1, 1988, between Hirano
     Enterprises, Cen Pac Properties, Inc., and KRI, Inc., dba
     Hawaiian Pacific Resorts, as renewed by agreement dated May
     3, 1993, incorporated by reference to Exhibit 10.5 to the
     Company's Registration Statement on Form 10-SB.				                   *

6.9 	Reservations Services Agreement dated August 1, 1994 between the Company and Hawaii Reservations Center Corp., incorporated by reference to Exhibit 6.9 to the Company's quarterly report
     on Form 10-QSB for the quarter ended October 31, 1994. 			            *

6.10	Stock Acquisition Agreement between the Company and Shari W.
     Chang dated September 10, 1995, incorporated by reference to
     Exhibit 6.10 to the Company's Annual Report on Form 10-KSB
     for the year ended July 31, 1995.               				                  *

6.11	Revolving Line of Credit Loan Agreement dated October 21, 1994 between the Company, and Castle Resorts & Hotels, Inc., KRI,
     Inc., Hawaii National Bank, Rick Wall, John  Tedcastle, Hideo
     Nomura and Kimo Keawe, incorporated by reference to Exhibit
     6.11 to the Company's Annual Report on Form 10-KSB for the year
     ended July  31, 1995.                     					                      *

6.12	Letter dated October 17, 1995 from Kimo M. Keawe to KRI, Inc.
     Stockholders, together with Promissory Notes dated July 31,
     1995 payable to Maui Beach Hotel, Inc. for $12,000, James
     Kurita for $6,000, Saburo or Mitsue Maruyama for $3,600, TN
     Group Hawaii, Inc. for $6,000, M.K. & Sons, Inc. for $12,000,
     Shigeru Shinno for $6,000, Michael S. Nitta for $16,800,
     and Keawe Resorts, Inc. for $122,000, incorporated by
     reference to Exhibit 6.12 to the Company's Annual Report on
     Form 10-KSB for the year ended July 31, 1995.    				                *

6.13	Second Amendment to Letter of Agreement Dated December 2,
     1993 between Kelvin Bloom and The Castle Group, Inc.
     incorporated by reference to Exhibit 6.13 to the Company's
     Annual Report on Form 10-KSB for the year ended July 31, 1995. 	     *

6.14	Extension of Revolving Line of Credit Agreement dated December
     18, 1995 between The Castle Group, Inc., KRI, Inc., Castle
     Resorts & Hotels, Inc., and Hawaii National Bank incorporated by reference to Exhibit 6.14 to the Company's Annual Report on
     Form 10-KSB for the year ended July 31, 1996.  				                  *

6.15	Extension of Revolving Line of Credit Agreement dated January
     18, 1996 between The Castle Group, Inc., KRI, Inc., Castle
     Resorts & Hotels, Inc., and Hawaii National Bank incorporated by reference to Exhibit 6.15 to the Company's Annual Report
     on Form 10-KSB for the year ended July 31, 1996.				                 *

6.16	Extension of Revolving Line of Credit Agreement dated June 5,
     1996 between The Castle Group, Inc., KRI, Inc., Castle Resorts
     & Hotels, Inc., and Hawaii National Bank incorporated by
     reference to Exhibit 6.16 to the Company's Annual Report on
     Form 10-KSB for the year ended July 31, 1996. 				                  	*

6.17	Extension of Revolving Line of Credit Agreement dated
     December 11, 1996 between  The Castle Group, Inc., KRI, Inc.,
     Castle Resorts & Hotels, Inc., and Hawaii National Bank
     incorporated by reference to Exhibit 6.17 to the Company's
     Annual Report on Form 10-KSB for the year ended July 31,
     1997.	                                                              *

6.18	Extension of Revolving Line of Credit Agreement dated March 5,
 	   1997 between The Castle Group, Inc., KRI, Inc., Castle Resorts
     & Hotels, Inc., and Hawaii National Bank incorporated by
     reference to Exhibit 6.18 to the Company's Annual Report on
     Form 10-KSB for the year ended July 31, 1997. 					                  *

6.19	Extension of Revolving Line of Credit Agreement dated June 30,
     1997 between The Castle Group, Inc., KRI, Inc., Castle Resorts
     & Hotels, Inc., and Hawaii National Bank incorporated by
     reference to Exhibit 6.19 to the Company's Annual Report on
     Form 10-KSB for the year ended July 31, 1997.   				                 *

6.20	Stock Option Agreement dated May 21, 1997 between Hawaii
     Reservations Center Corp. and The Castle Group, Inc.
     incorporated by reference to Exhibit 6.20 to the Company's
     Annual Report on Form 10-KSB for the year ended July 31, 1997.   	   *

6.21	Steve Townsend Employment Agreement dated May 31, 1997,
     effective as of July 28, 1997 between Steve Townsend and the
     Company incorporated by reference to Exhibit 6.21 to the
     Company's Annual Report on Form 10-KSB for the year ended
    	July 31, 1997.                   							                             *

6.22	Consulting Agreement between Kimo M. Keawe, Keawe Resorts,
     Inc. and the Company dated April 16, 1997 incorporated by
     reference to Exhibit 6.22 to the Company's Annual Report on
     Form 10-KSB for the year ended July 31, 1997.     				               *

6.23	Amendment to Consulting Agreement between Kimo M. Keawe,
     Keawe Resorts, Inc. and The Castle Group, Inc. dated April 16,
     1997 incorporated by reference to Exhibit 6.23 to the
     Company's Annual Report on Form 10-KSB for the year ended
     July 31, 1997.									                                            		*

6.24	Letter dated July 31, 1997 from Kelvin Bloom forfeiting his
     stock option and all amendments incorporated by reference to
     Exhibit 6.24 to the Company's Annual Report on Form 10-KSB for
     the year ended July 31, 1997.							                                	*

6.25	Amendment to Promissory Notes from the Company to Saburo or
     Mitsue Maruyama for $3,600; Michael S. Nitta for $16,800;
     Keawe Resorts, Inc. for $122,000; M.K. & Sons, Inc. for
     $12,000; Shigeru Shinno for $6,000; and T.N. Group Hawaii,
     Inc. for $6,000 incorporated by reference to Exhibit 6.25 to the Company's Annual Report on Form 10-KSB for the year ended
     July 31, 1997.   									                                         	*

6.26	Commercial Promissory Note between the Company and City Bank
    	dated November 14, 1997 incorporated by reference to Exhibit
     6.26 to the Company's quarterly report on Form 10-QSB for the
     quarter ended January 31, 1998							                               	*

6.27	Promissory note for $50,000 dated January 15, 1998 between
     the Company and Michael S. Nitta incorporated by reference to
     Exhibit 6.26 to the Company's quarterly report on Form 10-QSB
     for the quarter ended January 31, 1998				                         		*

6.28	Promissory note for $60,000 dated January 29, 1998 between
     the Company and Kelvin M. Bloom incorporated by reference to
     Exhibit 6.26 to the Company's quarterly report on Form 10-QSB
     for the quarter ended January 31, 1998					                         	*

6.29	Letter from Hawaii National Bank extending the due date on
     the $300,000 revolving line of credit to July 15, 1998,
     incorporated by reference to Exhibit 6.29 to the Company's quarterly report on Form 10-QSB for the quarter ended
     April 30, 1998											                                            *

6.30	Amendment of promissory note dated January 29, 1998 between
     the Company and Kelvin M. Bloom extending the due date on the note to July 15, 1998, incorporated by reference to Exhibit
     6.38 to the Company's quarterly report on form 10-QSB for
     the quarter ended April 30, 1998							                              *

6.31	Amendment of promissory note dated January 15, 1998 between
    	the Company and Michael S. Nitta extending the due date on
     the note to July 15, 1998, incorporated by reference to Exhibit
     6.31 to the Company's quarterly report on form 10-QSB for the
     quarter ended April 30, 1998							                                 	*

6.32	Letter from City Bank extending the due date on the $250,000 line of credit to August 15, 1998, incorporated by reference to Exhibit 6.32 to the Company's form 10Q-SB for the quarter
     ended April 30, 1998.										                                      *

6.33	Amendment of Lease between The Castle Group, Inc. and Hirano
     Enterprises effective April 1, 1998, incorporated by reference to Exhibit 6.33 to the Company's form 10Q-SB for the quarter
     ended April 30, 1998.										                                      *

6.34	Consulting agreement dated July 22, 1998 and effective as of
    	June 1, 1998 between the Company and Kimo M. Keawe incorported by reference to Exhibit 6.34 to the Company's form 10KSB for
     the year ended July 31, 1998                                         *

6.35	Form of promissory notes dated June 30, 1998 between the
     Company and Judvhir Parmar for $175,000, K. Roger Moses
     for $50,000, Gary J. Stevens, Susanne L. Blankley for $50,000,
     and Thomas S. Blankley for $50,000 incorporated by reference to Exhibit 6.35 to the Company's form 10KSB filed for the year
     ended July 31, 1998                 					                           	*

6.36	Form of Common Stock Purchase Warrants dated June 30, 1998
     between the Company and Judvhir Parmar for 87,500 shares, K.
     Roger Moses for 25,000 shares, Gary J. Stevens for 25,000
     shares, Susanne L. Blankley for 25,000 shares, and Thomas S.
     Blankley for 25,000 shares incorporated by reference to
     Exhibit 6.36 to the Company's form 10KSB filed for the year
     ended July 31, 1998        						                                  	*

6.37	Promissory note dated August 13, 1998 in favor of the
     Company from Fortress LLC for $250,000 incorporated by
     reference to Exhibit 6.37 filed with the Company's form
     10KSB filed for the year ended July 31, 1998                   	  		*

6.38	Promissory note in favor of the Company from Hanalei Bay
     International Investors for $435,000 dated July 31, 1998
     incorporated by reference to Exhibit 6.38 filed with the
     Company's form 10KSB for the year ended July 31, 1998.  		          *

6.39	Promissory note dated July 15, 1998 between the Company and
     Kelvin M. Bloom for $118,800 incorporated by reference to
     Exhibit 6.39 filed with the Company's form 10KSB for the
     year ended July 31, 1998    						                                		*

6.40	Promissory note dated July 15, 1998 between the Company and
     Michael S. Nitta for $48,800 incorporated by reference to
     Exhibit 6.40 filed with the Company's form 10KSB for the
     year ended July 31, 1998.   							                                	*

6.41	Letter of extension from Hawaii National Bank extending the
     due date on the $300,000 line of credit to December 10, 1998 incorporated by reference to Exhibit 6.41 filed with the
     Company's form 10KSB for the year ended July 31, 1998       	      	*

6.42	Letter of extension from City Bank extending the due date
     on the $250,000 line of credit to December 31, 1998
     incorporated by reference to Exhibit 6.42 filed with the
     Company's form 10KSB for the year ended July 31, 1998	              *


DESCRIPTION OF EXHIBITS

    See item 1 above.

                               	SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              			THE CASTLE GROUP, INC.
                              			(Registrant)


March 17, 1999                			/s/    Rick Wall
                                 --------------------------
                                 Chairman of the Board and
                        					    Chief Executive Officer



March 17, 1999               				/s/ Michael S. Nitta
                      										--------------------------
                                Chief Financial Officer