Form 10QSB/A
period 1999-01-31
CASTLE GROUP INC
filed 1999-06-21
CIK 918543

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


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


Consolidated Balance Sheets as of January 31, 1999
 and 1998 (unaudited)..............................................      3


Consolidated Statements of Operations for the three and six months
 ended January 31, 1999 and 1998 (unaudited).......................      4


Consolidated Statements of Cash Flows for the three and six months
  ended January 31, 1999 and 1998 (unaudited)......................      5


Notes to the Consolidated Financial Statements (unaudited).........      6


Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operation.........................     14


PART II. OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders........     22


Item 5. Other Information..........................................     23


Item 6.  Exhibits and Reports on Form 8-K..........................     23



SIGNATURES.........................................................     29

PART  1 - FINANCIAL INFORMATION
Item 1 - Financial Statements
THE CASTLE GROUP, INC. AND SUBSIDIARY
Consolidated Balance Sheets January 31, 1999 and 1998 (Unaudited)

                                                  January 1999  January 1998
ASSETS
Current Assets
 Cash                                            $     153,505   $     98,222
 Accounts Receivable, Net                            1,100,952      1,165,555
 Prepaid Expenses                                      144,342        261,608
 Restricted Cash                                        19,941         19,941
 Notes Receivable, current                             579,406              0
 Due from Related Parties                            1,090,269        366,989
Total Current Assets                                 3,088,415      1,912,315
 Property, Furniture Fixtures & Equipment, Net          59,681         77,017
 Other Assets:
 Investment in HBII Timeshare Program                   56,943         59,973
 Deposits                                                1,750        143,940
 Organization Costs                                          0          7,757
Total Other Assets                                      58,693        211,670
TOTAL ASSETS                                     $   3,206,789   $  2,201,002
LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
 Accounts Payable                                $   1,203,172   $    902,943
 Vacation Payable                                      101,257         93,677
 Wages Payable                                          88,198         84,797
 Taxes Payable                                          32,565         31,851
 Due to Related Parties, current                       501,636        294,400
 Notes Payable, current                                750,000        550,000
 Deferred Income                                        26,667         25,410
 Other Accrued Liabilities                             327,094        130,913
Total Current Liabilities                            3,030,589      2,113,991
Deferred Charges                                       144,363              0
Total Liabilities                                    3,174,952      2,113,991
Stockholders  Equity
 Common stock, $.02 par value, 20,000,000 Shares
 authorized, 5,311,130 Issued & outstanding            106,223        106,223
  Capital in excess of par value                     2,539,175      2,539,175
 Accumulated Deficit                                (2,613,561)    (2,558,387)
Total Stockholders' Equity                              31,837         87,011
Total Liabilities and Stockholders' Equity         $ 3,206,789    $ 2,201,002



The accompanying notes are an integral part of the consolidated financial statements.

THE CASTLE GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Operations
for the three and six months ended January 31, 1999 and 1998
(Unaudited)
                              Three Months Ended          Six Months Ended
                            January 1999 January 1998 January 1999 January 1998
                            ------------ ------------ ------------ ------------

Revenue
 Management fees           $    823,314 $   892,955  $  1,733,495  $ 1,654,363
 Hotel Operating Revenues             0     486,853             0      910,695
 Other Income                   215,935     206,400       426,350      369,024
                           ------------ ------------ ------------ ------------
 Total Revenues               1,039,249   1,586,208     2,159,845    2,934,082
                           ------------ ------------ ------------ ------------
Expenses
 Payroll and benefits          563,704      505,371     1,089,098      983,757
 Hotel Operating Expenses            0      484,732             0      962,447
 Professional fees              40,086     ( 12,057)       75,470       45,908
 Reservation services          228,721      219,596       486,090      426,101
 Depreciation and
  Amortization                   6,250        7,605        14,986       15,210
 Rent                           95,999      107,563       196,589      211,650
 Travel and entertainment       27,431       24,340        73,726       74,006
 Office expense                 17,375       12,741        31,233       27,950
 Utilities                      13,103       11,349        25,307       22,720
 Taxes, other than income       44,123       44,279        89,256       77,453
 Advertising and marketing      38,578       40,795        72,137       65,454
 Outside sales offices          51,686       12,201        87,044       23,631
 Insurance                      18,018       19,736        35,409       37,971
 Other                          14,564       12,034        26,342       25,480
                          ------------ ------------  ------------ ------------
Total Expenses               1,159,638    1,490,285     2,302,687    2,999,738
                          ------------ ------------  ------------ ------------
Income (Loss)
from operations            (   120,389)      95,923   (   142,842) (    65,656)
Other Expenses
 Interest Expense               31,626       16,762        64,785       28,663
                          ------------ ------------  ------------ ------------
Net Income (Loss)         $(  152,015) $     79,161  $(   207,627)$(    94,319)
                          ============ ============  ============ ============

Per Share Data
Basic Earnings
  Net Income (Loss)       $(      .03) $        .02  $(       .04)$(       .02)

Diluted Earnings
  Net Income (Loss)       $(      .03) $        .02  $(       .04)$(       .02)







The
 accompanying notes are an integral part of the consolidated financial statements.

THE CASTLE GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
For the six months ended January 31, 1999 and 1998
( Unaudited )
                                                        Six Months Ended
                                                   January 1999  January 1998
 Cash Flows From Operating Activities
 Net Loss                                          $(  207,627)  $(   94,319)
 Adjustments to reconcile net loss to net
 cash used in operating activities-
  Depreciation and amortization                         14,986        15,210
 Changes in assets and liabilities-
  Increase in accounts receivable                   (   87,534)   (  345,187)
  Increase in due from related parties              (  245,471)   (  169,258)
  Increase in prepaid expenses                      (  122,268)   (  171,831)
  Increase (Decrease) in deferred charges               91,030    (   50,820)
  Increase in accounts payable                         313,765       289,152
  Increase (Decrease) in taxes payable                   6,206    (    4,292)
  Increase (Decrease) in other accrued liabilities      49,304    (  117,799)
Net cash used in operating activities               (  187,609)   (  649,144)
Cash Flows From Investing Activities
  Purchase of property & equipment                  (   10,945)   (    4,484)
  Stock subscription received                                0        40,645
  Receipt of deposits                                   23,897        31,000
  Investment in HBII Timeshare                           1,963         1,267
Net cash provided by investing activities               14,915        68,428
Cash Flows from Financing Activities
  Proceeds from notes payable                                0       410,000
  Collection of Note Receivable                        105,594             0
  Repayment to related parties                      (   25,364)            0
 Net cash provided by financing activities              80,230       410,000
Net Decrease in Cash                                (   92,464)   (  170,716)
Cash at Beginning of Period                            245,969       268,938
Cash at End of Period                              $   153,505   $    98,222


Supplemental disclosure of cash flow information
  Cash paid during the year for interest           $    64,785   $    28,663

The accompanying notes are an integral part of the consolidated financial statements.

THE CASTLE GROUP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statement (unaudited)


The accompanying consolidated financial statements of The Castle Group, Inc., its wholly owned subsidiary, KRI, Inc. and KRI, Inc. s wholly-owned subsidiary, HPR Advertising, Inc. for the three months and six months ended January 31, 1999 have been prepared in accordance with generally accepted accounting principles. These consolidated financial statements have not been audited by independent public accountants, but include all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management , necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. The consolidated financial statements of The Castle Group, Inc. and Subsidiary (the Company ) does not include all disclosures associated with annual financial statements and accordingly, should be read in conjunction with the annual consolidated financial statements and notes thereto included in the Company s Annual Report on Form 10-KSB for the year ended July 31, 1998, as filed with the Securities and Exchange Commission. A copy of this report is available from the Company upon request. The results of operations for the three months and six months ended January 31, 1999 are not necessarily indicative of the operating results for the remainder of the year.


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


NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board ( FASB ) issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related
Information.   SFAS No. 131 establishes standards for reporting operating segments and requires certain other disclosures about products and services, geographic areas and major customers. This statement is effective for fiscal years beginning after December 15, 1997. The adoption of this standard is not expected to have a material effect on the Company s consolidated financial statements.

In February 1998, the FASB issued SFAS No. 132 Employers Disclosures about Pensions and Other Postretirement Benefits, which standardized the disclosure requirements for pensions and other post-retirement benefits. This statement is effective for fiscal years beginning after December 15, 1997. As the Company does not have a pension plan or other post retirement plan, the adoption of this statement is not expected to have an effect on the Company s consolidated financial statements.

In June 1998, the FASB issued SFAS No. 133,  Accounting for Derivative
Instruments and Hedging Activities.   SFAS No. 133 establishes accounting
and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires the recognition of all derivative instruments as either assets or liabilities in the statement of financial position and measurement of those derivative instruments at fair value. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. As the Company does not invest in derivative instruments or participate in hedging activities, the adoption of this standard is not expected to have an effect on the Company s consolidated financial statements.


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

                                       Income      Shares      Per Share
                                   (Numerator)  (Denominator)   Amount
THREE MONTHS ENDED 1/31/99:
Basic:
  Net Loss                         $(  152,015)    5,311,130  $(     .03)
Effect of dilutive securities-
  Stock subscriptions, options
  and warrants                           --            --           --
Diluted
 Net loss and assumed conversions  $(  152,015)    5,311,130  $(     .03)


SIX MONTHS ENDED 1/31/99:
Basic:
  Net Loss                         $(  207,627)    5,311,130  $(     .04)
Effect of dilutive securities-
  Stock subscriptions,  options
  and warrants                           --            --            --
Diluted
 Net loss and assumed conversions  $(  207,627)    5,311,130  $(     .04)


THREE MONTHS ENDED 01/31/98:
Basic:
   Net Income                      $    79,161     5,311,130  $      .02
Effect of dilutive securities-
  Stock subscriptions, options
  and warrants                            --          24,519          --
Diluted
 Net loss and assumed conversions  $    79,161     5,335,649  $      .02

SIX MONTHS ENDED 1/31/98:
Basic:
  Net Loss                         $(   94,319)    5,311,130  $(     .02)
Effect of dilutive securities-
  Stock subscriptions, options
  and warrants                           --            --             --
Diluted
 Net loss and assumed conversions  $(   94,319)    5,311,130  $(     .02)



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

At January 31, 1999 and 1998, property and equipment consisted of the following:

                                       01/31/99             01/31/98

     Office Furniture and Equipment  $   220,958         $    210,013
     Less Accumulated Depreciation    (  161,277)         (   132,996)
                                     ------------        -------------
                                     $    59,681         $     77,017
                                     ============        =============


Depreciation of Office Furniture and Equipment is computed using the declining balance and straight-line methods over the estimated useful life of the assets ranging from five to seven years.


ORGANIZATION COSTS-

Organization costs are recorded at cost and are being amortized on a straight-line basis over 5 years. At January 31, 1999 and 1998, the balances were as follows:

                                         01/31/99        01/31/98

     Organization Costs                 $   51,714       $   51,714
     Less Accumulated Amortization        ( 51,714)       (  43,956)
                                        -----------      -----------
                                             --          $    7,757
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

At January 31, 1999, the future minimum rental commitment under these leases were as follows:

              Schedule of minimum lease payments
                         1999                $  172,800
                         2000                   180,000
                         2001                   186,000
                         2002                   191,000
                         2003                   165,000
                         Thereafter              95,000
                                             ----------
                                   Total     $  989,800
                                             ==========

RESTRICTED CASH-

Restricted cash consists of cash held in client trust accounts and cash pledged as collateral for an equipment lease.

NOTES RECEIVABLE-

The Company had notes receivable balances as of January 31, 1999 and 1998 as follows:
                                                   January 1999   January 1998

Notes receivable from third party in monthly
installments of $10,000 beginning September 15,
1998, including interest at 10% per annum.
Balance of principal and interest is due
September 1, 2000.  Real estate is pledged
as collateral                                       $    144,406 $      --

Notes receivable from related parties                    435,000        --
                                                    ------------ -------------
Notes Receivable                                    $    579,406 $      --
                                                    ============ =============


COMMON STOCK WARRANTS-

In June 1998, the Company issued warrants to acquire up to 187,500 shares of common stock for $2.00 per share, exercisable through June 2003 in exchange for certain loans made to the Company. No warrants were exercised as of January 31, 1999. The Warrants includes 87,500 shares of common stock exercisable by a director of the Company is (see Due to Related Parties ).

In May 1994, the Company issued warrants to acquire up to 25,000 shares of common stock for $1.25 per share, exercisable through May 1999 in exchange for consulting services rendered. No warrants were exercised as of October 31, 1998.


COMMON STOCK OPTIONS-

In May 1997, the Company, as part of a renegotiation of its reservation services agreement, granted an option to purchase 50,000 shares of the Company s common stock at a price of $2 per share to Hawaii

Reservations Center Corp., which is wholly owned by a director/ stockholder of the Company. The option may be exercised between May 1997 and 2000 and had not been exercised as of January 31, 1999.

LITIGATION

There are various claims and lawsuits pending against the Company involving complaints which are normal and reasonably foreseeable in light of the nature of the Company s business. In the opinion of management, the resolution of these claims will not have a material adverse effect on the Company s consolidated financial position, results of operations or
liquidity.   There were no new lawsuits filed during the quarter ended
January 31, 1999.


DEFERRED CHARGES

At January 31, 1999 and 1998, deferred charges consisted of the following:

                                                     01/31/99   01/31/98
                                                     ---------  ---------
Deferred income related to the receipt of a signing
bonus received on a contract entered into with a
vendor to provide services over a three year period. $  66,667  $  25,410


Deferred rent related to the receipt of a tenant
improvement allowance and reduced rental amount
as a result of a contract entered into for the lease
of office space.  The allowance and reduced rental
amounts is recognized on a straight line method over
the term of the lease                                  104,363          0
                                                     ---------  ---------
                                                       171,030     25,410
Less current portion                                  ( 26,667)  ( 25,410)
                                                     ---------  ---------
Long term portion                                    $ 144,363  $       0
                                                     =========  =========

NOTES PAYABLE-

At January 31, 1999 and 1998, notes payable consisted of the following:
                                                       01/31/99   01/31/98
$300,000 line of credit from a bank with drawings
due on February 18, 1999, with interest (10.5% at
January 31, 1999) at 2.0% above the bank's base
rate.  The Company s accounts receivable are
pledged as collateral and the Chief Executive
Officer and several of the Company's directors are
guarantors. The note shall be repaid in full upon
the sale of the Hanalei Bay Resort scheduled to
close on March 19, 1999.                             $  300,000  $ 300,000

$250,000 line of credit from a bank with drawings
due on April 1, 1999, with interest at 10.5% per
annum.  The Company s furniture and equipment are
pledged as collateral and the Company s Chief
Executive Officer is a guarantor.                       250,000    250,000

Note payable to various individuals with interest
accruing at 10% per annum.  Principal and any
unpaid interest due on March 31, 1999.  In
connection with the notes, certain common
stock warrants were issued.                             200,000       --

                                                     ----------- ----------
Notes Payable, current                               $  750,000  $ 550,000
                                                     ========== =========

INCOME TAXES-

Significant components of the Company's deferred tax assets and liabilities as of January 31, 1999 and 1998 are:
                                            01/31/99         01/31/98

     Deferred tax assets-
         Vacation Pay                     $     7,000     $     7,000
         Noncompetition agreement             219,000         240,000
         Deferred Income                       32,000          31,000
         Net Operating Loss Carryforward      834,000         766,000
         Deferred tax asset                 1,092,000       1,044,000
     Deferred tax liability-              -----------     -----------
         Property and equipment            (    8,000)     (    8,000)
                                          -----------     -----------
     Net Deferred Tax Asset                 1,084,000       1,036,000
     Valuation Allowance                   (1,084,000)     (1,036,000)
                                          -----------     -----------
                                          $     --        $     --
                                          ===========     ===========


The Company has a net operating loss carryforward for income tax purposes of $1,682,000 at July 31, 1998 which expires at various dates through fiscal year 2011.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


FORWARD LOOKING STATEMENTS -  RISK FACTORS

     This Management s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that are subject to a number of risks and uncertainties. These risks and uncertainties could cause actual results to differ materially from the results anticipated in such forward-looking statements.

GENERAL-

     The Company is a Utah corporation which earns its revenues primarily by providing management, reservations, and sales and marketing services to hotels and resorts. The Company currently operates within the State of Hawaii and the Commonwealth of Saipan under the trade names Hawaiian Pacific Resorts, and Castle Resorts and Hotels.

     The Company s revenues are derived from management fees, sales and marketing fees, reservation fees, accounting fees, commissions, incentive fees and other fees from the properties it represents pursuant to the terms and conditions of its management contracts. In addition to the fees described, the Company also earns revenues from transient and long term rentals and other hotel related income from its leased hotel. The revenues of the properties which are managed by the Company, except as mentioned herein, are not recorded as revenues of the Company.

     The Company s operating expenses are comprised of labor, reservation fees and other costs associated with operating as a management company. The expenses of the properties which are managed by the Company, except as mentioned herein, are not recorded as expenses of the Company.

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

     In January of 1999, the Company signed on as a co-lessee on a lease agreement for real property located in the Cook Islands. The lease is for land upon which is situated an uncompleted luxury resort which is approximately 85% completed. The lease is for 60 years and calls for monthly rentals of 1% of room revenues produced by the property. The Company entered into an agreement to issue 50,000 shares of Series B preferred stock to its co-lessee in exchange for a 20% ownership of the leasehold interest for the completed property. The Company's co-lessee shall be responsible for the reconstruction of the property which is scheduled to commence in April of 1999. The Company shall have no obligation to infuse funds into the costs of reconstruction or any of the operating costs of the property following its opening which is scheduled for the first quarter of calendar 2000. The Company shall be awarded the management contract of the property and shall also be involved with the construction management of the property. Although no assurances can be given, management estimates that it shall earn substantial management fees from the hotel operations following the opening of the hotel.

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


RESULTS OF OPERATIONS-

FOR THE QUARTERS ENDED JANUARY 31, 1999 AND 1998

SALES

For the quarters ended January 31, 1999 and 1998, the Company had total revenues of $1,039,249 and $1,586,208, respectively, a decrease of $546,959 or 34%. The decrease in revenues for the quarter ended January 31, 1999 as opposed to the prior year is attributed to the termination of a lease of 167 units operated as a hotel. The lease was terminated on April 30, 1998 and therefore, hotel revenues were zero for the quarter ended January 31, 1999 as compared to $486,853 for the quarter ended January 31, 1998. For the quarter ended January 31, 1999, revenues from the Company s primary source of income, (management fees and management related services,) decreased by $60,106, or 5%, from $1,099,355 to $1,039,249. The decrease in management related income is attributed to the economic downturn of Hawaii s tourism industry. Hawaii s tourism industry depends greatly on the westbound traveler from Asia and the economic turmoil of the Asian nations has contributed to the decline in the number of Hawaii visitor arrivals.

COSTS AND EXPENSES

Operating expenses for the quarters ended January 31, 1999 and 1998 were $1,159,638 and $1,490,285, respectively, a decrease of $330,647 or 22%. The decrease in operating expenses as opposed to the prior year is attributed to the termination of a lease of 167 units operated as a hotel. The lease was terminated on April 30, 1998 and therefore, operating expenses for the quarter ended January 31, 1999 was zero as compared to $484,732 for the quarter ended January 31, 1998. For the quarter ended January 31, 1999, operating expenses from the Company s primary source of income, (management fees and management related services,) increased over the prior year by $154,085, or 15%, from $1,005,553 to $1,159,638.

Payroll and benefits increased by $58,333 as a result of the Company increasing its staffing in order to effectively service the increase in the Company s portfolio of management agreements located outside of the State of Hawaii and to also increase the number of properties in the Company s non-Hawaii portfolio of hotels and resorts.

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

As discussed previously, the decrease in profitability is attributed to the downturn in the tourism industry of Hawaii and the funding of expansion costs for the Company. The Company is seeking properties outside of the state of Hawaii in order to diversify it s geographic markets. Part of the expansion entails additional travel and staffing costs which the Company must fund in order to penetrate these markets. In addition, the Company hired a new Vice President of Finance to assist in the acquisition of equity for the Company which will be necessary in order for the Company to be successful with it s growth strategy.


LIQUIDITY AND CAPITAL RESOURCES-

As of January 31, 1999, total current assets were $3,088,415 and consisted primarily of $1,100,952 in accounts receivable and $1,090,269 in due from related parties. Total current liabilities were $3,028,367 leaving a net working capital of $60,048.

The Company s primary sources of working capital are cash flow from operations and borrowings. Net cash used in operations was $187,609 for the six months ended January 31, 1999 as compared to $649,144 for the prior year. Net cash provided by investing activities was $14,915 as compared to $68,428 for the six months ended January 31, 1999 and 1998, respectively. Net cash used to repay amounts due to related parties was $25,364 for the six months ended January 31, 1999.

The Company had unrestricted cash of $153,505 and $98,222 at January 31, 1999 and 1998, respectively.

In July of 1997, the Company sold 222,100 shares of unregistered and restricted stock for a gross price of $2.00 per share, or an aggregate of $425,399 (net of commissions and other issuance fees) in a private placement. The shares were subscribed and $384,754 was received in July 1997, with the balance of $40,645 received in September 1997. The stock certificate was issued in November of 1997.

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

In November of 1998, Hanalei Bay International Investors ( HBII ) entered into an agreement for the sale of its interest in the Hanalei Bay Resort. The sale was initially scheduled to close in December of 1998 and has been delayed to a closing date of March 18, 1999. At January 31, 1999, the Company had a receivable balance of $1,090,269 related to fees, interest and reimbursements, and $435,000 in advances for a total of $1,525,269. Based on preliminary projections, although no assurances can be given, the sale proceeds received by the owners of HBII will not be sufficient to satisfy all of the claims of its creditors upon the closing of the sale. It is projected that the Company shall not receive all of the funds due from HBII upon the closing of the sale. Under the terms and conditions of the HBII Sale Agreement, HBII shall be entitled to a percentage of the future cashflows received upon the sale of timeshare intervals which the new owner of the Hanalei Bay Resort shall receive. The Company shall receive payments to be applied to the receivable balance from the future cashflows received by HBII from the new owners of the Hanalei Bay Resort. Although no assurance can be given, management is confident that the future cashflows received by HBII will allow the full repayment to the Company for all amounts due from HBII.

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

As discussed previously, the Company entered into an agreement to issue
50,000 shares of its Series B Preferred Stock via a private placement in exchange for a 20% ownership interest in a lease for a property located in the Cook Islands. In January of 1999, the Company signed and was approved as a co-lessee by the government of the Cook Islands. The property is currently not in operation, having been abandoned by its previous developer after completing approximately 85% of the project. Based upon estimates received by construction experts in the area, the property is valued in excess of $25,000,000. The construction on this property is scheduled to commence in April of 1999 and is scheduled to be completed in early 2000. Although no assurance can be given, management believes that it will be hired as a consultant to oversee the reconstruction of the project and that it will also sign a contract for the management of the property once construction is completed. Based on preliminary projections management believes, although no assurances can be given, that the property shall be profitable and the management fees earned by the Company will be substantial.

Although no assurances can be given, management believes that the combination of the impending sale of HBII, the increase in the Company s hotel and resort portfolio, the private placement of equity, net cashflow generated from operations and the future availability of credit facilities will be sufficient to fund the operations of the Company in the future.

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

On July 31, 1995, the Company invested $100,000 into a reorganization plan instituted by HBII. Under terms of the HBII reorganization plan, the eighty seven units owned by HBII will be sold under a timeshare plan and investors in the timeshare plan may receive up to four times their investment over the life of the timeshare plan. As of January 31, 1999, the Company has received a total of $172,228 from this investment. Of the funds received, $43,057 represents a return of the initial investment and $129,171 represents a gain to the Company. Although no assurance can be given, management is confident that it will be able to collect the remaining principal balance of this investment upon the sale of HBII (See Liquidity & Capital Resources ).

On August 1, 1994, the Company entered into a contract with Hawaii Reservations Center Corp. ( HRCC ), a company controlled by Charles M. McGee, pursuant to which HRCC shall provide reservation services for hotels and resorts managed by the Company. Since the purchase of KRI, Inc., reservation services for hotels and resorts managed by the Company were provided by KRI, Inc. The fees paid by the Company include a fixed monthly fee plus commissions. The Company also agreed to sell to HRCC the assets of the reservation offices of KRI, Inc., which consisted of office equipment. As consideration for the equipment, HRCC agreed to employ the reservation department employees of KRI, Inc. and to assume the liability for the accrued vacation of such employees. The Company realized a gain of $4,372 on the transaction, as the value of the accrued vacation exceeded the net book value of the office equipment sold. It is management s belief that the contract with HRCC are on terms which are no less favorable than those which could be negotiated with companies not affiliated with the Company, however, in May of 1997, the Company renegotiated its contract with HRCC with regard to the fees charged. Under the new agreement, the fees paid to HRCC are based upon the monthly room revenues of the properties managed by the Company, subject to a minimum monthly fee. Management believes, although no assurances can be given, that the Company shall enjoy lower reservations costs under the new agreement.


YEAR 2000

The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company s computer programs that have date-sensitive software may recognize a date using 00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

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

The Company s plan to resolve the Year 2000 Issue involves four phases; assessment, remediation, testing and implementation. To date the Company has fully completed its assessment of all material systems that could be affected by the Year 2000 Issue. The completed assessment indicated that some of the Company s significant information technology systems could be affected. That assessment concluded that the affected systems include a number of the Company s personal computers and the Company s telephone system. If not resolved on a timely basis, these systems could hamper the Company s ability to provide adequate and timely customer services from which the Company derives a significant portion of its revenues.

For its information technology and operating equipment exposures, to date the Company is approximately 50% complete on the remediation phase for all material systems and expects to complete software reprogramming and/or replacement no later than June 30, 1999. After completing the reprogramming and/or replacement of software, the Company s plans call for testing and implementing its information technology systems. To date, the Company has completed 75% of its testing. The Company has not yet begun its implementation phase. The Company expects that all remediated systems will be fully implemented by June 30, 1999.

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

The Company plans to complete the Year 2000 modifications are based on management s best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, and other factors. Estimates on the status of completion and expected completion dates are based on man-hours incurred to date compared to total expected man-hours. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer costs, and similar uncertainties.


PART II  -  OTHER INFORMATION

Item 4.     SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

The annual meeting of the shareholders of The Castle Group, Inc. was held on January 22, 1999.

At the annual meeting, the shareholders voted to elect each of management s board of director nominees as listed in the Company s proxy statement, and to ratify the selection of Coopers & Lybrand, L.L.P. as the independent auditors for the Company for the fiscal year ending July 31, 1999. The number of votes cast for, against or withheld, as well as the number of abstentions as to each matter is set forth below:

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

Ratification of Pricewaterhouse Coopers, L.L.P. as the Company s independent auditor for the year ending July 31, 1999.


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

                                                                    Sequential
Exhibit                                                                Page
Number             Description                                        Number
1.1    Form of Placement Agency Agreement incorporated by
       reference to Exhibit 1.1 to the Company s Registration
       Statement on Form SB2/A-1 filed on March 10, 1998.                *

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

6.17   Extension of Revolving Line of Credit Agreement dated
       December 11, 1996 between  The Castle Group, Inc., KRI,
       Inc., Castle Resorts & Hotels, Inc., and Hawaii National
       Bank incorporated by reference to Exhibit 6.17 to the
       Company s Annual Report on Form 10-KSB for the year ended
       July 31, 1997.                                                    *

6.18   Extension of Revolving Line of Credit Agreement dated March
       5, 1997 between The Castle Group, Inc., KRI, Inc., Castle
       Resorts & Hotels, Inc., and Hawaii National Bank
       incorporated by reference to Exhibit 6.18 to the Company s
       Annual Report on Form 10-KSB for the year ended July 31,
       1997.                                                             *

6.19   Extension of Revolving Line of Credit Agreement dated June
       30, 1997 between The Castle Group, Inc., KRI, Inc., Castle
       Resorts & Hotels, Inc., and Hawaii National Bank
       incorporated by reference to Exhibit 6.19 to the Company s
       Annual Report on Form 10-KSB for the year ended July 31,
       1997.                                                             *

6.20   Stock Option Agreement dated May 21, 1997 between Hawaii
       Reservations Center Corp. and The Castle Group, Inc.
       incorporated by reference to Exhibit 6.20 to the Company s
       Annual Report on Form 10-KSB for the year ended July 31,
       1997.                                                             *

6.21   Steve Townsend Employment Agreement dated May 31, 1997,
       effective as of July 28, 1997 between Steve Townsend and the Company incorporated by reference to Exhibit 6.21 to the
       Company s Annual Report on Form 10-KSB for the year ended
       July 31, 1997.                                                    *

6.22   Consulting Agreement between Kimo M. Keawe, Keawe Resorts,
       Inc. and the Company dated April 16, 1997 incorporated by
       reference to Exhibit 6.22 to the Company s Annual Report on
       Form 10-KSB for the year ended July 31, 1997.                     *

6.23   Amendment to Consulting Agreement between Kimo M. Keawe,
       Keawe Resorts, Inc. and The Castle Group, Inc. dated April
       16, 1997 incorporated by reference to Exhibit 6.23 to the
       Company s Annual Report on Form 10-KSB for the year ended
       July 31, 1997.                                                    *


6.24   Letter dated July 31, 1997 from Kelvin Bloom forfeiting
       his stock option and all amendments incorporated by
       reference to Exhibit 6.24 to the Company s Annual Report on
       Form 10-KSB for the year ended July 31, 1997.                     *

6.25   Amendment to Promissory Notes from the Company to Saburo or
       Mitsue Maruyama for $3,600; Michael S. Nitta for $16,800;
       Keawe Resorts, Inc. for $122,000; M.K. & Sons, Inc. for
       $12,000; Shigeru Shinno for $6,000; and T.N. Group Hawaii,
       Inc. for $6,000 incorporated by reference to Exhibit 6.25
       to the Company s Annual Report on Form 10-KSB for the year
       ended July 31, 1997.                                              *

6.26   Commercial Promissory Note between the Company and City Bank dated November 14, 1997 incorporated by reference to Exhibit
       6.26 to the Company s quarterly report on Form 10-QSB for the
       quarter ended January 31, 1998                                    *

6.27   Promissory note for $50,000 dated January 15, 1998 between the Company and Michael S. Nitta incorporated by reference to
       Exhibit 6.26 to the Company s quarterly report on Form 10-QSB
       for the quarter ended January 31, 1998                            *

6.28   Promissory note for $60,000 dated January 29, 1998 between the Company and Kelvin M. Bloom incorporated by reference to
       Exhibit 6.26 to the Company s quarterly report on Form
       10-QSB for the quarter ended January 31, 1998.                    *

6.29   Letter from Hawaii National Bank extending the due date on the $300,000 revolving line of credit to July 15, 1998,
       incorporated by reference to Exhibit 6.29 to the Company s quarterly report on form 10-QSB for the quarter ended April
       30, 1998                                                          *

6.30   Amendment of promissory note dated January 29, 1998
       between the Company and Kelvin M. Bloom extending the due
       date on the note to July 15, 1998, incorporated by reference to Exhibit 6.30 to the Company s quarterly report on form
       10-QSB for the quarter ended April 30, 1998                       *

6.31   Amendment of promissory note dated January 15, 1998 between the Company and Michael S. Nitta extending the due date on the note to July 15, 1998, incorporated by reference to
       Exhibit 6.31 to the Company s quarterly report on form
       10-QSB for the quarter ended April 30, 1998                       *

6.32   Letter from City Bank extending the due date on the $250,000 line of credit to August 15, 1998, incorporated by reference to Exhibit 6.32 to the Company s form 10Q-SB for the quarter
       ended April 30, 1998.                                             *

6.33 Amendment of Lease between The Castle Group, Inc. and Hirano Enterprises effective April 1, 1998, incorporated by reference to Exhibit 6.33 to the Company s form 10Q-SB for
       the quarter ended April 30, 1998.                                 *

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

6.37   Promissory note dated August 13, 1998 in favor of the
       Company from Fortress LLC for $250,000.                           *

6.38   Promissory note in favor of the Company from Hanalei Bay
       International Investors for $435,000 dated July 31, 1998.         *

6.39   Promissory note dated July 15, 1998 between the Company and
       Kelvin M. Bloom for $118,800.                                     *

6.40   Promissory note dated July 15, 1998 between the Company and
       Michael S. Nitta for $48,800.                                     *

6.41   Letter of extension from Hawaii National Bank extending the due date on the $300,000 line of credit to December 10,
       1998.                                                             *

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




THE CASTLE GROUP, INC.

(Registrant)


June 18, 1999                            /s/   Rick Wall
                                        ---------------------------
                                        Chairman of the Board and
                                        Chief Executive Officer



June 18, 1999                           /s/ Michael S. Nitta
                                        ---------------------------
                                        Chief Financial Officer