Form 10QSB
period 1999-04-30
CASTLE GROUP INC
filed 1999-06-21
CIK 918543

                   U.S. Securities and Exchange Commission

                            Washington, D.C. 20549

                                 FORM 10-QSB
(Mark One)

  [ X ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended April 30, 1999

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

                           Yes [ x ]       No [   ]

Number of shares outstanding of each of the Registrant's classes of stock, as of April 30, 1999:

                   Common stock, $.02 par value - 5,311,130

Transitional Small Business Disclosure Format (check one):

                            Yes [ x ]    No [   ]




Page 1 of 78 sequentially numbered pages

                            THE CASTLE GROUP, INC.
                                 FORM 10-QSB
                              TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


Consolidated Balance Sheets as of April 30, 1999
 and 1998 (unaudited)...............................................  3

Consolidated Statements of Operations for the three and nine months ended April 30, 1999 and 1998 (unaudited)..........................  4

Consolidated Statements of Cash Flows for the three and nine months ended April 30, 1999 and 1998 (unaudited)..........................  5

Notes to the Consolidated Financial Statements (unaudited)..........  6

Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations............................... 14


PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders......... 23


Item 5. Other Information........................................... 23


Item 6.  Exhibits and Reports on Form 8-K........................... 23


SIGNATURES.......................................................... 29

PART 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements
                    THE CASTLE GROUP, INC. AND SUBSIDIARY
      Consolidated Balance Sheets - April 30, 1999 and 1998 (Unaudited)
ASSETS                                      April 1999      April 1998
Current Assets
 Cash                                       $    151,416  $    133,746
 Accounts Receivable, Net                      1,320,444     1,172,086
 Prepaid Expenses                                157,955       257,391
 Restricted Cash                                  19,941        19,941
 Notes Receivable, current                       144,406             0
 Due from Related Parties                      1,073,056       559,517
Total Current Assets                           2,867,218     2,142,681
 Property, Furniture Fixtures and
  Equipment, Net                                  53,531        71,998
 Other Assets:
 Investment in HBII Timeshare Program             56,121        59,389
 Deposits                                        181,750       158,230
 Organization Costs                                    0         5,171
Total Other Assets                               237,871       222,790
TOTAL ASSETS                                $  3,158,620  $  2,437,469
LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
 Accounts Payable                           $    902,426  $    940,249
 Vacation Payable                                103,281        99,004
 Wages Payable                                    86,507        73,129
 Taxes Payable                                    26,835        48,361
 Due to Related Parties, current                 213,025       293,200
 Notes Payable, current                          225,000       550,000
 Deferred Income                                  26,667             0
 Other Accrued Liabilities                       356,038       157,442
Total Current Liabilities                      1,939,779     2,161,385
Due to Related Parties, non-current               48,977             0
Deferred Income                                  139,625        80,000
Total Liabilities                              2,128,381     2,241,385
Stockholders  Equity
 Common stock, $.02 par value, 20,000,000
  Shares authorized, 5,311,130  Issued
  & outstanding                                  106,223       106,223
 Series "A" Preferred stock, $100 par
  value, 50,000Shares authorized,
  8,550 Issued & Outstanding                     855,000             0
  Capital in excess of par value               2,539,175     2,539,175
 Accumulated Deficit                          (2,470,159)   (2,449,314)
Total Stockholders' Equity                     1,030,239       196,084
Total Liabilities and Stockholders' Equity  $  3,158,620  $  2,437,469

The accompanying notes are an integral part of the consolidated financial statements.

                    THE CASTLE GROUP, INC. AND SUBSIDIARY
                    Consolidated  Statements of Operations
         for the three and nine months ended April 30, 1999 and 1998
                                 (Unaudited)

                                Three Months Ended         Nine Months Ended
                             April 1999   April 1998   April 1999    April 1998
Revenue
 Management fees            $ 1,167,193  $   820,210  $ 2,900,688  $  2,474,573
 Hotel Operating Revenues             0      356,407            0     1,267,102
 Other Income                   163,079      306,629      589,429       675,653
 Total Revenues               1,330,272    1,483,246    3,490,117     4,417,328
 Expenses
 Payroll and benefits           586,396      508,686    1,675,494     1,492,443
 Hotel Operating Expenses             0      325,646            0     1,288,093
 Professional fees                7,963       26,539       83,433        72,447
 Reservation services           243,417      224,967      729,506       651,068
 Depreciation and
  Amortization                    6,150        7,605       21,136        22,815
 Rent                            90,097      101,489      286,686       313,139
 Travel and entertainment        30,662       22,683      104,388        96,689
 Office expense                  20,085       12,396       51,320        40,346
 Utilities                       12,003        7,854       37,310        30,574
 Taxes, other than income        50,220       46,448      139,477       123,901
 Advertising and marketing       48,763       21,178      120,900        86,632
 Outside sales offices           39,512       22,665      126,557        46,296
 Insurance                       17,879       18,162       53,288        56,133
 Other                            4,010        7,878       30,351        33,358
Total Expenses                1,157,157    1,354,196    3,459,846     4,353,934
Income from operations          173,115      129,050       30,271        63,394

Other Expenses
 Interest Expense                29,715       19,977       94,498        48,640

Net Income (Loss)           $   143,400  $   109,073  $(   64,227)  $    14,754


Per Share Data
Basic Earnings
  Net Income (Loss)         $       .03  $       .02  $(      .01)  $       .00

Diluted Earnings
  Net Income (Loss)         $       .03  $       .02  $(      .01)  $       .00






The accompanying notes are an integral part of the consolidated financial statements.

THE CASTLE GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
For the nine months ended April 30, 1999 and 1998
( Unaudited )
                                                       Nine Months Ended
                                                    April 1999    April 1998
Cash Flows From Operating Activities
 Net Income (Loss)                                  $(   64,227)  $    14,754
 Adjustments to reconcile net income (loss) to net
  cash used in operating activities-
   Depreciation and amortization                         21,136        22,814
 Changes in assets and liabilities-
  Increase in accounts receivable                    (  307,026)   (  351,717)
  Increase in due from related parties               (  228,258)   (  361,787)
  Increase in prepaid expenses                       (  135,881)   (  167,612)
  Increase in deferred income                            86,292         3,770
  Increase in accounts payable                           13,019       326,458
  Increase in taxes payable                                 476        12,218
  Increase (Decrease) in other accrued liabilities       78,581    (  118,276)
Net cash used in operating activities                (  535,888)   (  619,378)
Cash Flows From Investing Activities
  Purchase of property & equipment                   (   10,945)   (    4,484)
  Deposits made                                      (  180,000)            0
  Stock subscription received                                 0        40,645
  Receipt of deposits                                    23,897        37,374
  Investment in HBII Timeshare Program                    2,787         1,851
Net cash provided by (used in) investing activities  (  164,261)       75,386
Cash Flows from Financing Activities
  Proceeds from Series "A" Preferred Stock Offering     855,000             0
  Proceeds from notes payable                                 0       410,000
  Collection of note receivable from HBII               435,000             0
  Collection of note receivable                         105,594             0
  Repayment of notes payable                         (  525,000)            0
  Repayment to related parties                       (  264,998)   (    1,200)
Net cash provided by financing activities               605,596       408,800
Net Decrease in Cash                                 (   94,553)   (  135,192)
Cash at Beginning of Period                             245,969       268,938
Cash at end of Period                               $   151,416   $   133,746

Supplemental disclosure of cash flow information
  Cash paid during the year for interest            $    94,499   $    48,640








The accompanying notes are an integral part of the consolidated financial statements.

                    THE CASTLE GROUP, INC. AND SUBSIDIARY
            Notes to Consolidated Financial Statements (unaudited)


The accompanying consolidated financial statements of The Castle Group, Inc., its wholly owned subsidiary, KRI, Inc. and KRI, Inc. s wholly-owned subsidiary, HPR Advertising, Inc. for the three and nine months ended
April 30, 1999 have been prepared in accordance with generally accepted accounting principles. These consolidated financial statements have not been audited by independent public accountants, but include all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. The consolidated financial statements of The Castle Group, Inc. and Subsidiary (the "Company") does not include all disclosures associated with annual financial statements and accordingly, should be read in conjunction with the annual consolidated financial statements and notes thereto included in the Company s Annual Report on Form 10-KSB for the year ended July 31, 1998, as filed with the Securities and Exchange Commission. A copy of this report is available from the Company upon request. The results of operations for the three and nine months ended April 30, 1999 are not necessarily indicative of the operating results for the remainder of the year.

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

In February 1998, the FASB issued SFAS No. 132 "Employers Disclosures about Pensions and Other Postretirement Benefits," which standardized the disclosure requirements for pensions and other post-retirement benefits. This statement is effective for fiscal years beginning after December 15, 1997. As the Company does not have a pension plan or other post retirement plan, the adoption of this statement is not expected to have an effect on the Company s consolidated financial statements.

                    THE CASTLE GROUP, INC. AND SUBSIDIARY
            Notes to Consolidated Financial Statement (unaudited)


In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires the recognition of all derivative instruments as either assets or liabilities in the statement of financial position and measurement of those derivative instruments at fair value. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. On May 19, 1999, the FASB voted to defer the implementation of SFAS No. 133 for a one-year period to fiscal years beginning after June 15, 2000. It is expected that the FASB will issue an amendment to SFAS No. 133 in this regard. As the Company does not invest in derivative instruments or participate in hedging activities, the adoption of this standard is not expected to have an effect on the Company s consolidated financial statements.

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

During the quarter ended October 31, 1998, the Company received a tenant improvement allowance of $56,475 and discounted rents for the first two years as a result of a contract entered into with its landlord over a 69 month period. The allowance and discount is recognized on a straight line method over the term of the contract.

PER SHARE DATA-

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share as of April 30, 1999 and 1998, respectively.

                    THE CASTLE GROUP, INC. AND SUBSIDIARY
            Notes to Consolidated Financial Statement (unaudited)


                                       Income          Shares       Per Share
                                     (Numerator)    (Denominator)    Amount
THREE MONTHS ENDED 04/30/99:
Basic:
  Net Income                         $   143,400       5,311,130    $    .03
Effect of dilutive securities-
  Stock subscriptions, options
   and warrants                            --              --            --
Diluted
 Net Income and assumed conversions  $   143,400       5,311,130    $    .03

NINE MONTHS ENDED 04/30/99:
Basic:
  Net Loss                           $(   64,227)      5,311,130    $(   .01)
Effect of dilutive securities-
  Stock subscriptions, options
   and warrants                            --              --            --
Diluted
 Net loss and assumed conversions    $(   64,227)      5,311,130    $(   .01)

THREE MONTHS ENDED 04/30/98:
Basic:
   Net Income                        $   109,073       5,311,130    $    .02
Effect of dilutive securities-
  Stock subscriptions, options
   and warrants                            --             20,070         --
Diluted
 Net Income and assumed conversions  $   109,073       5,331,200    $    .02

NINE MONTHS ENDED 04/30/98:
Basic:
  Net Income                         $    14,754       5,311,130    $    .00
Effect of dilutive securities-
  Stock subscriptions, options
   and warrants                            --             18,182         --
Diluted
Net Income and assumed conversions   $    14,754       5,329,312    $    .00


Note that the warrants and options outstanding for the nine month period ended April 30, 1999 were not considered common stock equivalents since they were anti-dilutive.

                    THE CASTLE GROUP, INC. AND SUBSIDIARY
            Notes to Consolidated Financial Statement (unaudited)


PROPERTY, FURNITURE, FIXTURES AND EQUIPMENT-

Property, furniture, fixtures and equipment are recorded at cost. When assets are retired, sold or otherwise disposed of, the cost and the related accumulated depreciation of the asset is removed from the accounts, and any resulting gain or loss is reflected in income for the period.

The cost of maintenance and repairs are charged against income as incurred. Renewals and betterments are capitalized and depreciated over their estimated useful lives.

At April 30, 1999 and 1998, property, furniture, fixtures and equipment consisted of the following:

                                               04/30/99            04/30/98
       Office Furniture and Equipment        $    220,958        $   210,013
       Less Accumulated Depreciation          (   167,427)        (  138,015)

                                             $     53,531        $    71,998

Depreciation of Office Furniture and Equipment is computed using the declining balance and straight-line methods over the estimated useful life of the assets ranging from five to seven years.

RELATED PARTY TRANSACTIONS-

Hanalei Bay International Investors-

The Company has a hotel management agreement with Hanalei Bay International Investors ("HBII") to manage the Hanalei Bay Resort ("HBR"). The managing general partner of HBII is also the Chairman and Chief Executive Officer of the Company. Under the agreement, the Company is to receive management and incentive fees based on a percentage of gross total revenue and net income respectively. The Company also receives reservation fees based on a percentage of gross room revenues and a marketing fee based on a percentage
of gross revenue.   At April 30, 1999 and 1998, the Company had receivable
balances of $1,073,056 and $559,517, respectively, from HBII.

Reservation Services-

Reservation services are provided by Hawaii Reservation Center Corporation, wholly owned by a stockholder/director who has a 2% interest in the Company. Reservation services expense for the quarters ended April 30, 1999 and 1998 was $243,417 and $224,967, respectively. The Company had a payable balance to Hawaii Reservation Center Corporation of $189,718 and $192,951 as of April 30, 1999 and 1998, respectively.

                    THE CASTLE GROUP, INC. AND SUBSIDIARY
            Notes to Consolidated Financial Statement (unaudited)


Due to Related Parties-

The Company had the following related party loan balances as of April 30, 1999 and 1998:

                                                   April 1999   April 1998
6% loans from stockholders, $18,000 was due on
 January 31, 1997 and $166,400 was extended to
 August 1, 1998                                    $  149,600   $  184,400
10% loans from Officer, due August 15, 2000            69,273         --
10% loans from Officer, due August 15, 1999            43,129      108,800
                                                   $  262,002   $  293,200

In June 1998, the Company issued warrants to acquire up to 87,500 shares of common stock for $2.00 per share, exercisable through June 2003 in exchange for a $175,000 loan made by a director. The loan was subsequently paid in April of 1999. No warrants were exercised as of April 30, 1999.

In April 1999, a note to an officer was refinanced and the due date extended to August 15, 2000. The new note calls for installments of $2,000 per month.

LEASES-

The Company has leases for office space, vehicles and equipment expiring at various dates through 2004. The office leases are renewable for an additional five years.

At April 30, 1999, the future minimum rental commitment under these leases were as follows:

            Schedule of minimum lease payments
                       1999            $    172,800
                       2000                 180,000
                       2001                 186,000
                       2002                 191,000
                       2003                 165,000
                       Thereafter            95,000
                         Total         $    989,800

RESTRICTED CASH-

Restricted cash consists of cash held in client trust accounts and cash pledged as collateral for an equipment lease.

                    THE CASTLE GROUP, INC. AND SUBSIDIARY
            Notes to Consolidated Financial Statement (unaudited)


NOTES RECEIVABLE-

The Company had notes receivable balances as of April 30, 1999 and 1998 as follows:

                                                   April 1999    April 1998
Notes receivable from third party in monthly
  installments of $10,000 beginning September 15,
  1998, including interest at 10% per annum.
  Balance of principal and interest is due
  September 1, 2000.  Real estate is pledged
  as collateral                                    $   144,406   $     --


COMMON STOCK WARRANTS-

In June 1998, the Company issued warrants to acquire up to 187,500 shares of common stock for $2.00 per share, exercisable through June 2003 in exchange for certain loans made to the Company. No warrants were exercised as of April 30, 1999. The Warrants issued includes warrants to acquire up to 87,500 shares of common stock exercisable by a director of the Company is (see "Due to Related Parties").

In May 1994, the Company issued warrants to acquire up to 25,000 shares of common stock for $1.25 per share, exercisable through May 1999 in exchange for consulting services rendered. No warrants were exercised as of April 30, 1999.

COMMON STOCK OPTIONS-

In May 1997, the Company, as part of a renegotiation of its reservation services agreement, granted an option to purchase 50,000 shares of the Company s common stock at a price of $2 per share to Hawaii Reservations Center Corp., which is wholly owned by a director/ stockholder of the Company. The option may be exercised between May 1997 and 2000 and had not been exercised as of April 30, 1999.

LITIGATION-

There are various claims and lawsuits pending against the Company involving complaints which are normal and reasonably foreseeable in light of the nature of the Company s business. In the opinion of management, the resolution of these claims will not have a material adverse effect on the Company s consolidated financial position, results of operations or
liquidity.   There were no new lawsuits filed during the quarter ended April
30, 1999.

                    THE CASTLE GROUP, INC. AND SUBSIDIARY
            Notes to Consolidated Financial Statement (unaudited)


DEFERRED INCOME-

At April 30, 1999 and 1998, deferred income consisted of the following:

                                                       04/30/99      04/30/98

Deferred income related to the receipt of a signing
bonus received on a contract entered into with a
vendor to provide services over a three year period.   $  60,000     $  80,000

Deferred rent related to the receipt of a tenant
improvement allowance and reduced rental amount
as a result of a contract entered into for the lease
of office space.  The allowance and reduced rental
amounts is recognized on a straight line method over
the term of the lease                                    106,292          --
                                                         166,292        80,000
Less current portion                                    ( 26,667)         --

Long term portion                                      $ 139,625      $ 80,000

NOTES PAYABLE-

At April 30, 1999 and 1998, notes payable consisted of the following:

                                                           04/30/99   04/30/98
$300,000 line of credit from a bank with drawings
due on February 18, 1999, with interest at 2.0% above
the bank's base rate.  The Company s accounts receivable
are pledged as collateral and the Chief Executive
Officer and several of the Company s directors are
guarantors. The note was repaid in full upon the sale
of the Hanalei Bay Resort on March 26, 1999.               $    --    $ 300,000

$300,000 line of credit from a bank with drawings due on
May 1, 1999, with interest at 10.5% per annum.
The Company s furniture and equipment are pledged as
collateral and the Company s Chief Executive Officer is
a guarantor.                                                225,000    250,000

Notes Payable, current                                    $ 225,000  $ 550,000

                    THE CASTLE GROUP, INC. AND SUBSIDIARY
            Notes to Consolidated Financial Statement (unaudited)


INCOME TAXES-

Significant components of the Company's deferred tax assets and liabilities at April 30, 1999 and 1998 are:

                                              04/30/99        04/30/98
   Deferred tax assets-
       Vacation Pay                        $       7,000   $       7,000
       Noncompetition agreement                  219,000         240,000
       Deferred Income                            32,000          31,000
       Net Operating Loss Carryforward           834,000         766,000
   Deferred tax asset                          1,092,000       1,044,000
   Deferred tax liability-
       Property and equipment               (     8,000)     (     8,000)
   Net Deferred Tax Asset                     1,084,000        1,036,000
        Valuation Allowance                 ( 1,084,000)     ( 1,036,000)
                                           $      --        $      --

The Company has a net operating loss carryforward for income tax purposes of $1,745,600 at April 30, 1999 which expires at various dates through fiscal year 2011.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD LOOKING STATEMENTS - "RISK FACTORS"

This "Management s Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements that are subject to a number of risks and uncertainties. These risks and uncertainties could cause actual results to differ materially from the results anticipated in such forward-looking statements.

GENERAL-

The Company is a Utah corporation which earns its revenues primarily by providing management, reservations, and sales and marketing services to hotels and resorts. The Company currently operates within the State of Hawaii and the Commonwealth of Saipan under the trade names "Hawaiian Pacific Resorts," and Castle Resorts and Hotels."

The Company s revenues are derived from management fees, sales and marketing fees, reservation fees, accounting fees, commissions, incentive fees and other fees from the properties it represents pursuant to the terms and conditions of its management contracts. In 1998, in addition to the fees described, the Company also earned revenues from transient and long term rentals and other hotel related income from its leased hotel. The revenues of the properties which are managed by the Company, except as mentioned herein, are not recorded as revenues of the Company.

The Company s operating expenses are comprised of labor, reservation  fees
and other costs associated with operating as a management company.   The
expenses of the properties which are managed by the Company, except as mentioned herein, are not recorded as expenses of the Company.

As of April 30, 1999, the Company had 29 contracts covering 2,983 rooms, all except 68 rooms located in Saipan and 56 rooms located in Chuuk being situated within the State of Hawaii. Under the management contracts, the Company is typically responsible for the supervision and day-to-day operations of the property in exchange for a base management fee which is based on gross revenues. In some cases, the Company also participates in the profitability of the properties it manages and may earn an incentive fee which is based on the net operating profits of the managed property. Sales and marketing and reservation fees earned from the properties are based on the gross revenues of the property. The Company is also reimbursed for direct advertising and marketing expenditures it makes on behalf of the property, all in accordance with the terms and conditions of the management contracts. The Company also earns commissions and other fees from the properties managed by providing centralized purchasing services to the hotel owners. Under these arrangements, the net savings to the property owner from centralized purchasing are shared between the Company in the form of commissions and to the property owner in the form of cost savings.

In 1998, hotel revenues consisted of revenues from 167 rooms leased by the Company. Under this arrangement, the Company includes as its own revenues the entire property revenues which includes hotel transient rental income as well as the total expenses incurred to operate the property. The property is situated in Waikiki, Hawaii. The Company terminated this lease effective April 30, 1998.

In January of 1999, the Company signed on as a co-lessee on a lease agreement for real property located in the Cook Islands. The lease is for land upon which is situated an uncompleted luxury resort which is approximately 85% completed. The lease is for 60 years and calls for monthly rentals of 1% of room revenues produced by the property. The Company entered into an agreement to issue 50,000 shares of Series "B" preferred stock in exchange for $5,000,000, payable through a 20% ownership of the leasehold interest in the completed Cook Islands project. The Company s co-lessee is responsible for the reconstruction of the property. The Company has no obligation to infuse funds into the costs of reconstruction or any of the operating costs of the property following its opening which was scheduled for the first quarter of calendar 2000. The Company was to have been awarded the management contract of the property and was to also have been involved with the construction management of the property.

As of April 30, 1999, it is uncertain as to whether the co-lessee of the Company has the financial resources to fund the reconstruction of the property. The reconstruction of the property is a condition of the lease agreement and the Company is in the process of securing a replacement for the co-lessee. If the current co-lessee cannot complete the project or if a suitable replacement co-lessee cannot be found, the lease agreement may be cancelled by the lessor.

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


RESULTS OF OPERATIONS-

FOR THE QUARTERS ENDED APRIL 30, 1999 AND 1998

SALES

For the quarters ended April 30, 1999 and 1998, the Company had total revenues of $1,330,272 and $1,483,246, respectively, a decrease of $152,974 or 10%. The decrease in revenues for the quarter ended April 30, 1999 as opposed to the prior year is attributed to the termination of a lease of 167 units operated as a hotel. The lease was terminated on April 30, 1998 and therefore, hotel revenues were zero for the quarter ended April 30, 1999 as compared to $356,407 for the quarter ended April 30, 1998. For the quarter ended April 30, 1999, revenues from the Company s primary source of income, (management fees and management related services,) increased by $203,433, or 18%, from $1,126,839 to $1,330,272. The increase in management related income is attributed to the Company recording fees of $177,000 related to the Hanalei Bay Resort (see "Related Party Transactions"). The fees of $177,000 is related to a Settlement Agreement pertaining to a lawsuit regarding the Hanalei Bay Resort. Under the terms of the Settlement Agreement, the Company will resign as the general managing agent of the Association of Apartment Owners of the Hanalei Bay Resort and terminated its day to day management of the hotel rental pool at the Hanalei Bay Resort in exchange for the sum of $177,000 and a release of the insurance companies involved from any further claim. The Company has retained a Sales, Marketing and Reservations Agreement for the Hanalei Bay Resort and will continue to represent the property in those respects. All parties to the lawsuit have agreed to the settlement and a hearing in Federal Court is being scheduled to approve the claim. Although no assurances may be given, it is management's belief that the Settlement Agreement will be approved by the court as all parties involved have agreed to the terms of the Settlement Agreement.

COSTS AND EXPENSES

Operating expenses for the quarters ended April 30, 1999 and 1998 were $1,157,157 and $1,354,196, respectively, a decrease of $197,039 or 15%.
The decrease in operating expenses as opposed to the prior year is attributed to the termination of a lease of 167 units operated as a hotel. The lease was terminated on April 30, 1998 and therefore, operating expenses for the quarter ended April 30, 1999 was zero as compared to $325,646 for the quarter ended April 30, 1998. For the quarter ended April 30, 1999, operating expenses from the Company s primary source of income, (management fees and management related services,) increased over the prior year by $128,607, or 13%, from $1,028,550 to $1,157,157.

Payroll and benefits increased by $77,710 as a result of the Company increasing its staffing in order to effectively service the increase in the Company s portfolio of management agreements located outside of the State of Hawaii and to also increase the number of properties in the Company s non-Hawaii portfolio of hotels and resorts.

Professional fees decreased by $18,576 due to the Company recording a credit to this expense in the amount of $29,800 during the quarter ended April 30, 1999 as a result of renegotiating its professional and consulting fees
with various attorneys and consultants.   Without taking this credit into
account, professional fees for the quarter ended April 30, 1999 decreased by $11,224 when compared to the quarter ended April 30, 1998 resulting from increased attorney fees related to the acquisition of the lease for the Cook Islands property.

Reservation services increased by $18,450, or 8% due to the higher room revenues for the quarter ending April 1999 as compared to April 1998. Reservation services are based on a percentage of the room revenues recorded for the properties represented by the Company. The increase in room revenues also contributed to an increase in management fees of $169,983, after excluding the $177,000 recorded as a settlement on the Hanalei Bay Resort.

Rent expense decreased by $11,392, or 11% for the quarter ended April 1999 as compared to the prior year as a result of the Company renegotiating its office lease which resulted in a decrease in the base monthly rental paid by the Company to its landlord.

Advertising and marketing expenses increased by $27,585, or 130% due to increased tradeshow participation for the purpose of generating additional room revenues for the properties represented by the Company. The Company also incurred expenses related to the marketing of its services to various properties located in the Pacific Rim area.

Outside sales offices increased by $16,847, or 74% as compared to the quarter ended April 30, 1998 as a result of the Company opening satellite sales offices in Europe and Asia. For the quarter ended April 30, 1999, the Company had an Asian office which was not present during the quarter ended April 30, 1998. The base monthly costs for the Asian office is approximately $5,000 per month.

Interest expense increased by $9,738, or 49% for the quarter ended April 30, 1999 as compared to the prior year due to increased borrowing by the Company to fund its operating and expansion costs.

NET INCOME

The Company reported net income of $143,400 and $109,073 for the quarters ended April 30, 1999 and 1998, respectively, an increase of $34,327.

As discussed previously, the increase in profitability is attributed to the settlement of a lawsuit involving the Hanalei Bay Resort in the amount of $177,000.


LIQUIDITY AND CAPITAL RESOURCES-

As of April 30, 1999, total current assets were $2,867,218 and consisted primarily of $1,320,444 in accounts receivable and $1,073,056 in due from related parties. Total current liabilities were $1,939,779 leaving a net working capital of $927,439.

The Company s primary sources of working capital are cash flows from operations and borrowings. Net cash used in operations was $535,888 for the nine months ended April 30, 1999 as compared to $619,378 for the prior year. Net cash used in investing activities was $164,261 as compared to net cash provided by investing activities of $75,386 for the nine months ended April 30, 1999 and 1998, respectively. Net cash used to repay amounts due to related parties was $264,998 for the nine months ended April 30, 1999 as compared to $1,200 for the prior year. In March and April of 1999, the Company was successful in raising additional equity through the issuance of it's Series "A" Preferred Stock. The Preferred Stock has a $100 par value and each share is convertible into 33.33 shares of the Company's Common Stock at a price of $3.00 per share. Dividends are payable semi-annually, commencing July 15, 1999 at the rate of $7.50 per annum per share. As of April 30, 1999, the Company issued 8,550 shares of the Series "A" Preferred Stock and received proceeds totaling $855,000.

The Company had unrestricted cash of $151,416 and $133,746 at April 30, 1999 and 1998, respectively.

The Company had a $300,000 line of credit which is guaranteed by four of the directors of the Company. The note was due on February 18, 1999 and was paid in full on March 26, 1999.

In November of 1997, the Company secured an additional line of credit for $250,000 from a local bank. In April of 1999, the line of credit was increased to $300,000. The line of credit is due on May 1, 1999 and is personally guaranteed by the Chairman and Chief Executive Officer of the Company. In April of 1999, the Company paid down the line of credit by $75,000, leaving a balance of $225,000 as of April 30, 1999. In May of 1999, the Company refinanced the line of credit via a term loan in the amount of $400,000 and an additional line of credit in the amount of $200,000.

The Company had a net working capital $927,439 and a net working capital deficit of $18,704 as of April 30, 1999 and 1998, respectively.

As of April 30, 1999 and 1998, net working capital included due to related parties in the amount of $213,025 and $293,200, respectively. Also included in net working capital is $26,667 in unamortized deferred income related to a signing bonus paid to the Company by one of its vendors in July 1998 which is being amortized over three years.

The Company has, in the past, met its financial obligations through its line of credit, the issuance of notes to the former stockholders of KRI, Inc. and a private placement of stock in 1997.

In November of 1998, Hanalei Bay International Investors ("HBII") entered into an agreement for the sale of its interest in the Hanalei Bay Resort. The sale was initially scheduled to close in December of 1998 and after various delays, the sale closed in March 1999. Upon the sale, the Company received payment of it's note receivable in the amount of $435,000 which was used to retire notes payable of $200,000 and amounts due to related parties of $264,998. At April 30, 1999, the Company had a receivable balance of $1,073,056 related to fees, interest and reimbursements. Based on preliminary projections, the sale proceeds received by the owners of HBII will not be sufficient to satisfy all of the claims of its creditors upon the closing of the sale. It is projected that the Company shall not receive its receivable of $1,073,056 from the initial sale proceeds.
Under the terms and conditions of the HBII Sale Agreement, HBII shall be entitled to a percentage of the future cashflows received upon the sale of timeshare intervals which the new owner of the Hanalei Bay Resort shall receive. The Company shall receive payments to be applied to the receivable balance from the future cashflows received by HBII from the new owners of the Hanalei Bay Resort. Although no assurance can be given, management is confident that the future cashflows received by HBII will allow the full repayment to the Company for all amounts due from HBII.

The Company is also continuing in its effort of raising additional equity through the private placement of its Series "A" Preferred Stock. As of April 30, 1999, the Company was successful in acquiring $855,000 in equity through the private placements. Although no assurances can be given, management is confident that it shall be successful in raising additional capital to fund its operations through the private placement of the Series "A" Preferred Stock.

The Company is also in the final negotiating stages for numerous properties located in the Pacific Basin. Although no assurances may be given, management is confident that these properties will enter into management contracts with the Company, and that the Company will increase its profitability and liquidity as a result of the increased mange fee income.

As discussed previously, the Company entered into an agreement to issue 50,000 shares of its Series "B" Preferred Stock via a private placement in exchange for a 20% ownership interest in a lease for a property located in
the Cook Islands.    In January of 1999, the Company signed and was
approved as a co-lessee by the government of the Cook Islands. The property is currently not in operation, having been abandoned by its previous developer after completing approximately 85% of the project. Based upon estimates received by construction experts in the area, the property is valued in excess of $25,000,000. The construction of this property was scheduled to commence in August of 1999 and an opening of the project was projected in early 2000.

As of April 30, 1999, it is uncertain as to whether the co-lessee of the Company has the financial resources to fund the reconstruction of the property. The reconstruction of the property is a condition of the lease agreement and the Company is in the process of securing a replacement for the co-lessee. If the current co-lessee cannot complete the project or if a suitable replacement co-lessee cannot be found, the lease agreement may be cancelled by the lessor.

In April of 1999, the Company refinanced two loans with an officer. One loan was in the principal amount of $16,800 due in August 1998 with interest of $3,696 and the other loan was in the principle amount of $47,001 due in March, 1999. The two loans were combined into one note in the principal amount of $67,497, with interest at 10%. The note calls for monthly payments of $2,000 per month and is due upon the occurrence of certain events or August 15, 2000, whichever is earlier.

Although no assurances can be given, management believes that the combination of the increase in the Company s hotel and resort portfolio, the private placement of equity, net cashflow generated from operations and the future availability of credit facilities will be sufficient to fund the operations of the Company in the future.

The Company has considered expansion into the Pacific Rim through the acquisition of management companies located in these areas and has made inquiries to several acquisition prospects.


PLAN OF OPERATION

The Company is one of the leading regional hotel and resort management companies in the State of Hawaii. At April 30, 1999, the Company had 29 management or sales, reservations and marketing contracts covering 2,983 rooms.

The properties represented by the Company appeal to a wide variety of the public market as the Company manages a wide spectrum of property types from the luxury condominium resorts with room rates of $450 to the small budget inns with room rates of $40. The Company believes that the availability of differing product lines appeals to all levels of business or leisure traveler.

The Company has experienced significant growth since it began operations in November of 1993. From inception to April 30, 1999, the number of contracts has more than doubled, from 13 to 29 and the number of rooms managed also increased from 1,684 to 2,983.

In January of 1999, the Company signed and was approved as a co-lessee by the government of the Cook Islands. The property is currently not in operation, having been abandoned by its previous developer after completing approximately 85% of the project. Based upon estimates received by construction experts in the area, the property is valued in excess of $25,000,000. Reconstruction of the property was scheduled to commence in August of 1999 and is scheduled to be completed in early 2000.

As of April 30, 1999, it is uncertain as to whether the co-lessee of the Company has the financial resources to fund the reconstruction of the property. The reconstruction of the property is a condition of the lease agreement and the Company is in the process of securing a replacement for the co-lessee. If the current co-lessee cannot complete the project or if a suitable replacement co-lessee cannot be found, the lease agreement may be cancelled by the lessor. Although no assurance can be given, management believes that it will be successful in securing a replacement co-lessee and that it will also sign a contract for the mange of the property once construction is completed. Based on preliminary projections, management believes, although no assurances can be given, that the property shall be profitable and the management fees earned by the Company will be substantial.

In April of 1999, the Company acquired the lease for a new property located in Guam. The property is currently in the final phases of construction and is scheduled to open in October of 1999. Based on preliminary projections and although no assurances can be given, management believes that the property shall be profitable and that the fees earned by the Company on this property will be substantial.

Although no assurances can be given, the Company plans to expand its portfolio of management contracts both within the State of Hawaii and outside of Hawaii in areas such as the Federated States of Micronesia, Guam and other Pacific Rim countries. In addition to Hawaii, management believes that there are many opportunities to expand its client base in the emerging markets of the Pacific Basin. In addition to signing on independent hotels and resorts, the Company may achieve its growth through joint venture investments and leases and/or acquisitions of management contracts and/or companies.

With the increase in management contracts, the number of hotel and resort employees that the Company will supervise may increase significantly. The Company is presently negotiating for both small budget hotels and large luxury condominium resorts and therefore, it is impossible at this time to predict the number of additional employees that it will supervise or that it will be required to hire for the hotels and resorts during the next fiscal year. At April 30, 1999, the Company employed approximately 800 employees and managed an additional 400 on behalf of the property owners.

On July 31, 1995, the Company invested $100,000 into a reorganization plan instituted by HBII. Under terms of the HBII reorganization plan, the eighty seven units owned by HBII will be sold under a timeshare plan and investors in the timeshare plan may receive up to four times their investment over the life of the timeshare plan. As of April 30, 1999, the Company has received a total of $175,516 from this investment. Of the funds received, $43,879 represents a return of the initial investment and $131,637 represents a gain to the Company. Although no assurance can be given, management is confident that it will be able to collect the remaining principal balance of this investment through the timeshare proceeds received by HBII (See "Liquidity & Capital Resources").

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

YEAR 2000

The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company s computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

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

For its information technology and operating equipment exposures, to date the Company is approximately 70% complete on the remediation phase for all material systems and expects to complete software reprogramming and/or replacement no later than September 30, 1999. After completing the reprogramming and/or replacement of software, the Company s plans call for testing and implementing its information technology systems. To date, the Company has completed 75% of its testing. The Company has not yet begun its implementation phase. The Company expects that all remediated systems will be fully implemented by September 30, 1999.

With respect to third parties, for systems that interface directly with significant vendors, the Company is 70% complete with its remediation efforts. Testing of all material systems was completed in April 1999. Implementation has not yet taken place but is expected to be completed by June 30, 1999. The Company has queried its important suppliers and vendors that do not involve system interface. To date, the Company is not aware of any problems that would materially impact the results of operations, liquidity, or capital resources. The Company has no means of ensuring that these third parties will be Year 2000 ready. The inability of those parties to complete their Year 2000 resolution process could materially impact the Company. The affects for non-compliance by third parties where no system interface exists is not determinable.

The Company will utilize both internal and external resources to reprogram, or replace, test, and implement the software and operating equipment for Year 2000 modifications. The total cost of the Year 2000 project is estimated at $50,000 and will be funded through operating cash flows. To date, the Company has incurred approximately $11,000 in expenses related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $39,000 is attributable to the purchase of new software and operating equipment, which will be capitalized or financed through an operating lease.

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

Item 4.     SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

There were no matters voted on by the Security Holders of the Company during the quarter ended April 30, 1999. annual meeting of the shareholders of The Castle Group, Inc. was held on January 22, 1999.


Item 5.     OTHER INFORMATION

There is no other information being reported for the current quarter.


Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

There were not reports on Form 8-K filed during the quarter ended April
30, 1999.

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

6.30 Amendment of promissory note dated January 29, 1998 between the Company and Kelvin M. Bloom extending the due date on the note to July 15, 1998, incorporated by reference to Exhibit 6.38 to the Company s quarterly report on form 10-QSB for the quarter
      ended April 30, 1998                                                *

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

6.34  Consulting agreement dated July 22, 1998 and effective as of
      June 1, 1998 between the Company and Kimo M. Keawe, incorporated by reference to Exhibit 6.34 to the Company's form 10K-SB for
      the year ended July 31, 1998.                                       *

6.35  Form of promissory notes dated June 30, 1998 between the Company and Judvhir Parmar for $175,000, K. Roger Moses for $50,000,
      Gary J. Stevens, Susanne L. Blankley for $50,000, and Thomas S. Blankley for $50,000, incorporated by reference to Exhibit 6.35
      to the Company's form 10K-SB for the year ended July 31, 1998.      *

6.36  Form of Common Stock Purchase Warrants dated June 30, 1998 between the Company and Judvhir Parmar for 87,500 shares, K.
      Roger Moses for 25,000 shares, Gary J. Stevens for 25,000
      shares, Susanne L. Blankley for 25,000 shares, and Thomas S.
      Blankley for 25,000 shares, incorporated by reference to Exhibit
      6.36 to the Company's form 10K-SB for the year ended July 31,
      1998.                                                               *

6.37  Promissory note dated August 13, 1998 in favor of the Company from Fortress LLC for $250,000, incorporated by reference to
      Exhibit 6.37 to the Company's form 10K-SB for the year ended
      July 31, 1998.                                                      *

6.38  Promissory note in favor of the Company from Hanalei Bay
      International Investors for $435,000 dated July 31, 1998,
      incorporated by reference to Exhibit 6.38 to the Company's form
      10K-SB for the year ended July 31, 1998.                            *

6.39  Promissory note dated July 15, 1998 between the Company and
      Kelvin M. Bloom for $118,800, incorporated by reference to
      Exhibit 6.39 to the Company's form 10K-SB for the year ended
      July 31, 1998.                                                      *

6.40  Promissory note dated July 15, 1998 between the Company and
      Michael S. Nitta for $48,800, incorporated by reference to
      Exhibit 6.40 to the Company's form 10K-SB for the year ended
      July 31, 1998.                                                      *

6.41  Letter of extension from Hawaii National Bank extending the due date on the $300,000 line of credit to December 10, 1998, incorporated by reference to Exhibit 6.41 to the Company's form
      10Q-SB for the quarter ended October 31, 1998.                      *

6.42  Letter of extension from City Bank extending the due date on the $250,000 line of credit to December 31, 1998,
      incorporated by reference to Exhibit 6.42 to the Company's form
      10Q-SB for the quarter ended October 31, 1998.                      *

6.43  Private Offering Memorandum for the issuance of the Company's
      Series "A" Preferred Stock                                         30

DESCRIPTION OF EXHIBITS

    See item 1 above.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       THE CASTLE GROUP, INC.
                                       (Registrant)


June 18, 1999                           /s/    Rick Wall
                                       -------------------------
                                       Chairman of the Board and
                                       Chief Executive Officer



June 18, 1999                           /s/ Michael S. Nitta
                                       -------------------------
                                       Chief Financial Officer

                   CONFIDENTIAL PRIVATE OFFERING MEMORANDUM
                            THE CASTLE GROUP, INC.
                    $5,000,000 (Five Million Dollars U.S.)
     $7.50 Cumulative Convertible Exchangeable Series "A" Preferred Stock

The Series "A" Preferred Stock (the "Preferred Stock") offered hereby is convertible into shares of the Company s Common Stock at any time at the option of the holder, at a conversion price of $3.00 per share of Common Stock, subject to adjustment (equivalent to a conversion rate of 33.33 shares of Common Stock for each share of Preferred Stock). On January 15, 1999, the last reported sale price of the Company s Common Stock listed on the "Electronic Bulletin Board" of the National Association of Securities Dealers, Inc. (the "NASD") under the symbol "CAGU" was $2.00 per share.

   Dividends on the Preferred Stock are cumulative from the date of original issue and will be payable semi-annually, commencing July 15, 1999, at the rate of $7.50 per annum per share. Commencing January 15, 2001, the Preferred Stock will be redeemable at the option of the Company, in whole or in part, at the redemption price set forth herein plus accrued and unpaid dividends. The Preferred Stock also will be redeemable at the option of the holder in certain events.

See "Risk Factors" regarding matters which should be carefully considered by prospective investors.

THE PREFERRED STOCK OFFERED BY THIS MEMORANDUM HAVE NOT BEEN REGISTERED WITH THE SECURITIES AND EXCHANGE COMMISSION (THE "SEC") UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"), IN RELIANCE, (1) WITH RESPECT TO REGISTRATION REQUIREMENTS PROVIDED BY SECTION 4 (2) OF THE SECURITIES ACT AND BY REGULATION D, PROMULGATED THEREUNDER. THE PREFERRED STOCK HAVE NOT BEEN REGISTERED OR QUALIFIED UNDER THE SECURITIES LAW OF ANY STATE IN THE UNITED STATES IN RELIANCE UPON EXEMPTIONS FOR NON PUBLIC OFFERINGS, THE PREFERRED STOCK MAY BE OFFERED AND SOLD ONLY TO A LIMITED NUMBER OF INVESTORS IN THE UNITED STATES WHO MEET CERTAIN SUITABILITY STANDARDS AND WHO ARE PURCHASING FOR INVESTMENT AND NOT WITH A VIEW TO DISTRIBUTION. ACCORDINGLY, DISTRIBUTION OF THIS MEMORANDUM IN THE UNITED STATES IS LIMITED TO PERSONS WHO MEET CERTAIN MINIMUM FINANCIAL QUALIFICATIONS AND DOES NOT CONSTITUTE AN OFFER TO SELL OR A SOLICITATION OF AN OFFER TO BUY WITH RESPECT TO ANY OTHER PERSONS.





                             Price to       Selling        Proceeds to
   Description               Investor     Commissions      Company (1)

Per Share.                        $100            0%                100%
Per Minimum Purchase.              500        $   0          $    50,000
Total Offering              $5,000,000        $   0          $ 5,000,000


The Preferred Stock shares are being offered on a "best efforts" basis by the Company through its officers and directors. Officers and directors will not be compensated in connection with any sales efforts. This offering will terminated on March 15, 1999, unless extended in the sole discretion of the Company.

(1)Before deducting certain offering expenses for legal, accounting and printing and other costs estimated at $50,000.

THESE PREFERRED SHARES ARE OFFERED FOR CASH SUBJECT TO PRIOR SALE AND WITHDRAWAL, CANCELLATION OR MODIFICATION OF THE OFFER WITHOUT NOTICE.
BY PROVIDING THIS CONFIDENTIAL PRIVATE OFFERING MEMORANDUM, THE COMPANY UNDERTAKES TO MAKE AVAILABLE TO EVERY OFFEREE DURING THE COURSE OF THIS TRANSACTION AND PRIOR TO SALE, ANY REASONABLE AND RELEVANT INFORMATION REQUESTED, AND UNDERTAKES TO GIVE THE OPPORTUNITY TO ASK QUESTIONS OF AND RECEIVE ANSWERS FROM THE COMPANY CONCERNING THE TERMS AND CONDITIONS OF THE OFFERING AND CONCERNING THE ACCURACY AND ADEQUACY OF THE INFORMATION AVAILABLE HEREIN.

IF YOU HAVE ANY QUESTIONS REGARDING THIS OFFERING, OR DESIRE ANY ADDITIONAL INFORMATION OR DOCUMENTS TO VERIFY OR SUPPLEMENT THE INFORMATION CONTAINED IN THIS CONFIDENTIAL PRIVATE OFFERING MEMORANDUM, PLEASE WRITE, RICK WALL, CEO, THE CASTLE GROUP, INC., 745 BISHOP STREET, 10th FLOOR, HONOLULU, HAWAII 96813, TELEPHONE (808) 524-0900 OR FACSIMILE (808) 533-2267.

                        AVAILABLE INFORMATION
            INCORPORATION OF CERTAIN DOCUMENTS BY REFERENCE

      The following documents, as filed by the Company with the Commission, are incorporated in this Prospectus by reference and made a part hereof:

Annual Report on Form 10-KSB for the fiscal year ended July 31, 1998; and Current Report on Form 10-QSB for the quarterly period ended October 31, 1998.

      All reports and documents filed by the Company with the Commission pursuant to Section 13(a), 13(c), 14 or 15(d) of the Exchange Act after the date of this and prior to the termination of this offering shall be deemed to be incorporated in this by reference to be a part hereof from the respective dates of filing of such documents. Any statement contained in a document incorporated or deemed to be incorporated by reference herein shall be deemed to be modified or superseded for purposes of this Offering Memorandum to the extent that a statement contained herein or in any other subsequently filed document that also is or is deemed to be incorporated by reference herein modifies or supersedes such statement. Any such statement so modified or superseded shall not be deemed, except as so modified or superseded, to constitute a part of this.

      The Company will provide without charge to each person to whom a copy of this Offering Memorandum is delivered, upon the written or oral request of such person, a copy of any or all of the documents incorporated by reference herein, except for the exhibits to such documents (unless such exhibits are specifically incorporated by reference in such documents). Such requests should be directed to The Castle Group, 745 Fort Street, 10th Floor, Honolulu, Hawaii 96813.

PRIVATE PLACEMENT OFFERING SUMMARY

      The following summary is qualified in its entirety by the more detailed information and consolidated financial statements included elsewhere herein or incorporated by reference in this Offering Memorandum.

The Company

      The Castle Group, Inc. is engaged in the business of hotel and resort management, sales and marketing. The Company operates its business under the trade names "Hawaiian Pacific Resorts" and "Castle Resorts and Hotels". At January 1, 1999 the Company had 29 management, sales or marketing contracts covering 2,983 rooms. The majority of the properties currently under management are located on all of the major islands within the State of Hawaii. The Company has one management contract for a 68 room condominium resort located in Saipan and one management contract for a 56 room hotel resort located in Chuuk.

      The Company manages a wide variety of hotels and resorts from small budget inns to luxury condominium resorts. Daily room rates for the properties average from $40 to over $1,000. With such a wide variety of products, the Company is able to appeal to all levels of traveler. In times of changing economic conditions, this diversity provides a wide base of potential travel clientele as well as property owner.

      The majority of hotels and resorts managed by the Company have experienced substantial increases in both revenues and operating profits over the past three years. In achieving higher net operating profits for the managed properties, the Company at the same time increases its own revenues. Many of the management contracts allow for the participation by the Company in operating profits through incentive management fees. It is management's belief that property owners have in recent years looked more favorably upon management agreements based more on net profits than those based on gross revenues. Management also believes that its past success in improving the operating results for its managed properties will enhance its competitive position when bidding for new properties.

      The Company's principal business strategy is the expansion of its revenue base. This entails two primary goals: (i) increasing the profitability of the properties currently under management, and (ii) expansion through the acquisition of additional management contracts.

      Growth within the current client base is met by meeting the financial goals of profitability and asset appreciation for its' clientele--the owners of the hotels and resorts. This is accomplished through increasing revenues and decreasing operating expenses. Revenues are enhanced through the Company s' commitment to provide quality accommodations and service at a reasonable price to the Company's equally important client--the leisure and business traveler. Operating expenses may be decreased through the implementation of bulk purchasing and centralized services. Each facet of the Company's operations are tailored to effectively and efficiently meet the ever changing needs of the individual properties whether it be assistance in obtaining renovation financing or the implementation of value added marketing programs.

      The Company intends to increase its portfolio of management contracts by expanding into new markets as well as the Hawaii market. Management believes, although no assurances can be given, that there are numerous opportunities to add properties outside of its existing geographical area. The expansion of the Company s' management contract portfolio may include management contracts, sales and marketing contracts, joint venture investments, and acquisitions.

                             The Offering

      The Company is offering $5,000,000 of $7.50 Cumulative Convertible Exchangeable Series "A" Preferred Stock (the "Preferred Stock"). The minimum subscription per investor is $50,000 in Preferred Stock. However, the Company may, in its sole discretion accept subscriptions from qualified investors for less than $50,000. Dividends on the Preferred Stock are cumulative from the date of original issue and will be payable semi-annually, commencing July 15, 1999, at the rate of $7.50 per annum per share. Commencing January 15, 2001, the Preferred Stock will be redeemable at the option of the Company, in whole or in part, at the redemption price set forth herein plus accrued and unpaid dividends. The Preferred Stock also will be redeemable at the option of the holder in certain events.

Issue 50,000 shares of $7.50 Cumulative Convertible Exchangeable Series "A" Preferred Stock (the "Preferred Stock").

Dividends                $7.50 per annum per share.

Dividend Payment Dates   July 15 and January 15, commencing July 15, 1999,
                         when, as and if declared by the Board of Directors of the Company.

Conversion               Convertible at any time, unless previously
                         redeemed, into the Company s common stock, par value $0.02 per share (the "Common Stock"), at $3.00 per share of Common Stock, subject to adjustment under certain conditions.

Optional Redemption      At the Company s option, the Preferred Stock will
                         be redeemable, in whole or in part, commencing
                         January 15, 2001 at the redemption price set forth herein plus accrued and unpaid dividends.

Liquidation Preference   $100.00 per share, plus accrued and unpaid dividends.

Voting Rights            The Preferred Stock will be non-voting.

Ranking The Preferred Stock will rank senior to the Company's Common Stock with respect to dividends and liquidating distributions and will rank pari passu with or senior to all existing and future preferred stock.

Listing The Company has no current plans of listing the Preferred Stock on any Exchange.

Use of Proceeds          The net proceeds to be received by the Company
                         from the sale of the Preferred Stock offered hereby are estimated to be $5,000,000. The
                         Company intends to use the net proceeds for general corporate purposes, which may include acquisitions. See "Use of Proceeds.

                             THE OFFERING

General

The Company is offering suitable investors a maximum of $5,000,000 of $7.50 Cumulative Convertible Exchangeable Series "A" Preferred Stock pursuant to this Confidential Private Offering Memorandum. The minimum purchase per investor is $50,000 of Preferred Stock. The Company may, in its sole discretion, accept subscriptions for less than $50,000.

This Offering will terminate at 5:00 P.M. (Honolulu, Hawaii Time) on March 15, 1999, unless, in the sole determination of the Company, the offering is extended. The term "Expiration Date" shall mean time and date on which the offering, as extended (if such is the case) shall terminate.

Conversion into Common Stock

The Preferred Stock offered hereby is convertible into shares of the Company s Common Stock at any time at the option of the holder, at a conversion price of $3.00 per share of Common Stock, subject to adjustment (equivalent to a conversion rate of 33.33 shares of Common Stock for each share of Preferred Stock). On January 15, 1999, the last reported sale price of the Company s Common Stock listed on the "Electronic Bulletin Board" of the National Association of Securities Dealers, Inc. (the "NASD") under the symbol "CAGU" was $2.00 per share.

Method of Subscription

Investors may subscribe for the Preferred Stock by completing, signing and delivering the appropriated Prospective Investor Suitability Questionnaire and/or Subscription Agreement, together with payment for the full purchase price of the Preferred Stock, to the Company at 745 Bishop Street, Suite 1000, Honolulu, Hawaii 96813, before the Expiration Date. Payment shall be in the form of a cashier's check or money order payable to "The Castle Group, Inc. - Preferred Stock Account." Foreign Investors must deliver their payment for the Preferred Stock to a representative of the Company in the foreign Country.

The Company shall determine, in accordance with the suitability standards set forth herein, whether a prospective investor may subscribe to purchase any of the Preferred Stock offered hereby. In addition the Company may in its sole and absolute discretion, accept or reject subscriptions, in whole or in part (even from investors who meet the suitability requirements.)

Each prospective investor should obtain the advice of his or her attorney, tax consultant and business advisor with respect to the legal, tax and business aspects of this investment before subscribing for these Preferred Stock.

Subscriptions must be delivered to the Company on or before the Expiration Date. The Expiration Date may, however, be extended with or without notice by the Company in its sole discretion.

Acceptance of Subscription

The Company in its sole discretion, may accept or reject any potential purchaser's subscription in whole or in part. Subscriptions are not binding until accepted or rejected, in whole or in part, by the Company. The Company shall notify each subscriber of any such determination no later than ten business days after receipt of the subscription. If the Company does not accept a subscription, in whole or in part, whether because of the nonsuitability of any investor or any other reason, refund of the subscription amount shall be made to the subscriber as described below under "The Offering - Handling of Sale Proceeds and Issuance of Preferred Stock."

Handling of Sale Proceeds and Issuance of Preferred Stock

Until acceptance of a subscription, such subscription proceeds will be deposited and held in "The Castle Group, Inc. - Preferred Stock Account", established by the Company for such purpose.

Subscription proceeds will earn interest from the date of receipt until the Expiration Date, or such earlier date as the Company accepts all or a portion of the subscriptions as described above, at the rate which the Company earns generally on its deposit accounts. If the offering is canceled in its entirety for any reason, if a subscription is rejected in whole or in part, or if subscription funds are returned to any subscriber for any other reason, the amount returned to the subscriber shall be the amount remitted (or a portion thereof in the case of a partial rejection) with the Subscription Agreement without interest.

Any subscription funds to be refunded will be mailed promptly after the Expiration Date. Following any repayment of subscription funds, the Company will have no further liability to any subscriber.

Preferred Stock will be issued as soon as practicable after successful completion of the offering.

Restrictions on Transfer. The Preferred Stock covered by this Memorandum and the shares of common stock into which they may be converted have not been registered with the SEC under the Securities Act in reliance (i) with respect to Preferred Stock offered or sold in the United States, upon an exemption from the registration requirements thereof provided by
Section 4(2) of the Securities Act and by Regulation D promulgated thereunder, and (ii) with respect to Preferred Stock offered and sold outside of the United States to foreign persons, upon the "exemption" provided by the interpretation of SEC Release No. 33-4708 and Regulation S relating to offshore sales of securities effected in a manner that will result in such securities qualified under the applicable securities laws of any state in reliance upon exemptions for nonpublic offerings contained in such laws in the states in which the Shares are being offered.

Each Share of Preferred Stock and certificate evidencing the shares into which the Preferred Stock is converted, sold in the United States pursuant to this Memorandum shall bear a restrictive legend in the following form in addition to any additional restrictions required by the applicable securities laws of any state.

THESE SECURITIES HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, AND MAY NOT BE SOLD, PLEDGED OR OTHERWISE TRANSFERRED UNLESS (A) COVERED BY AN EFFECTIVE REGISTRATION STATEMENT UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR (B) THE COMPANY HAS BEEN FURNISHED WITH AN OPINION OF COUNSEL ACCEPTABLE TO THE COMPANY TO THE EFFECT THAT NO REGISTRATION IS LEGALLY REQUIRED FOR SUCH TRANSFER.

The Preferred Stock, and the shares into which they may be converted, which are sold in the United States may not be sold, pledged or otherwise transferred except as permitted under various exemptions contained in the Securities Act, or upon satisfaction of the registration and prospectus delivery requirements of the Act. The Preferred Stock and the shares into which they may be converted which are sold in the United States pursuant to this Memorandum will be deemed "restricted securities" under Rule 144 promulgated by the SEC under the Securities Act and cannot be sold in such public market without registration except as permitted by that rule which requires, among other things, at least a two-year holding period. The Shares sold in the United States may be subject to additional restrictions on transfer pursuant of the applicable state securities laws of the various states in which the Preferred Stock is being offered.
Accordingly, each investor must bear the economic risk of its investment in the Preferred Stock and shares for an indefinite period of time.

Each Share of Preferred Stock, and each certificate evidencing the shares into which the Preferred Stock may be converted, which are sold outside of the United States to foreign persons shall bear a restrictive legend in the following form:

THESE SECURITIES HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF
1933, AS AMENDED, PURSUANT TO SECURITIES RELEASE NO. 334708 AND REGULATIONS RELATING TO OFFSHORE SALES OF SECURITIES EFFECTING IN A MANNER THAT WILL RESULT IN SUCH SECURITIES COMING TO REST ABROAD, AND MAY NOT BE SOLD, TRANSFERRED, PLEDGED, OR OTHERWISE DISPOSED OF FOR A PERIOD OF ONE YEAR AFTER COMPLETION OF THE OFFERING PURSUANT TO WHICH THE SHARES OFFERED
HEREIN WERE PURCHASED, AND THEREAFTER MAY NOT BE SOLD, TRANSFERRED,
PLEDGED, OR OTHERWISE DISPOSED OF IN WHOLE OR IN PART, DIRECTLY OR INDIRECTLY IN THE UNITED STATES OF AMERICA, ITS TERRITORIES, OR POSSESSIONS, OR TO A CITIZEN, NATIONAL OR RESIDENT OF, OR ENTITY ORGANIZED OR CHARTERED UNDER THE LAWS OF OR RESIDENT IN, THE UNITED STATES OF AMERICA, ITS TERRITORIES OR POSSESSIONS, UNLESS (i) THE TRANSACTION IS REGISTERED UNDER THE SECURITIES ACT AND ANY APPLICABLE STATE LAW, OR (ii) AN EXEMPTION FROM REGISTRATION UNDER THE SECURITIES ACT OR ANY APPLICABLE STATE LAW IS AVAILABLE AND THE COMPANY HAS RECEIVED AN OPINION OF COUNSEL ACCEPTABLE TO THE COMPANY TO THAT EFFECT.

The Company shall grant to each investor who converts Preferred Stock into shares of the Company's common stock the right to have such common stock registered if and when the Company registers additional shares of the Company s common stock with the SEC under the Securities Act in connection with certain underwritten public offerings of the Company s common stock. In the event that a majority of the investors of Preferred Stock have converted into shares of the Company s common stock and a majority of the investors who have converted the Preferred Stock into the Company s common stock desire to have such common stock registered, then the Company shall commence the registration process with the SEC to register such shares no later than July 31, 2000. Such registration rights shall be afforded only to investors who purchase Preferred Stock directly from the Company hereunder, and shall expire on the second anniversary of the date such Preferred Stock is converted into shares of the Company's common stock.


               SUITABILITY STANDARDS FOR U.S. INVESTORS

The Company is offering and will sell the Preferred Stock in the United States only to a limited number of investors who meet the standards of suitability set forth below. The term "investor" includes an individual, a corporation, a partnership, an association, a trust and an unincorporated association. The Preferred Stock will be offered in the United States only to a limited number of selected sophisticated investors, each of whom the Company has reasonable grounds to believe and does believe, immediately before making an offer, either (a) qualifies as an "accredited investor," as that term is defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933, as amended, or (b) either alone or with one or more personal representatives, has such knowledge and experience of financial and business matters that such prospective purchaser is capable of evaluating the merits and risks of investing in the Preferred Stock. Sales will be made only to a person whom the Company reasonably believes, after reasonable investigation, immediately before making such a sale, (a) qualifies as an "accredited investor," (b) has knowledge and experience in financial and business matters such that he or she can evaluate the merits and risks of investing in the Preferred Stock, or (c) is represented by a "purchaser representative" (as defined in Rule 501) who, either alone or together with the prospective purchaser or one or more other purchaser representatives, has the requisite knowledge and experience to evaluate the merits and risks of investing in the Preferred Stock.

An "accredited investor," as that term is defined in Regulation D promulgated under the 1933 Act, is a subscriber who:

is a bank as defined in Section 3 (a) (2), or any savings and loan institution as defined in Section 3 (a) (5)(A) of the 1933 Act whether acting in its individual or fiduciary capacity; any broker or dealer registered pursuant to Section 15 of the Securities Exchange Act of 1934; any insurance company as defined in Section 2(13) of the Act, an investment company registered under the Investment Company Act of 1940 or a business development company as defined in Section 2(a)(48) of that Act; a Small Business Investment Company licensed by the U.S. Small Business Administration under Section 301(c) of (d) of the Small Business Investment Act of 1958; any plan established and maintained by a state, its political subdivisions for the benefit of its employees, its investment decisions are made by a planned fiduciary which is a bank, savings and loan association, insurance company, or registered investment adviser and the plan establishes principles the same as or similar to those contained in Sections 404-407 of Title I of the Employee Retirement Income Security Act of 1974, employee benefit plan within the meaning of the Employee Retirement Income Security Act of 1974 if the investment decision is made by a plan fiduciary, as defined in Section 3(21) of such Act, which is either a bank, savings and loan association, insurance company or registered investment adviser, or if the employee benefit plan has total assets in excess of $5,000,000 or, if a self-directed plan, with investment decisions made solely by persons that are accredited investors;

is a private business development company as defined in Section 202(a)(22) of the Investment Advisers Act of 1940;

is an organization described in Section 501(c)(3) of the Internal Revenue Code, corporation, Massachusetts or similar business trust or partnership not formed for the specific purpose of acquiring Preferred Stock offered hereby, with total assets in excess of $5,000,000;

is a director, executive officer, or general partner of the partnership or any director, executive officer or general partner of a general partner of the partnership;

is a natural person whose individual net worth, individually or together with his or her spouse, at the time of the purchase exceeds $1,000,000;

is a natural person who had an individual income in excess of $200,000 in each of the two most recent years or joint income with that person's spouse in excess of $300,000 in each of those years and has a reasonable expectation of reaching the same income level in the current year;

is a trust with total assets in excess of $5,000,000, not formed for the specific purpose of acquiring the Preferred Stock offered hereby, whose purchase is directed by a sophisticated person;

is an entity in which all of the equity owners are accredited investors.

If any of the Preferred Stock is subscribed for by a person acting in a fiduciary capacity for any other person who, or an entity which, is deemed to be a "purchaser" of the Preferred Stock, the suitability standards set forth above will be applied to such "purchaser."

The term "net worth" as used above means the excess of total assets over liabilities. In computing net worth, the principal residence of the investor must be valued (i) at cost, including cost of improvements, or
(ii) at the value recently appraised by an institutional lender making a secured loan, net of encumbrances. An investor may determine income by adding to his adjusted gross income for federal income tax purposes any amounts attributable to take exempt income receive, losses claimed as a limited partner in any limited partnership, deductions or claims for depletion, contributions to an IRA or KEOGH retirement plan, alimony payments and any amount by which income from long-term capital gains has been reduced in arriving at adjusted gross income.

In addition to the foregoing requirements, offers and sales will be made only to persons who, by reason of their knowledge and experience in business and financial matters (or of their qualified "Purchaser Representatives") could be reasonably assumed to have the capacity to evaluate the risks and merits of an investment in the Preferred Stock and to protect their own interests in connection with the transaction. Only persons who have substantial liquid assets and who can afford a total loss of their investment should consider investing in the Preferred Stock.
Each prospective investor is required to make certain representations to support a conclusion that the standards set forth above are satisfied.

Since the Preferred Stock (and the shares of common stock into which the Preferred Stock may be converted) are being offered without registration under the Securities Act, or registration or qualification under any state securities laws, prospective investors will be required to make additional representations.

Each prospective investor will be required to represent that (i) the investor knows that the Preferred Stock (and the shares of common stock into which the Preferred Stock may be converted) have not been registered under the Securities Act or under any state securities laws, and has no right to require such registration, (ii) the Preferred Stock is being purchased for his own account and not on behalf of any other person and not with a view to resale in a distribution, and (iii) the investor understands that his right to transfer the Preferred Stock (and the shares of commons stock into which the Preferred Stock may be converted) will be restricted, including restrictions against transfer to prevent a violation of the Securities Act of applicable state securities laws.

If the Company is incorrect in its evaluation of the circumstances of a particular prospective investor's qualifications to receive this Memorandum, then delivery of this Memorandum to such prospective investor shall not be deemed an offer, and the Company shall require such prospective investor to return this Memorandum to it immediately.

     CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

Certain statements contained in "Private Placement Offering Summary," "Risk Factors," "Management s Discussion and Analysis of Financial Condition and Results of Operations" and "Business," including statements regarding the anticipated development and expansion of the Company s business, the intent, belief or current expectations of the Company, its directors or its officers, primarily with respect to the future operating performance of the Company and the products and/or services it expects to offer and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth in "Risk Factors," "Management s Discussion and Analysis of Financial Condition and Results of Operations",and "Business."


                             RISK FACTORS

THE PURCHASE OF THE PREFERRED STOCK BEING OFFERED INVOLVE A HIGH DEGREE OF RISK AND, THEREFORE, SHOULD BE CONSIDERED EXTREMELY SPECULATIVE. THEY SHOULD NOT BE PURCHASED BY PERSONS WHO CANNOT AFFORD THE POSSIBILITY OF THE LOSS OF THEIR ENTIRE INVESTMENT. PROSPECTIVE INVESTORS SHOULD READ THE ENTIRE CONFIDENTIAL PRIVATE OFFERING MEMORANDUM AND CAREFULLY CONSIDER AMONG THE OTHER FACTORS AND FINANCIAL DATA DESCRIBED HEREIN, THE FOLLOWING RISK FACTORS INHERENT IN AND AFFECTING THE BUSINESS OF THE COMPANY:

Operating Losses and Limited Operating History

The Company has experienced net operating losses of approximately 2.4 million dollars during the first five years of operations prior. These losses were not unexpected, as it was the Company's plan to build the necessary corporate and personnel infrastructure in order to properly service the additional hotel and resort management contracts which the Company acquired. Since the current operations of the Company commenced in November of 1993, there is limited operating history for use to project future operations.

Dependence on Acquisition of Management Contracts

The Company's success is highly dependent upon the acquisition and/or purchase of additional management contracts. While the Company believes that the financial strength provided by this offering would provide the Company with the ability to purchase selective management contracts and/or companies, there can be no assurance that the Company can acquire additional management contracts and/or contracts. Investors should be aware that the failure of the Company to acquire additional management contracts could adversely effect the Company's results of operations and financial condition.

Dependence on Certain Property Owners

Management contracts are acquired, renegotiated or terminated in the ordinary course of the Company's business. Some management contracts may be terminated if certain financial criteria are not met in the profitability of the property, while other management contracts may be terminated without cause on short-term notice. There can be no assurances that the Company will be able to keep its current portfolio of properties, nor that the Company would be able to replace any contracts terminated by the property owner. Investors should be aware that the loss of one or more management contracts could have a material adverse effect on the Company's results of operations and financial condition.

Competition for Management Contracts

The management and marketing of hotels and resorts is very competitive. The Company competes with national, regional and local management companies, some of which have a larger network of locations, greater financial resources, and better name recognition than the Company. The Company currently operates only within the State of Hawaii and there are a number of competitors within the state with substantial operating histories and financial reserves.

Management of Growth

The Company's strategy is to expand its current portfolio of management contracts. Some of this growth is expected to take place outside of the geographic region of Hawaii, where the Company is situated and currently have all of its management contracts located within. Management believes that it will be able to put into place effective procedures, controls and management systems to manage its expansion plan. There can be no assurance, however, that the Company will have the financial and other resources necessary to adequately support such expansion.

Need for Additional Financing

The Company is dependent upon the net proceeds of this offering, currently available financing and anticipated cash flow from operations to implement its business plan. There can be no assurance that the Company will be able to raise additional capital on terms satisfactory to the Company or the holders of Shares. See "Use of Proceeds", "Management Discussion and Analysis of financial Condition and Results of Operations".

Dependence upon Management

The success of the Company is highly dependent on the continued involvement of certain key personnel, including, in particular, Mr. Rick Wall, Chairman and Chief Executive Officer and founder of the Company. The absence of Mr. Wall may have a material adverse effect upon the Company's operations and expansion plans. The Company has no key man insurance, employment or non-competition agreement with Mr. Wall, although he is one of the Company's largest shareholders. See "Management".

Potential Conflicts of Interest

Certain of the current directors and officers owning stock in the Company are direct or indirect parties to a management contract between the Company and the Hanalei Bay Resort (HBR) Following this offering, directors and officers with interests in HBR will beneficially own approximately 50% of the outstanding shares of the Common Stock and will therefore have the ability to direct its operations and financial affairs and the ability to influence the election of members of the Board of Directors of the Company. Currently, seven of the eleven board of directors are affiliated with HBR. These relationships, coupled with these stockholders' ownership of Common Stock and their representation on the Company's Board of Directors could give rise to conflicts of interest. The Company believes that the terms and conditions of the management contract with HBR are not at favorable rates to HBR, are at rates commonly found within the industry and are similar to other contracts entered into by the Company.

Voting Control

Current holders of the Company's Common Stock will beneficially have the ability to direct its operations and financial affairs and to substantially influence the election of members of the Board of Directors of the Company. Current officers and directors of the Company will beneficially own 80% of the outstanding shares of the Common Stock and will also have the ability to direct its operations and financial affairs and to substantially influence the election of members of the Board of Directors of the Company. Even after the conversion of the preferred shares offered hereunder, current holders and current officers and directors of the Company will beneficially own more than 50% of the outstanding shares of Common Stock and will have the ability to direct its operations and financial affairs and to substantially influence the election of members of the Board of Directors of the Company.

Quarterly Fluctuations in Earnings

The hotel industry is seasonal in nature. The first and third quarters of the Company's fiscal year account for a large portion of the Company's management fees. Because the operating expenses of the Company do not fluctuate with seasonality, this will cause large quarterly fluctuations in the Company's reported earnings. Other factors outside of the Company's control may also adversely effect earnings such as poor weather conditions, economic factors, competition and other occurrences affecting travel.

Dependence on Travel Industry

The Company is highly dependent on the travel industry as a whole. Certain conomic events such as recession, depression, competition and other factors will adversely effect the results of operations and financial condition of the Company. In addition to this, the Company is highly dependent upon the travel industry for the State of Hawaii, as all of its current revenues are derived within Hawaii. Hawaii's travel industry is highly dependent upon the airline industry to provide the necessary volume of airline seats for visitors from the United States and other International regions. A decrease in the number of flights to Hawaii, or an airline labor dispute resulting in a strike could adversely effect the earnings and financial condition of the Company.

Government Regulations

The Company is subject to both federal and state regulation. The Company is not currently aware of any federal or state pending legislation that would adversely effect the financial conditions and earnings of the Company. The extent and future promulgation of new regulation detrimental to the visitor industry could have a substantial impact on the Company's profitability. The hotel industry may be adversely effected by regulations which cover wages, benefits, pricing, taxes and availability of financing. In addition, the Company is planning to expand outside of the United States and would become subject to International laws and the laws and regulations of other countries. Investors should be aware that there is a possibility of future changes in these regulations which may adversely effect the Company's earnings.

Environmental Regulations

Under various federal, state and local environmental laws and regulations, a current or previous owner or operator of real property may be liable for the costs to remove or remedy hazardous or other toxic substances located on, in or under such real property. These laws may impose such liability whether or not the owner or operator had knowledge of the presence of these substances. In connection with the Company's operation of its properties under contract, the Company could be potentially liable for such removal and remediable costs. The Company is not aware of any environmental claims pending or threatened against it or against the owners of the properties operated by the Company, however, no assurance can be given that such a claim will not be asserted against the Company in the future. Investors should be aware that the potential uninsured cost of defending the Company against such claims may have a material adverse effect on the earnings and financial condition of the Company.

Price Volatility

The market price of the Common Stock could be subject to significant fluctuations in response to variations in quarterly or annual operating results and other factors such as expansion or the loss of management contracts. In addition, the securities markets in general have experienced significant price and volume fluctuations from time to time in recent years that may have been unrelated to the operating performances of certain industries or individual companies. These broad fluctuations may adversely affect the market price of the Common Stock.

Determination of Conversion Rate

The Preferred Stock are convertible into shares of the Company's common stock at the rates described elsewhere in this Memorandum. The shares into which the Preferred Stock may be converted will be "restricted" shares as that term is defined in Rule 144 of the Securities Act of 1933. The conversion rate of the Preferred Stock was arbitrarily determined by the Board of Directors of the Company, and does not necessarily bear any relationship to the value of the Company's assets, net worth, revenues or any other commonly accepted criteria of value. (See "Description of Preferred Stock")

Limited Market for Common Stock - No Market for Preferred Stock

The Company's common stock is listed and traded on NASD BULLETIN BOARD. However, there is only a limited market for the Company's common stock and there can be no assurance that an active market will ever develop, or if developed, that it will be sustained. There is no secondary market for the Preferred Stock and no assurance that any market for the Preferred Stock will ever develop.

No Independent Review

The Company has not engaged any securities firms to place the Preferred Stock with investors. This offering is not underwritten. Thus, there has not been an independent review of matters covered by this Memorandum such as would be conducted by an underwriter.

Dividends

At the present time, the Company does not anticipate paying dividends on its common stock in the foreseeable future. Any future dividends will depend on earnings of the Company, its financial requirements and other factors. Investors who anticipate the need of an immediate income from their investment in the Company's common stock should refrain from converting their Notes into shares of common stock. (See "Description of Common Stock.")

No Minimum Offering

The Company may terminate the offering at any time without receiving any minimum offering proceeds. Accordingly, the proceeds raised by the Company in this offering may be insufficient to enable it to carry out its proposed activities. (See "Plan of Distribution.")

Risk of Loss of Entire Investment

Because of the limited capital of the Company, its limited operating history and other factors, each investor should be prepared to risk the entire loss of his investment in the Preferred Stock purchased.



                        CORPORATE ORGANIZATION

The Company is a Utah corporation engaged in the business of hotel and resort management. The Company operates its business under the trade names "Hawaiian Pacific Resorts" and "Castle Resorts & Hotels". The Company was organized under the laws of the State of Utah on August 21, 1981, under the name "Vector Communications, Inc." The Company was formed primarily for the purpose of conducting business activities in the communications industry and to invest in real estate, minerals and oil and gas development. On November 22, 1983, the Company changed its name to "Quest National, Inc.".

During the fiscal year ending July 31, 1984, the Company acquired a fifty percent interest in Guam Productions, Inc. ("GPI"), a corporation organized under the laws of the Territory of Guam, in exchange for 11,000,000 shares of the Company's "unregistered" and "restricted" common stock and $100,000. Persons affiliated with GPI were elected to serve as directors and executive officers of the Company. GPI's sole asset was an exclusive franchise to operate a lottery in the Territory of Guam through December 31, 1988.
The Company's investment in GPI was written off in fiscal year ending July 31, 1985 after initial attempts to operate the Guam lottery profitably were unsuccessful. The Company did not renew its annual option to extend the franchise. Its interest in GPI was abandoned, and the Company ceased business operations in 1986.

The Company was inactive until fiscal 1993. On June 4, 1993, the Company filed Articles of Amendment to its Articles of Incorporation with the Department of commerce of the State of Utah, changing its name to "The Castle Group, Inc.", reducing the authorized shares of common stock from 50,000,000 shares of $.001 par value per share to 20,000,000 shares of $.02 par value per share common stock and effecting a reverse split of the outstanding shares on a basis of one for twenty. As a result of the reverse split, the 21,330,500 outstanding shares of common stock were reduced to 1,066,530 shares (including an additional 5 shares resulting from "rounding" following the reverse split. The reverse split did not affect the proportional interest of any of the Company's stockholders.

On November 8, 1993, the Company and all of the stockholders of Castle Group, Ltd., a Hawaii corporation ("Castle Limited") entered into an Agreement and Plan of Reorganization (the "Castle Plan"). Pursuant to the Castle Plan the Company acquired all of the assets of Castle Limited, consisting primarily of management contracts on two resort properties located in Hawaii, in exchange for 2,100,000 post-split "unregistered" and "restricted" shares of the Company's common stock. The Company did not acquire any significant assets other than the management contracts and did not assume any material liabilities. In connection with the closing of the Castle Plan, the Company sold 1,000,000 post-split "unregistered" and "restricted" shares of its common stock at a price of $2.00 per share in a private placement.

On November 10, 1993, the Company purchased all of the stock of KRI, inc. ("KRI"), a Hawaii corporation doing business as "Hawaiian Pacific
Resorts," in exchange for 650,000 post-split "unregistered" and "restricted" shares of the Company's common stock and $400,000 in cash. An additional $800,000 was paid to the selling stockholders of KRI in exchange for certain non-competition covenants.

The business operations of KRI at the time of its acquisition were far more significant than those of Castle Limited. KRI was a twenty-five year old management company that managed and controlled the operations of nine hotels within the State of Hawaii. At the time of its acquisition by the Company, KRI did not have any significant assets other than its management contracts and accounts receivable, had no material liabilities other than its trade accounts payable, and had approximately 250 employees. The business operations of KRI at the time of acquisition also included a 62% interest in HPR Advertising, Inc. ("HPR Advertising"), a Hawaii corporation. HPR Advertising was incorporated in 1989, with its primary operation being the advertising of hotels & resorts managed by KRI. The 38% minority interest in HPR Advertising was owned by certain employees of KRI. On July 31, 1995, KRI purchased all of the minority interests in HPR Advertising for $380 in cash and HPR Advertising became a wholly owned subsidiary of KRI.

On February 1, 1994, the Company filed with the Securities and Exchange Commission a Registration Statement on Form 10-SB to register its common stock, $.02 par value, under the Securities and Exchange Act of 1934. The Registration Statement became effective on May 2, 1994.

References to the "Company" herein include the Company and its subsidiaries. The Company's executive offices are located at 745 Fort Street, 10tth Floor, Honolulu, Hawaii 96813. The Company's telephone number is (808) 524-0900 and its facsimile number is (808) 521-9994.


                           USE OF PROCEEDS

The net cash proceeds to the Company from this Offering is estimated to be $4,950,000 after giving effect to estimated expenses payable by the Company.

The Castle Group intends to use the net proceeds from the sale of the shares of Common stock to repay approximately $180,000 in notes payable representing the outstanding balance of the purchase price of KRI, Inc., $550,000 representing the outstanding balance of the lines of credit, 561,000 in other notes payable, and $900,000 to fund the Company s start up costs for its acquisition of a lease on an upscale resort hotel located in Guam. The lines of credit are personally guaranteed by certain members of the Company s directors and bears interest at the rate of prime plus 2%.

The balance of the net proceeds will be used for general corporate purposes, which may include making debt and equity investments in hotel properties and/or management companies in connection with the acquisition of future management contracts and/or management companies and reductions in debt, including notes payable to officers and directors. Expenditures may also be infused into staffing and equipment necessary to fund the operations necessary to manage and control the possible growth in the Company's management contract portfolio. Pending such use, the Company intends to invest the funds in short-term, interest bearing investment grade securities.


           PRICE RANGE OF COMMON STOCK AND DIVIDEND POLICY

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

                        Quarter Ended    Low Bid   High Asked
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

                             CAPITALIZATION

The following table sets forth the actual capitalization of the Company as of the fiscal year ending July 31, 1998 and the pro forma capitalization of the Company after giving effect to the sale of 50,000 shares of Series "A" Preferred Stock offered hereby at an assumed offering price of $100.00 per share and the application of the net proceeds therefrom as described under "Use of Proceeds."

                                                      July 31, 1998
                                                 Actual          Proforma

Short-Term debt                               $ 2,534,178      $ 1,396,178
Long Term debt                                    205,833           53,333
Shareholders  equity-
 Common Stock, $.02 par value, 20,000,000
  shares authorized, 5,311,130 shares issued
  and outstanding (1)                             106,223          106,223
 Series "A" Preferred Stock, 7.5%, 50,000
  shares issued and outstanding                         0        5,000,000
 Additional paid-in capital                     2,539,175        5,539,175
Retained Deficit                               (2,405,935)      (2,405,935)
Total shareholders  equity                        239,463        5,239,463
Total Capitalization                          $ 2,970,474      $ 6,688,974

Excludes 25,000 shares reserved for issuance upon the exercise of a warrant held by Van Casper & Company. Excludes 50,000 shares reserved for issuance upon the exercise of an option held by Hawaiian Reservations Center Corp. Excludes 1,000,000 shares of Common Stock reserved for issuance upon the exercise of options granted under the Company's Stock Option Plan. Excludes 187,500 shares reserved for issuance upon the exercise of warrants granted under Promissory Notes. See "Management -- Compensation Plans", "Dilution", "Stock Option Plan", "Stock Purchase Plan" and "Options, Warrants & Rights".

                                 DILUTION

The following pro forma net tangible book value of the Company at July 31, 1998 was $.05 per share of Common Stock. Pro forma book value per share represents the total assets of the Company less its total liabilities, divided by the number of shares outstanding as of July 31, 1998. Without taking into account any changes in net book value of the Company at July 31, 1998, other than to give effect to the sale by the Company of the Preferred Stock and assuming an immediate conversion of the Preferred Stock into Common Stock at the conversion price of $3.00, (after deduction of the costs, and the application of the estimated net proceeds therefrom, the pro forma net book value of the Company at July 31, 1998 would have been 5,239,463 or $.75 per share. This represents an immediate increase in net book value of $.70 per share of Common Stock to existing stockholders and an immediate dilution of approximately $2.25 per share of common stock to new investors purchasing shares in this offering. Excludes 187,500 shares reserved for issuance upon the exercise of warrants granted under Promissory Notes. The following table illustrates the per share dilution to new investors:

Assumed immediate conversion initial offering price
  per share of Common Stock (1)                                     $   3.00
Pro forma net book value per share of Common Stock as
  of July 31, 1998                                         $   .05
Increase in per share attributable to new investors            .70
Pro forma net tangible book value per share after offering               .75
Dilution per share to new investors before subtracting
 estimated expenses of the Offering                                 $   2.25

The following table summarizes, on a pro forma basis as of July 31, 1998, the number of shares of Common Stock purchased from the Company, the total consideration paid to the Company and the average price per share of Common Stock paid by the existing stockholders and by the new investors participating in this Offering:

                       Shares  Purchased   Total Consideration   Average Price
                        Number   Percent     Amount   Percent      Per share

Existing Stockholders  5,311,130   76%     $2,645,400     35%    $     .50
New Investors          1,666,666   24%      5,000,000     65%    $    3.00

                       6,977,796  100%     $7,645,400    100%    $    1.10

The foregoing table excludes 25,000 shares reserved for issuance upon the exercise of a warrant held by Van Casper & Company, 1,000,000 shares of Common Stock reserved for issuance upon the exercise of options granted under the Company s Stock Option Plan, 500,000 shares reserved for issuance upon the exercise of options granted under the Company s Stock Purchase Plan and 50,000 shares reserved for issuance upon the exercise of an option granted to Hawaii Reservations Center Corp. Excludes 187,500 shares reserved for issuance upon the exercise of warrants granted under Promissory Notes. See "Management Compensation Plans", "Dilution", "Stock Option Plan", "Stock Purchase Plan" and "Options, Warrants & Rights."


SELECTED FINANCIAL DATA

      The following tables set forth selected combined historical financial data for The Castle Group, Inc. as of and for each of the years in the four year period ended July 31, 1998 . In the opinion of management, the financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the information set forth herein.

      The following selected financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and all of the financial statements and Preferred Stock thereto included elsewhere in this Prospectus.

                                               Year Ended July 31,
                                                   (Thousands)
                                  1994      1995       1996      1997      1998
Statement of Operations Data:
Operating Revenues
 Management Operations           1,118     2,790      3,659     4,294     4,362
 Hotel Operations                    0         0        452     1,892     1,248
Total Revenues                   1,118     2,790      4,111     6,186     5,610
Operating Expenses
 Management Operations           1,816     3,300      3,671     3,788     4,130
 Hotel Operations                    0         0        452     1,894     1,315
Total Department Expenses        1,816     3,301      4,123     5,682     5,445
Depreciation & Amortization        220       453        465       263        36
Interest Expense                     4        54         68        52        71
Total Operating Expense          2,040     3,807      4,656     5,997     5,552
Net Income (Loss)
 before income taxes           (   922)  ( 1,017)   (   545)      189        58

Net Income (Loss)              (   922)  ( 1,017)   (   545)      189        58

Net Income (Loss) per share    (   .23)  (   .20)   (   .11)      .04       .01

Weighted Average Shares
 Outstanding (2)             3,933,859 5,066,530  5,085,280 5,109,903 5,311,130

Consolidated Balance
 Sheet Data:
 Cash and Cash Equivalents         207       277        221       269       246
 Total Assets                    2,530     2,312      2,031     1,617     2,979
 Long-term debt, net of
   current portion                 348       772         76       166       206
 Total Liabilities               1,409     2,208      2,464     1,476     2,740
 Stockholders' equity            1,121       104   (    433)      141       239

Other Related Data
 Property Contracts, beginning      13        17         25        28        27
 Property Contracts, ending         17        25         28        27        30
 Rooms Covered, beginning        1,684     1,909      2,349     2,808     2,987
 Rooms Covered, ending           1,909     2,349      2,808     2,987     3,400

(1) Represents nine month's operating results from inception at November 1993 to July 1994.

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

As of January 1, 1999, the Company had 29 contracts covering 2,983 rooms, all except 68 rooms located in Saipan and 56 rooms located in Chuuk being situated within the State of Hawaii. Under the management contracts, the Company is typically responsible for the supervision and day to day operations of the property in exchange for a base management fee with is based on gross revenues. In some cases, the Company also participates in the profitability of the properties it manages and may earn an incentive fee based on the net operating profits of the property managed. Sales and marketing and reservation fees earned from the properties are based on the gross revenues of the property. The Company is also reimbursed for direct advertising and marketing expenditures it makes on behalf of the property, all in accordance with the terms and conditions of the management contracts. The Company also earns commissions and other fees from the properties managed by providing centralized purchasing services to the hotel owners. Under these arrangements, the net savings to the property owner from centralized purchasing are shared between the Company in the form of commissions and to the property owner in the form of cost savings.

Hotel revenues during the period May 1, 1996 to April 30, 1998 consist of revenues from 167 rooms leased by the Company. Under this arrangement, the Company includes as its own revenues the entire property revenues which includes hotel transient rental income as well as the total expenses incurred to operate the property. The property is situated in Waikiki, Hawaii. The Company does not currently own any other real property interest in fee or leasehold.

Overview

The lodging industry has been, historically, seasonal in nature. The Company generally reflects higher revenues from the fees generated by its properties in the first and third quarters of its operating year, which may cause expected fluctuations in the Company's quarterly revenues and net earnings.

Revenues from management operations grew at a compound annual rate of 40.6% from 1994 through 1997, from $1,118,000 to $4,362,000. Total revenues grew at a compound annual rate of 49.7% from 1994 through 1998, from $1,118,000 to $5,610,000. The growth in revenues attained by the Company over the past three years has been impressive, however, management gives no assurances that these increases will continue in future periods.

      The increase in revenues together with smaller increases in operating expenses resulted in the Company being able to reduce its net losses from 1994 through 1996, and record profits in 1997 and 1998.
Net losses decreased from $922,000 for the nine months ended July 31, 1994 to a profit of $58,000 for the twelve months ended July 31, 1998. Management attributes the improvements in operating losses to the growth in revenues coupled with effective cost control. There can be no assurance that these improvements will continue in future periods.


Results of Operations

For the years ended July 31, 1998 and 1997

      For the years ended July 31, 1998 and 1997, the Company had total revenues of $5,609,619 and $6,185,798, respectively, representing a decrease of $576,179 or 9%. The decrease in revenues was attributable to a decrease of $644,262 in hotel revenues, offset by an increase of $68,083 in management and other management related income. The decrease in hotel revenues is due to the Company terminating its lease of 167 rooms operated as a hotel in April of 1998. The increase in management related income is due to the expansion and maturing of the Company's client base, and due to the addition of two properties during the fiscal year ended July 31, 1998. The Company was also successful in increasing the revenues of its managed properties which favorably impacts the Company's management fees, which are generally based on the room revenues for the property.

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

      The following table summarizes the increases and decreases in operating expenses for the fiscal year 1998 as compared to the prior year by management related operations and hotel related operations:

                                              (In Thousands)
                             Management Operations       Hotel Operations
     Expense                  Increase (Decrease)       Increase (Decrease)

Payroll & Benefits              $      287                 $(     259)
Rent                                    73                  (     174)
Reservations Expense             (      70)                         0
Repairs & Maintenance                    5                  (     101)
Taxes                                    1                  (       5)
Advertising                             32                          0
Travel & Entertainment                  38                  (       1)
Professional Fees                (      22)                 (       4)
Insurance                        (      10)                 (      33)
Utilities                                1                  (       8)
Office Expenses                  (       1)                 (       2)
Depreciation & Amortization      (     227)                         0
Other Expenses                           8                          8

                                $      115                 $(     579)

Expenses for hotel operations decreased by $579,350 for the fiscal year ended July 1998 as compared to the prior year due to the Company terminating its lease of 167 rooms located within the Kuhio Village Resort in April of 1998. On an average basis, hotel expenses were $146,000 per month in fiscal 1998 as compared to $157,000 for fiscal 1997, a decrease of 7%.

Payroll and related costs for management operations increased by $287,000 as a result of the Company increasing its staffing to properly service the two additional properties and also in anticipation of future growth in the Company s client base. Included in 1997 is the elimination of deferred compensation payable of $250,000 and the unamortized balance of the deferred compensation expense of $62,500 resulting from the forfeiture of a stock option granted to an officer of the Company; this resulted in a reduction in payroll and benefits expense of $187,500 in 1997.

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

For the Years Ended July 31, 1997 and 1996

For the year ended July 31, 1997 and 1996, the Company had total revenues of $6,185,798 and $4,111,626, respectively, representing an increase of $2,074,172 or 51%. The increase in revenues was attributable to $1,439,195 in hotel revenues and $634,977 in management and other management related income. Because the Company acquired the leasehold interest to 167 rooms operated as a hotel in May of 1996, total revenues for the two periods does not provide an accurate comparison for means of measuring increased revenue performance. For the nine months ended April 30, 1997 and 1996, the Company had unaudited management related revenues of $3,239,276 and $2,811,895, an increase of $427,381 or 15%.

Operating expenses for management operations were $3,788,482 for the year ended July 31, 1997 as compared to $3,671,369 for the prior year, a decrease of $117,113 or 3%. Operating expenses for hotel operations were $1,893,635 for the year ended July 31, 1997 as compared to $452,386 for the three months of hotel operations ending July 31, 1996.

Depreciation and amortization expense decreased by $201,674 for the year ended July 31, 1997, primarily due to the amortization in full of the non-competition agreements incurred upon the purchase of KRI, Inc. as of October 31, 1996. See "Corporate Organization". The non-competition agreements were purchased for $800,000 in November of 1993 and covered a period of three years. Monthly amortization expense of $22,222 was recorded between the months of November 1993 through October 1996. The decrease of $201,674 is mainly attributed to the non-existence of this amortization expense for the months of November 1996 through July, 1997.

Interest expense decreased by $16,033, to $51,934 from $67,966 for the years ended July 31, 1997 and 1996, respectively. The decrease in interest expense is attributed to a lower amount of indebtedness. The Company fully paid off its contract payable in June of 1997 and during the year reduced its indebtedness on the line of credit by $25,000 in February of 1997 (See Note 5 to the financial statements).

For the Years Ended July 31, 1996 and 1995

Total revenues for the year ended July 31, 1996 were $4,111,626, an increase of $1,321,294 or 47% over total revenues for 1995. Revenues from management operations were $3,659,239 as opposed to $2,790,332 for the prior year, an increase of $868,907 or 31%. Revenues from hotel operations were $452,387, representing the revenues attributed to a lease agreement on 167 hotel rooms entered into on May 1, 1996.

Operating expenses for management operations were $3,671,369 for the year ended July 31, 1996 as compared to $3,300,427 for the prior year, and increase of $370,942 or 11%. The increase in operating expenses for the management operations were primarily attributable to the increase in management related income. Operating expenses for hotel operations were $452,386 for year ended July 31, 1996 on revenues of $452,387.

As mentioned previously, the hotel industry is subject to seasonal fluctuations in revenues. The first and third quarters of the Company's fiscal year are typically busier months for the tourist industry. The Company signed the lease agreement for the 167 hotel units on May 1, 1996. As of July 31, 1996, the results of operations from hotel operations encompassed the fourth quarter ended July 31, 1996. The hotel operations reported an operating loss of $14,000 for the three month period, as this quarter is one of the low seasons for tourism in Hawaii, where the property is situated and is not indicative of the results of operations for a whole year. (See "Quarterly Fluctuations in Earnings").

Depreciation and amortization expense increased by $12,000 for the year ended July 31, 1996 due to the depreciation of equipment and furnishings exceeding the decrease caused by assets becoming fully depreciated or amortized.

Interest expense increased by $14,000, from $54,000 to $68,000 for the year ended July 31, 1996 when compared to the prior year. The increase in interest expense is attributed to interest incurred on the borrowing against a line of credit and the conversion of advances received from former KRI, Inc. stockholders to a note payable at 6% interest on July 31, 1995. See "Use of Proceeds" and "The Company".

For the Years Ended July 31, 1995 and 1994

The fiscal year ended July 31, 1994 encompassed nine months of hotel management operations, as the Company commenced its hotel management operations on November 8, 1993 with the acquisition of Castle Limited and KRI, Inc. See "Corporate Organization".

Total revenues for the year ended July 31, 1995 was $2,790,332, an increase of $1,671,946 or 149% over total revenues of $1,118,386 for 1994. The revenue increase is attributed to the fiscal year ending July 1995 encompassing twelve months of operations as opposed to nine months for the previous year. On an average basis, monthly revenues for the fiscal year ended July 31, 1995 averaged $232,528 as opposed to an average of $124,265 for the prior year, an increase of 87%. Revenues also increased due to the addition of eight management contracts during the fiscal year. The number of rooms managed increased by 440 rooms, from 1,909 to 2,349.

Operating expenses were $3,300,427 for the year ended July 31, 1995 as compared to $1,816,274 for the prior year, an increase of $1,484,153 or 82%. The increase in operating expenses is attributed to the fiscal year ending July 1995 encompassing twelve months of operations as opposed to nine months for the previous year. On an average basis, monthly operating expenses for the fiscal year ended July 31, 1995 averaged $290,000 as opposed to an average of $202,000 for the prior year, an increase of 44% which is attributed to the 99.2% increase in management operation revenues.

Depreciation and amortization expense increased by $12,000 for the year ended July 31, 1996 over the prior year due to the depreciation of equipment and furnishings exceeding the decrease caused by assets becoming fully depreciated or amortized.

Interest expense increased by $49,764, from $4,314 to $54,078 for the year ended July 31, 1995 when compared to the prior year. The increase in interest expense is attributed to interest incurred on the borrowing against a line of credit dated October 21, 1994. The increase in interest is also attributed to the amortization of a discount on a contract payable dated July 1, 1994 to a property manager to secure management contracts on behalf of the Company, payable in monthly installments of $14,500 plus tax through June 1997. The contract payable is discounted at an effective interest rate of 8%.

Liquidity and Capital Resources

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

The Company has a $300,000 line of credit dated October 21, 1994 which is personally guaranteed by four directors of the Company. The Company made draws against the line of credit for $275,000 during the fiscal year ended July 31, 1995. The Company subsequently repaid $25,000 of the line of credit in April 1997, and subsequently drew the remaining $50,000 in December of 1997. The line of credit which was due on November 10, 1998 was subsequently extended to December 20, 1998. Management has currently applied for a further extension of the line of credit through February 18, 1999. The proceeds received upon the sale of shares offered hereunder shall be used to repay the $300,000 outstanding balance on this line of credit. Management believes, although no assurances can be given, that the line of credit will be extended.

In November of 1997, the Company received and drew an additional line of credit for $250,000 dated November 14, 1997. The line of credit was initially due on May 17, 1998 and has been extended through December 31, 1998. Management has currently applied for a further extension of the line of credit through March 31, 1999. The proceeds received upon the sale of shares offered hereunder shall be used to repay the $250,000 outstanding balance on this line of credit. Management believes, although no assurances can be given, that the line of credit will be extended.

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

In July of 1998, the Company also funded a loan of $435,000 to Hanalei Bay International Investors ("HBII"). The terms of the loan call for interest at the rate of 12% per annum and a percentage of the future cashflows received from timeshare sales by the partners of HBII. The loan is due on or before March 31, 1999. HBII is currently negotiating a sale of all or a portion of its ownership interests in the Hanalei Bay Resort to a regional timeshare sales organization. Under the terms of the sale, the current HBII partners shall share in the future cashflows generated by timeshare sales of the units located within the Hanalei Bay Resort, after certain secured and preferential payments are made. Although no assurances can be given, management is confident that the sale shall be consummated and that upon closing, the Company shall receive payment in full on the note receivable, together with interest. Should the note not be collected when due, management shall be forced to seek other financing alternatives. Certain members of the Board of Directors of the Company have a direct or indirect financial interest in HBII.

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

In July of 1998, a director of the Company advanced $175,000 and the Company executed a note which called for interest at the rate of 10% per annum and a due date of March 31, 1999. In addition to the return of principal plus interest, warrants on the Company s common stock shall also be issued to the director. (see Item 11,"Security Ownership of Certain Beneficial Owners and Management").

In July of 1998, the Company received loans of $200,000 from four unrelated parties. The terms of the notes call for interest at the rate of 10% per annum and a due date of March 31, 1999. In addition to the return of principal plus interest, warrants on the Company s common stock were also be issued.

The Company has, in the past, met its financial obligations through its lines of credit, private placements of its stock and through the issuance of notes to the former stockholders of KRI, Inc. The Company plans to further extend the due dates of the notes to the former stockholders of KRI, Inc., officers and directors if necessary. Although no assurances may be given, management believes that it has built up its revenue base to a level which will sustain a net operating profit, allowing the Company to meet its current obligations. Management further believes that the Company shall have sufficient cash flow for its business operations for the next year.

The Company filed a registration statement on Form SB-2 for the issuance of 1,600,000 shares of its common stock. The registration statement became effective on March 11, 1998. The public offering has not materialized as planned and management is considering the withdrawal of the registration statement in the near future.

Management believes, although no assurances can be given, that the combination of the net proceeds of the shares offered herein, net of repayment of borrowing, net cashflow generated from operations, the collection of the receivable balance from HBII, and the future availability of credit facilities will be sufficient to fund the operations of the Company and its future anticipated growth.

The Company has no present plans involving the sale or purchase of any properties, assets or business.

Tax Consequences

It is management s belief that the dividends received on the Preferred Stock offered hereunder shall be fully taxable as ordinary income when received. It is also the belief of management that any gain or loss realized upon the sale of the shares offered, or the sale of the common stock which the shares offered are convertible into shall be subject to capital gains taxes. However, each investor should confer with their tax advisors for the proper treatment of the ownership, purchase, sale or gains or losses which may be realized on transactions related to the Preferred Stock offered hereunder.

Recent Developments

The Company is in the final stages of negotiations related to the acquisition of two management contracts. Based on forecasts prepared on the two properties, the Company is projected to earn substantial fees and profits from these two hotels. Investors should be aware, however, that these two contracts have not yet been signed. Investors should also be aware that should the two contracts be consummated, the actual results of the properties could differ substantially from the projected results which could have a material adverse affect on the financial position of the Company.

Under one of the contracts, the Company will be a co-lessee on the land upon which the property is situated, and will receive a 20% carried interest in the leasehold improvements situated on the land in exchange for Preferred Stock. The Company has already signed as the co-lessee of the land and the buyer of the improvements is in the final stages of closing the purchase of the improvements.

Under the other property, the Company will be a lessee of the hotel for a fixed monthly rent and shall, therefore, be the owner and operator of the hotel operations. The property is currently in the final stages of construction and is projected to be opened in late summer or early autumn of 1999.


                            PLAN OF OPERATION

The Company is one of the leading regional hotel and resort management companies within the State of Hawaii. At January 1, 1999, the Company had 29 management or sales, reservations and marketing contracts covering 2,983 rooms.

The properties represented by the Company appeals to a wide variety of the public market as the Company manages a wide spectrum of property types from the luxury condominium resorts with room rates exceeding $1,000 per night to the small budget inns with a rates under $40. The Company believes that the availability of differing products provides appeal to all levels of business or leisure traveler.

The Company has experienced significant growth since its commencement of operations in November of 1993. From November of 1993 through January of 1999, the number of contracts has more than doubled, from 13 to 29 and the number of rooms managed also increased substantially during this period, from 1,684 to 2,983.

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

On August 1, 1997, the Company was successful in entering the foreign market of the Pacific Basin when it signed a management agreement with the Aquarius Beach Tower, a 68 unit luxury condominium resort located in Saipan. On January 1, 1999, the Company acquired the management contract for its second foreign property when it signed a management agreement with the Blue Lagoon Resort, a 56 unit resort located in Chuuk. Although no assurance can be given, it is management's belief that it will be able to continue its expansion into the Pacific Basin.

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

On July 31, 1995, the Company invested $100,000 into a reorganization plan instituted by HBII. Under terms of the HBII reorganization plan, the eighty seven units owned by HBII will be sold under a timeshare plan and investors in the timeshare plan may receive up to four times their investment over the life of the timeshare plan. As of July 31, 1998, the Company has received a total of $164,376 from this investment. Of the funds received, $41,094 represents a return of the initial investment and $123,282 represents a gain to the Company. HBII is currently negotiating a sale of all or a portion of its ownership interests in the Hanalei Bay Resort to a regional timeshare sales organization. Although no assurances can be given, management is confident that the sale shall be consummated and that the Company shall receive payment in full on its investment. Certain members of the Board of Directors of the Company have a direct or indirect financial interest in HBII.

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

It is management's belief that the contract with HRCC are on terms which are no less favorable than those which could be negotiated with companies not affiliated with The Company, however, in May of 1997, the Company renegotiated its contract with HRCC with regard to the fees charged. Under the renegotiated agreement, the fees paid to HRCC are based upon the monthly room revenues of the properties managed by the Company, subject to a minimum monthly fee. Management believes, although no assurances can be given, that the Company shall enjoy lower reservations costs under the new agreement.

The Tourism Industry

The majority of the Company s properties under contract are located in Hawaii. According to Travel and Tourism and Hawaii s Economy - Impact and Perspective Millennium Vision 1997" published by the World Travel and Tourism Council, tourism is Hawaii s largest industry, providing 24% of the Gross State Product. It is estimated that in 1997, tourism accounted for approximately 31% of the State s total work force. During the last ten years, the average statewide occupancy has ranged from the low seventies to the low eighties. Management believes that the economy of the mainland United States will continue to improve, and that the recent economic crisis in Asia will not be a long term problem, and therefore the tourism industry as a whole will experience future growth in earnings. Management also believes that the convention center recently completed in Waikiki shall allow the State to capture a portion of the lucrative convention travel market, further increasing the demand for guest rooms.

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

Additional Contracts. Although no assurance can be given, management believes that it will be successful in attaining additional management contracts in the future. Opportunities for additional contracts may arise from a myriad of factors which include sales of properties, foreclosures, underperformance and dissatisfaction with current management. Management has a proven track record over the past three years of improving the performance of the properties it manages. Management is constantly looking for properties in need of the Company s services.

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


                               MANAGEMENT

      The following table sets forth certain information concerning the directors and executive officers of the Company as of January 1, 1999. Except as otherwise stated below, the directors will serve until the next annual meeting of stockholders or until their successors are elected or appointed, and the executive officers will serve until their successors are appointed by the Board of Directors.


  Name              Age                     Position

Rick Wall               55   Chief Executive Officer, Director and Chairman
                             of the Board
John G. Tedcastle       65   Vice Chairman of the Board and Director
Alan Cambra             54   Chief Operating Officer and President
Kimo M. Keawe           49   Director
Hideo Nomura            48   Director
Charles E. McGee        63   Director
Ryoji Takahashi         58   Director
Motoko Takahashi        54   Secretary and Director
Michael S. Nitta        39   Chief Financial Officer
Shari W. Chang          48   Senior Vice President, Sales & Marketing
Judhvir Parmar          63   Director
Steve Townsend          44   Sr. Vice President, Operations
Stanley Mukai           66   Director
Edward Calvo Sr.        62   Director
Noboru Sekiguchi        72   Director
Thomas S. Blankley, Jr. 45   Executive Vice President, Finance

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

Alan Cambra.    Mr. Cambra joined the Company on January 1, 1999 as chief
operating officer. Mr. Cambra has over thirty years of experience in the hotel industry, most recently as Executive Vice President of Omni
Hotels where he supervised and actively participated in Omni s growth from four hotels to forty over a four year period. Prior to Omni, Mr. Cambra was involved with various management companies including Marriott Hotels and Resorts, Interstate Hotels, Mariner Corporation and Shoreline Operating Company. Mr. Cambra was born in Hawaii and is a graduate of Oklahoma State University. Mr. Cambra will be residing in Hawaii, where he was born and raised.

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

Kimo M. Keawe. Mr. Keawe was appointed as senior vice president and director of the Company in November, 1993 following the acquisition of KRI, Inc. Mr. Keawe is also the president and chief operating officer of KRI, the company's wholly owned subsidiary doing business as Hawaiian Pacific Resorts. Mr. Keawe was instrumental in the formation of KRI in 1988, purchasing Hawaiian Pacific Resorts from its original founders. He has held numerous senior management positions throughout his hotel and resort management career, which spans over 20 years. Mr. Keawe left the companies employ in July 1997 to pursue other interests and resigned as senior vice president of the Company and as chief operating officer of KRI, Inc. Mr. Keawe is on the advisory board of the Travel Industry Management School of Hawaii Pacific University. Mr. Keawe is a graduate of Oregon State University, and was born and raised in the State of Hawaii.

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

Shari W. Chang. Ms. Chang joined the Company in July, 1994 as senior vice president of sales and marketing. Prior to joining the Company, Ms. Chang was vice president of sales for Aston Hotels and Resorts and a vice president of Island Holiday Tours. She has also served as consultant to the Hawaii Visitors Bureau in the past. Ms. Chang is a graduate of the University of Hawaii, and resides in Honolulu, Hawaii.

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

Thomas S. Blankley, Jr.. Mr. Blankley joined the company in September, 1998. Prior to joining The Castle Group, Inc., Mr. Blankley was President of PAHIO Vacation Resorts, Inc., Hawaii s largest timeshare sales and marketing company. A native of New York, Mr. Blankley was a Managing Director for Merrill Lynch in Tokyo and Drexel Burnham Lambert in London before moving to Hawaii in 1988.


Committees of the Board of Directors

Audit Committee.     The Board has established an Audit Committee to make
recommendations concerning the engagement of independent public accountants, review with the independent public accountants, review with the independent public accountants the plans and results of the audit engagement, approve professional services provided by the independent public accountants, review the independence of the independent public accountants, consider the range of audit and non-audit fees and review the adequacy of the Company s internal accounting controls. The Audit Committee is made of Messrs. Mukai, Calvo and Ms. Takahashi.

Compensation Committee.   The Board has established a Compensation
Committee to determine compensation for the Company s executive officers and to administer the Company s benefit plans. Messrs. Mukai, Parmar, Tedcastle and Ms. Takahashi are the members of the Compensation
Committee.

Executive Committee. The Board has established an Executive Committee to provide additional direction to management. The Executive Committee is an advisory committee only and does not have authority to vote and approve any actions on behalf of the board of directors. Messrs. Parmar, Tedcastle, Wall, Takahashi and Mukai are members of the Executive
Committee.

Nominating Committee. The Board has established a Nominating Committee to recommend to the board the slate of nominees of directors to be elected by the shareholders (any directors to be elected to the Board to fill vacancies) and to recommend directors to be selected for membership on the various Board Committees. Messrs. Tedcastle and Calvo are members of the Nominating Committee.

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

Name of Individual or         Capacities in which             Aggregate
  Identity of group        Remuneration was received        remuneration

Rick Wall               Chairman of the Board
                        and Chief Executive Officer            $120,000

Shari W. Chang          Senior Vice President
                        Sales & Marketing                      $100,000

Steve Townsend          Senior Vice President Operations       $100,000

Officers and Directors
  as a group            Various                                $634,800(1)

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

Employment Contracts

The Company has entered into written employment contracts with Mr. Nitta, as of November 1, 1993, Ms. Chang as of August 1, 1994 and Mr. Townsend as of July 31, 1997. Other than Mr. Mr. Nitta, Mr. Townsend and Ms. Chang, the Company has entered into no employment contract with any director or executive officer.

The above-mentioned employment agreements are for five years and provide for a base salary, to be increased annually by a percentage no less than the increase in the Honolulu Consumer Price Index for the preceding twelve months. Under their respective employment agreements, the current base salary for Mr. Nitta is $120,000 per year. However, Mr. Nitta has agreed to reduce his base salary for the current fiscal year to $90,000. The current base salary for Ms. Chang and Mr. Townsend under the terms of their agreements is $100,000. The employment agreements provide for paid vacation; a monthly automobile allowance; an annual performance bonus potential of up to 20% of the base salary (up to 15% for Ms. Chang and Mr. Townsend), depending upon attaining pre-determined goal criteria; membership in a pension plan (not yet established) that would contribute the equivalent of 10% of base salary annually; a business development bonus (which has been waived in the past and current fiscal years); membership in a 401(k) plan; and full medical, dental and disability insurance.

The employment agreements contain a "change-in-control" provision which gives each of the employees under contract the right, upon the occurrence of a "change-in-control," to terminate their employment and receive as severance pay the total compensation remaining to be paid under the agreement as of the date of such termination or the total compensation for three years following the date of termination, whichever is greater. The term "change-in-control" is defined in each agreement as the date when persons other than the shareholders of record on the date of commencement of the term of such agreement become the beneficial owner of 51% of the Company s voting stock.

The Company has a consulting agreement with Mr. Keawe effective as of June 1, 1998 which specifies that the Company shall pay to Mr. Keawe a fee of $3,000 per month for the period beginning June 1, 1998 and ending on December 31, 1998. The agreement was subsequently extended for an additional three months, through March 31, 1999.

Long Term Incentive Plans

No options (with the exception of the option discussed in the section entitled "Options, Warrants and Rights" in Item 5), stock appreciation rights or long term incentive plan awards were issued or granted to the Company's management during the fiscal year ending July 31, 1998.

The Company has a 401(k) profit sharing plan generally available to all of its employees. Under the terms of the plan, the Company is required to match 100% of the amounts contributed by participants through payroll deductions, up to a maximum of 1% of their compensation. Any employee with one year of service who is at least 21 years of age is eligible to participate.

Stock Plans

The Company s stockholders have approved a 1995 Stock Option Plan and a 1995 Stock Purchase Plan for the purposes of: (i) attracting and retaining employees, executive management and key employees with ability and initiative; (ii) providing incentives to those deemed material to the success of the Company; and (iii) attaining a common interest for these individuals to coincide with the interests of the Company and its shareholders. No stock grants were issued for the years ended July 31, 1995 through July 31, 1998.

1995 Stock Option Plan

Amount of Stock. A total of 1,000,000 shares of Common Stock shall be reserved for issuance under the Plan. Shares of Common Stock issued hereunder may be authorized and reissued or issued shares acquired by the company or its Subsidiaries on the market or otherwise.

Administration. The Plan will be administered by the Compensation Committee (the Committee ) of the Company s Board of Directors. The Committee, which is composed of a majority of non-employee directors, has the authority under the Plan, subject to its provisions, to select the individuals to receive grants of options and to specify the terms and conditions of such grants.

Eligibility. Options may be granted only to present or future officers and key employees of the Company and its Subsidiaries, including Subsidiaries which become such after the adoption of the plan. Any officer or key employee of the Company or of any such Subsidiary shall be eligible to receive one or more options under the Plan. Any director who is not an officer or employee of the Company or one of its Subsidiaries and any member of the Committee, during the time of the member s service as such or thereafter, shall be ineligible to receive an option or award under the Plan. The adoption of this Plan shall not be deemed to give any officer or employee any right to be granted an Option to purchase Common Stock of the Company, except to the extent and upon such terms and conditions as may be determined by the Committee.

Options. Both nonqualified stock options ( NQOs ) and incentive stock options ( ISOs ), as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the Code ), may be granted under the Plan.
Options will have a maximum term of ten years. The Option exercise price must be at least 100% of the Fair Market Value of the Common Stock on the date of the Option grant.

Share Authorizations. All awards made under the Plan shall be evidenced by a written Stock Option Agreement executed by the Company and the optionee in such form as the Committee shall approve, which may be subject to and contain additional terms and conditions not inconsistent with the Plan, and in the case of an ISO, shall not be inconsistent with the provisions of the Code applicable to incentive stock options, as the Committee shall prescribe.

Nontransferability. No Options granted under the Plan shall be transferable by the optionee otherwise than by will or by the laws of descent and distribution, and such Option shall be exercisable, during the optionee s lifetime, only by the optionee.

Consideration. Each optionee, as consideration for the grant of an Option, shall remain in the continuous employ of the Company or one of its Subsidiaries for at lease one year from the date of the granting of such Option. No Option shall be exercisable until after the completion of such one year period or employment by the optionee.

Shareholder Rights. An optionee will have no rights as a shareholder with respect to the shares subject to the Option granted until such Option is exercised and the shares are issued to the optionee.

Tax Consequences. Under the present provisions of the Code, the federal income tax consequences of the Option Plan are summarized as follows:

Nonqualified Stock Options. The granting of a NQO to an optionee will not result in taxable income to the optionee or a deduction in computing the income tax of the Company. Upon exercise of an NQO, the excess of the fair market value of the shares acquired over the option price is (a) taxable to the optionee as ordinary income and (b) deductible in computing the Company s income tax, subject to satisfying applicable withholding requirements and general rules relating to reasonableness of compensation.

Incentive Stock Options. An optionee will not be deemed to receive any income at the time an ISO is granted or exercised, although the exercise may give rise to alternative tax liability for the optionee. If an optionee does not dispose of the shares acquired on exercised of an ISO within the two year period beginning on the day after the day of the grant of the ISO or within the one year period beginning on the day after the day of the transfer of the shares of the optionee, the gain (if any) on a subsequent sales (i.e., the excess of the proceeds received over the option price) will be long term capital gain and any loss the optionee may sustain on such sale will be a long term capital loss.

If the optionee disposes of the shares within the two year or one year period referred to above, the disposition is a "disqualifying disposition," and the optionee will generally realize ordinary income taxable as compensation in the year of the disqualifying disposition to the extent of the excess of the fair market value of the share son the date of purchase over the option price, and the balance, if any, will be long term or short term capital gain depending, generally, on whether the shares were held more than one year after the ISO was exercised. To the extent the optionee recognizes compensation income with respect to a disqualifying disposition, the Company will be entitled to a corresponding deduction, subject to general rules relating to reasonableness of compensation.

Amendment of Plan. The Board of Directors may amend or suspend the Plan at any time and from time to time. No such amendment of the Plan, may, however, increase the maximum number of shares to be offered under options, or change the manner of determining the option price, or change the designation of employees or class of employees eligible to receive options, or permit the transfer or issue of stock before payment therefore in full or, without the written consent of the optionee, alter or impair any option previously granted under the Plan.

1995 Stock Purchase Plan

Amount of Stock. There shall be reserved for the granting of Options under the Plan and for issuance and sale pursuant to such Options 500,000 shares of Common Stock of the Company. The shares of Common Stock issued upon the exercise of Options under the Plan shall be made available from authorized and unissued shares of Common Stock. If for any reason shares of Common Stock as to which an Option has been granted cease to be subject to purchase thereunder, then such shares of Common Stock again shall be available for issuance pursuant to Options under the Plan.

Offering Date. The Offering Date shall be semi-annual dates as set by the Board of Directors in each of the years 1996 through 2000. The Company has made no offerings under the plan as of January 31, 1999.

Offering Period. The Offering Period shall be each of the six-month periods commencing on an Offering Date.

Eligibility. Eligible Employees shall mean all Employees who have been in the employ of the Company or any of its Subsidiaries continuously for at least one year other than persons who after purchasing shares of Common Stock under the Plan would own shares of capital stock possession five percent or more of the total combined voting shares of capital stock possessing five percent or more of the total combined voting power or value of all classes of outstanding capital stock of the Company or any of its Subsidiaries. Eligible Employees must be active, regular full-time or active, regular part-time employees of the Company or any of its Subsidiaries, including but not limited to officers of the Company and its Subsidiaries, provided that such employee s normal work week is at least 20 hours per week and whose customarily employment by the Company for at least five months in the calendar year and provided further that and Eligible Employee shall not include any employee who is on leave or layoff status or is otherwise inactive. For purposes of the preceding sentence, capital stock than any person may purchase under outstanding stock options shall be treated as owned by the person and the provisions of Section 425(d) of the Code shall apply. As of any Offering Date, each Eligible Employee shall be granted an Option, which shall entitle the Eligible Employee to purchase shares of Common Stock in accordance with the terms and conditions of the Plan. The maximum number of shares of Common Stock that an eligible Employee shall be entitled to purchase pursuant to such Options shall equal the lesser of
(1) the number of whose shares of Common Stock purchasable for $25,000 based on the Stock Price on the applicable offering date, or (23) the number of whole shares of Common Stock purchasable for 15% of the Eligible Employee s Base Salary based on the Stock Price on the applicable offering date.

Subscription Agreements. Approximately 30 days prior to each offering date the Company will make subscription agreements available to all Eligible Employees. To subscribe for shares of Common Stock in connection with an offering period, an Eligible Employee must complete and execute a subscription agreement and deliver it to the Company prior the offering date, or such other date as may be established by the Board of Directors of the Company for all Eligible Employees. A separate subscription agreement must be executed for each offering period under the Plan.

Purchase Date. The purchase date for the purchase of the Common Stock under the Plan shall be the last day of the offering period.

Purchase Price. The purchase price per share of Common Stock purchasable under Options granted in respect to each offering period under the Plan shall be equal to the lesser of 85% of (i) the Stock Price on the offering date, or (ii) the Stock Price on the Purchase Date, adjusted down tot he nearest one-eight point. No fractional shares of Common Stock shall be issued under any circumstances under the Plan. In lieu of any such fractional shares, Participants shall receive a cash payment based on the stock price of the applicable purchase date.

Payment. Payment for the shares of Common Stock shall be made either (i) in cash in a single lump sum on or before the purchase date, or (ii) through payroll deductions in equal installments over a period of 25 weeks, with no right of prepayment. The Participant shall select he method of payment in the subscription agreement. If a Participant electing to make a lump sum payment fails to make such payment on or before the purchase date, the Option shall terminate automatically without any further action by the Company.

Cancellation of Participation. A Participant may cancel his or her subscription in respect of any offering period at any time prior to the applicable purchase date by giving written notice of cancellation of the subscription to the Company. As soon as practicable after receipt of such notice, the Company will return the funds previously deposited by the Participant, without interest thereon.

Termination of Employment. In the event that a participant s employment with the Company and its Subsidiaries is terminated as a result of death, retirement or any other reason (other than as a result of layoff subject to recall within 90 days) prior to the purchase date applicable to an offering period in which the Participant is participating in the Plan, his or her subscription and the Option relating thereto shall be deemed canceled automatically without further action by the Participant or Company. In the event that a Participant is laid off or is on leave of absence prior the purchase date applicable to an offering period in which such Participant is participant in the plan, the Participant is laid off or is on leave of absence prior to the purchase date applicable to an offering period in which such Participant is participating in the plan, the Participant shall continue to participate in the Plan, unless he or she does not resume employment within 90 days beginning on the date such layoff or leave commenced, in which case his or her subscription and the Option relating thereto shall be deemed automatically canceled at the close of business on the 90th day after the date such layoff or leave commenced. As soon as practicable after any such cancellation, the Company will return the funds previously deposited by such Participant, without interest thereon.

Transferability. Except for the issuance of shares to a Participant in the name of the Participant and his or her spouse as tenants by the entirety or as joint tenants with full rights of survivorship, an Eligible Employee s rights to subscribe for shares of Common Stock under the Plan and rights in respect to any Option granted under the Plan belong to the Eligible Employee alone and may not be transferred, assigned to or availed of for any purpose or for any other reason. Any attempt to transfer or assign any rights granted under the Plan would constitute withdrawal from the Plan.

Tax Consequences.  The Stock Purchase Plan is intended to qualify under
Section 423 of the Code. As such, if no disposition of the shares of Common Stock purchased by an employee occurs within two years of the applicable offering date or within one year from the applicable purchase date, not tax consequences will arise for the employee at the time of purchase. The employee will instead be subject to tax on the shares at the time of their disposition, and there will be not tax consequences to the Company. If the employee disposes of the shares of Common stock prior to the time periods referenced in the preceding sentence, the employee will be deemed to have received compensation equal to the difference between the value of the shares on the date of purchase and the purchase price paid by the employee, and the Company will be allowed a tax deduction equal to the amount of compensation deemed to have been received by the employee.

Voting Required. The adoption of the Stock Purchase Plan received an affirmative vote of the holders of a majority of the shares of Common Stock at the annual meeting of the shareholders held on March 15, 1995.

Amendment and Termination. The Board of Directors of the Company may amend or terminate the Stock Purchase Plan at any time without notice; provided, however, that no participating employee s existing rights are adversely affected and that no such amendment may (i) decrease the purchase price for shares, (ii) increase the maximum number of shares purchasable by a participating employee, (iii) extend the duration of the Stock Purchase Plan or (iv) increase the number of shares offered under the Stock Purchase Plan.

     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

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

                                         Beneficially         % of
Name                                   Owned (1) Shares    Class (2)
Rick Wall                                  815,000(3)         15%
Kimo M. Keawe                              322,500(4)          6%
John G. Tedcastle                          525,000(5)         10%
Hideo Nomura                               525,000            10%
L.C.C. Management Inc.                     525,000(6)         10%
N.K.C. Hawaii, Inc.                        900,000(7)         17%
All directors and officers as a group
(12 persons)                             4,263,500            80%

(1) Except as otherwise noted, the Company believes the persons named in the table have sole voting and investment power with respect to the shares of the Company's common stock set forth opposite such persons' names.
Amounts shown exclude the shares issuable pursuant to various stock options exercisable in 1999.

(2) Determined on the basis of 5,311,130 shares outstanding. Amount excludes shares issuable under certain stock options and stock warrants exercisable as of January 1, 1999.

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

Options, Warrants and Rights

In May 1994, the Company entered into a Common Stock Purchase Warrant with Van Kasper and company for services provided. The Warrant is for 25,000 shares exercisable on or before May 12, 1994 for a price of $1.25 per share. As of January 31, 1999, the warrant had not yet been exercised.

In August, 1994, the Company, as part of the employment agreement with Shari Chang, agreed to give to Shari W. Chang as a bonus, 22,500 shares of the Company's common stock. On September 30, 1995, Ms. Chang accepted delivery of the shares under the employment agreement.

In May, 1997, The Company, as part of a renegotiation of its reservation services agreement, granted to Hawaii Reservations Center Corp. an option to purchase 50,000 shares of the Company's common stock at a price of $2.00 per share. The option may be exercised between May 21, 1997 and May 20, 2002. Hawaii Reservations Center Corp. is a wholly owned corporation of Mr. Charles McGee, a director of the Company. As of January 31, 1999, the option had not yet been exercised.

In July 1998, certain individuals advanced a total of $375,000 to the Company in the form of a Promissory Note from the Company to the individual. The Notes specify that if the principle amounts are not returned to the individuals on or before March 31, 1999, then the entire principle balance shall be converted into common stock of the Company at a 50% discount of the then fair value of the Company s common stock.
The notes also provide for the issuance of a warrant to the individuals whereby the individual has the right to acquire 1 share of the Company s common stock for every $2.00 of funds advanced to the Company. The exercise price under the warrant agreements is $2.00 per share and the warrants may be exercised at any time between June 30, 1998 and June 29, 2003. As of the date of this filing, the notes and warrant agreements had been sent out to the individuals for execution, but have note yet been returned to the Company. Management believes, although no assurance may be given, that the notes and the warrants shall be executed and returned to the Company. No warrants were exercised during the fiscal year ended July 31, 1998. Mr. Judvhir Parmar, a director of the Company, advanced $175,000 of the $375,000 received. The parents of Thomas S. Blankley, Jr. advanced $100,000 of the $375,000 received.

Other than the warrants issued to the individuals who advanced funds to the Company, and the option granted to Hawaii Reservations Center Corp., there were no outstanding options, warrants or rights to purchase common stock held by any of the officers or directors of the Company or its principal shareholders.


                          CERTAIN TRANSACTIONS

As noted in section "Risk Factors" and "Management s Discussion and Analysis and Results of Operation", the Hanalei Bay Resort is a 134 unit condominium located in Princeville, Kauai, Hawaii. HBII was formed through the efforts of HBII Management Inc., owned by Mr. Wall, with the following partners: Siam Commercial Bank; Voyage Fourteen Ltd., owned by John G. Tedcastle; L.C.C. Management, Inc., owned by Judhvir Parmar; Nomura Firm and Nomura Holdings, owned by Hideo Nomura and Don Nomura.
In 1988 HBII made an offer to purchase all 134 units of the Hanalei Bay Resort and eighty six owners accepted the offer. HBII elected to form its own management company and entered into a management contract with Castle Group Hawaii, which was one of the assets acquired by the Company pursuant to the Castle Plan. Under terms of the management contract between HBII and Castle Group Hawaii and as acquired by the Company, the Company is required to provide full management, including sales, supervision of staff, accounting and maintenance. Mr. Tedcastle and Mr. Hideo Nomura were elected to serve on the board of directors of the Company following completion of the Castle Plan. Mr. Parmar was appointed interim director in November 1995. Mr. Parmar is a general partner of HBII and is the owner of L.C.C. Management, Inc., which is the holder of approximately 10% of the Company's common stock (see Security Ownership of

Certain Beneficial Owners and Management). Nichiman International later became an investor in HBII and Nichiman International's owner, Mr. Ryoji Takahashi was appointed as a director of the Company. In March of 1995, Mr. Takahashi's sister, Ms. Motoko Takahashi, was appointed Secretary and director of the Company. In March of 1997, Mr. Michael Nitta was appointed Assistant Vice President of HBII Management, Inc. Mr. Wall receives a monthly retainer from HBII. Management believes that the terms of the management contract between the Company and HBII are on terms which are no less favorable to HBII or the Company than those which are negotiated with other owners not affiliated with the Company.

On August 1, 1994, the Company entered into a contract with HRCC (as described in section "Plan of Operation"), a company owned and controlled by Charles M. McGee, a director of the Company. It is management's belief that the contract with HRCC are on terms which are no less favorable than those which could be negotiated with companies not affiliated with the Company, however, in May of 1997, the Company renegotiated its contract with HRCC with regard to the fees charged. Under the renegotiated agreement, the fees paid to HRCC shall be based upon the monthly room revenues of the properties managed by the Company, subject to a minimum monthly fee. Management believes, although no assurances can be given, that the Company shall enjoy lower reservations costs under the new agreement.

Except for the Castle Plan, the HBII Plan and the purchase agreement involving KRI described under the caption "Corporate Organization", the employment contracts and other matters described in "Remuneration of Directors and Officers," the HBII management contract, the issuance of warrants as described in Item 11 "Security Ownership of Certain Beneficial Owners and Management," and the HRCC contract, there were no transactions or proposed transactions during 1998 and 1997, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeds $50,000 and in which any director or executive officer, or any shareholder who is known to the Company to own of record or beneficially more than 10% of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a direct or indirect material interest.

                     DESCRIPTION OF PREFERRED STOCK

General

The authorized capital stock of the Company includes 5,000,000 shares of Series A Preferred Stock, par value $.001 per share, of which none are outstanding (the Preferred Stock ). The Board of Directors is authorized to issue such preferred stock in one or more series and to fix the designations, powers, preferences and relative, participating, optional and other special rights of each such series and the qualifications, limitations or restrictions thereof.

Dividends

The holders of shares of the Preferred Stock will be entitled to receive, when, as and if declared by the Company s Board of Directors out of funds legally available therefor, cumulative cash dividends, payable semi-annually on July 15 and January 15 of each year, commencing July 15, 1999, at the rate of $7.50 per annum per share. Dividends will be cumulative and will accrue from the date of original issue of shares of Preferred Stock. The Company will pay each declared dividend to the holders of record shares of Preferred Stock on the record date for such dividend (which shall not be more than 30 days preceding the dividend payment date to which such record date relates).

Unless full cumulative dividends on the Preferred Stock have been paid or declared in full and sums set aside for the payment thereof, no dividends may be declared or paid or set aside for payment or other distribution upon the Company s Common Stock, nor may any Common Stock be redeemed, purchased or otherwise acquired for any consideration by the Company or any entity controlled by the Company (except by conversion into or exchange for or payments of dividends or other distributions in stock of the Company ranking junior to or on a parity with the Preferred Stock as to dividend and liquidation rights).

Dividends payable on the Preferred Stock for any period less than a full quarterly dividend period will be computed on the basis of a 360-day year of twelve 30-day months and the actual number of days elapsed in the period for which payable.

Conversion

Holders of shares of Preferred Stock will have the right, exercisable at any time (except in the case of Preferred Stock called for redemption), to convert such shares of Preferred Stock into shares of Common Stock at the conversion price of $3.00 per share, subject to adjustment as described below. In the case of Preferred Stock called for redemption conversion rights will expire at the close of business on the fifth day preceding the redemption date.

No payment or adjustment for accrued dividends on the Preferred Stock will be made on conversion. However, if a share of Preferred Stock (other than a share of Preferred Stock called for redemption within such period) is converted between the record date with respect to any dividend payment and the dividend payment date to which such record date relates, such share of Preferred Stock must be accompanied by funds equal to the dividend payable on such dividend payment date on Preferred Stock so converted. No fractional shares will be issued upon conversion, and if the conversion results in a fractional interest, an amount will be paid in cash equal to the value of such fractional interest based on the market price of the Common Stock on the last trading day prior to the date of conversion.

The conversion price will be subject to adjustment in certain events, including (a) the payment of a dividend to holders of Common Stock payable in shares of Common Stock of the Company, (b) the subdivision, combination or reclassification of outstanding shares of Common Stock,
(c) the issuance of certain rights or warrants to purchase shares of Common Stock at a price per share (or having an exercise or conversion price per share) less than the then current market price of the Common Stock, (d) the distribution to holders of Common Stock of shares of capital stock (other than Common Stock), evidences of indebtedness or assets (excluding cash dividends) or rights or warrants (other than those referred to above) to purchase shares of Common Stock and (e) certain mergers, consolidations and sales of assets. No adjustment in the conversion price will be required unless such adjustment would require a change of at least $0.10 in the price then in effect, but any adjustment that would otherwise be required to be made will be carried forward and taken into account in any subsequent adjustment. The Company may at any time reduce the conversion price (or increase the conversion rate) for at least ten business days, by any amount, provided that the resulting conversion price is not less than the par value of a share of Common Stock. If the Company consolidates with or merges into or transfers or leases all or substantially all of its assets to any person, or is a party to a merger that reclassifies or changes its outstanding Common Stock, the Preferred Stock will, without the consent of the holders thereof, be convertible into the kind and amount of securities, cash or other assets which such holders would have owned immediately after such transaction if they had converted such shares immediately before the effective date of the transaction.

The Company shall grant to each investor who converts Preferred Stock into shares of the Company's common stock the right to have such common stock registered if and when the Company registers additional shares of the Company s common stock with the SEC under the Securities Act in connection with certain underwritten public offerings of the Company s common stock. In the event that a majority of the investors of Preferred Stock have converted into shares of the Company s common stock and a majority of the investors who have converted the Preferred Stock into the Company s common stock desire to have such common stock registered, then the Company shall commence the registration process with the SEC to register such shares no later than July 31, 2000. Such registration rights shall be afforded only to investors who purchase Preferred Stock directly from the Company hereunder, and shall expire on the second anniversary of the date such Preferred Stock is converted into shares of the Company's common stock.

Optional Redemption

Redemption at Option of the Company. The Preferred Stock will be redeemable at the option of the Company, at any time, in whole or from time to time in part, commencing January 15, 2001, at the redemption price of $100.00 per share plus, in each case, all dividends accrued and unpaid on such Preferred Stock to the date fixed for redemption.

If fewer than all of the outstanding shares of Preferred Stock are to be redeemed, the shares to be redeemed will be determined pro rata or by lot or by such other manner as prescribed by the Company s Board of Directors which is consistent with the rules of the NASD.

At least 30 but not more than 60 days prior to the date fixed for the redemption of shares of Preferred Stock, a written notice will be mailed to each holder of record of the shares to be redeemed, notifying such holder of the Company s election to redeem such shares, stating the date fixed for redemption thereof (the "Redemption Date") and calling upon such holder to surrender to the Company on the Redemption Date at the place designated in such notice the certificate or certificates representing the number of shares specified therein. On or after the Redemption Date, each holder of shares of Preferred Stock to be redeemed must present and surrender such certificate or certificates to the company at the place designated in such notice and thereupon the redemption price of such shares will be paid to the holder or to the order of the person whose name appears on such certificate or certificates as the owner thereof, and each surrendered certificate will be cancelled. Should fewer than all the shares represented by any such certificate be redeemed, a new certificate representing the unredeemed shares will be issued.

If a notice of redemption has been given, and if on or before the Redemption Date the funds necessary for such redemption have been set aside by the Company, then, on the Redemption Date, dividends will cease to accrue on the shares of Preferred Stock so called for redemption, and at the close of business on the Redemption Date, such shares will no longer be deemed to be outstanding and all rights of the holders of such shares as stockholders of the Company will cease except the right to receive the moneys payable upon such redemption, without interest, upon surrender of the certificates evidencing such shares.

Redemption at Option of Holder. Each holder of the shares of Preferred Stock shall have the right, at such holder s option, to require the Company to purchase immediately prior to an Operative Event (as defined) (the "Repurchase Date"), all of such holder s shares at a redemption price of $100.00 per share, plus accrued and unpaid dividends to the Repurchase Date if (i) any entity offers to acquire all or substantially all of the shares of Common Stock of the Company pursuant to a merger, consolidation, tender offer or other acquisition transaction (an "Acquisition") and (ii) all or substantially all of the consideration to be paid for the Common Stock of the Company in such Acquisition is not common equity securities regularly traded on a national securities exchange or reported on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") (an "Operative Event").

On or before the 30th day before the consummation of a Operative Event, the Company shall cause to be mailed to the holders of Preferred Stock notice of the event causing such notice to be given and of the purchase right arising as a result thereof. The Company shall also cause a copy of such notice to be published in a newspaper of national circulation.

Liquidation Rights of Preferred Stock

In the event of any liquidation, dissolution or winding up of the affairs of the Company, whether voluntary or otherwise, the holders of the Preferred Stock will be entitled to receive for each share of Preferred Stock outstanding, an amount in cash equal to $100.00 plus all dividends accrued and unpaid up to the date fixed for distribution, before any distribution is made to the holders of Common Stock or any other capital stock of the Company ranking (as to any such distribution) junior to the Preferred Stock. Upon such payment, the holders of Preferred Stock will not be entitled to any further participation in any remaining assets of the Company thereafter.

If the assets of the Company are not sufficient to pay in full the liquidation value payable to the holders of shares of Preferred Stock the holders of all such shares will share ratably in such distribution of assets. Neither a consolidation or merger of the Company with another corporation nor a sale or transfer of all or part of the Company s assets for cash, securities or other property will be considered a liquidation, dissolution or winding up of the Company.

Voting Rights of Preferred Stock

Except as set forth below or as required by applicable law, the holders of the Preferred Stock will have no voting rights.

If and whenever (i) accrued dividends on the shares of Preferred Stock have not been paid in an aggregate amount equal to or greater than four quarterly dividends (whether consecutive or not) on such shares, or (ii) any accrued dividends have not been paid on the next quarterly dividend payment date for the Preferred Stock and the full amount of such accrued dividends has not been paid within two years of such quarterly dividend payment date, then the number of directors of the Company will automatically be increased by two and the holders of the Preferred Stock voting together as a single class, will be entitled to elect such additional two directors. Such right to vote as a single class to elect two directors will, once vested, continue until all such dividends in arrears have been paid in full.

Limitations

So long as any shares of Preferred Stock are outstanding, the Company may not, without the affirmative vote of the holders of at least two-thirds of the outstanding shares of Preferred Stock, voting as a class:

create, authorize or issue any other series of preferred stock ranking either as to payment of dividends or distribution of assets senior to the Preferred Stock; or

amend the Certificate of Designation or the Company s Certificate of Incorporation so as to affect adversely in any material respect the voting power or other rights or preferences of the Preferred Stock; or

Notwithstanding the foregoing, the Company s Certificate of Incorporation may be amended to increase or decrease the number of authorized shares of Preferred Stock (but not below the number of shares thereof then outstanding) by the affirmative vote of the holders of a majority of the stock of the company entitled to vote.


                       DESCRIPTION OF COMMON STOCK

The following description of the Company's capital stock does not purport to be complete and is subject in all respects to applicable Utah law and to the provisions of the Company's Articles of Incorporation and By-Laws, copies of which have been filed as exhibits to the Registration Statement of which this Prospectus is a part.

General

The Articles of Incorporation of the Company, as amended, provide that the Company may issue up to 20,000,000 capital shares, consisting of 20,000,000 shares of Common Stock, par value $.02 per share.

Common Stock

Each outstanding share of Common Stock entitles the holder to one vote on all matters submitted to a vote of shareholders, including the election of directors and, except as otherwise required by law or except as provided in the Articles of Incorporation or Bylaws with respect to any other class or series of shares of beneficial interest, the holders of Common Stock will possess exclusive voting power over matters submitted to a vote of shareholders. The Articles of Incorporation do not provide for cumulative voting.

Holders of Common Stock have no preemptive, subscription, sinking fund or conversion rights. Holders of Common stock will be entitled to receive dividends as may be declared by the Board of Directors out of legally available funds. See "Dividend Policy". In the event of the dissolution, liquidation or winding up of the Company s' business, holders of Common Stock will be entitled to share in all net assets remaining after payment, or provision for, all known liabilities.

There is no provision in the Articles of Incorporation or By-Laws that would delay, defer or prevent a change in control of the Company.

Transfer Agent

The Transfer Agent and Registrar for the Common Stock is American
Registrar and Transfer Co.

                     SHARE ELIGIBLE FOR FUTURE SALE

The shares of Common Stock into which the Preferred Stock offered hereunder are convertible into will be "unregistered" and "unrestricted shares" and may not be sold in the absence of a registration under the Securities Act unless an exemption from registration is available, including the exemption contained in Rule 144. In addition, the Company has registered with the Securities and Exchange Commission a total of 1,000,000 and 500,000 reserved for issuance under the Company's Stock Option Plan and Employee Stock Purchase Plan, respectively. See "Stock Plans". The Company has also reserved 50,000 shares for issuance under a Reservations Agreement, and 187,500 for issuance in accordance witha Promissory Notes issued in July 1998. See "Certain Transactions" and "Options Warrants and Rights".


                              UNDERWRITERS

      The shares offered herein are being offered through the Board of Directors of the Company.


                              LEGAL MATTERS

The validity of the Common Stock and certain other legal matters will be passed upon for the Company by Davis Wright Tremaine.


                               ACCOUNTANTS

The Board of Directors has appointed Coopers & Lybrand, L.L.P. as the Company's independent public accountants. Coopers & Lybrand has audited the Company's financial statements for the fiscal years ended July 31, 1998 and 1997.


                                 EXPERTS

The audited financial statements of the Company included in this Private Placement Memorandum, to the extent and for the periods indicated in their reports, have been audited by Coopers & Lybrand, L.L.P., independent auditors, and are included herein in reliance upon the authority of said firm as experts in accounting and auditing.