Form 10QSB/A
period 1999-04-30
CASTLE GROUP INC
filed 1999-10-29
CIK 918543

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


Item 5. Other Information........................................... 23


Item 6.  Exhibits and Reports on Form 8-K........................... 23


SIGNATURES.......................................................... 29

PART 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements

                    THE CASTLE GROUP, INC. AND SUBSIDIARY
      Consolidated Balance Sheets - April 30, 1999 and 1998 (Unaudited)
ASSETS                                      April 1999      April 1998
Current Assets
 Cash                                       $    151,416  $    133,746
 Accounts Receivable, Net                      1,320,444     1,172,086
 Prepaid Expenses                                123,143       257,391
 Restricted Cash                                  19,941        19,941
 Notes Receivable, current                       144,406             0
 Due from Related Parties                      1,073,056       559,517
Total Current Assets                           2,832,406     2,142,681
 Property, Furniture Fixtures and
  Equipment, Net                                  53,531        71,998
 Other Assets:
 Investment in HBII Timeshare Program             56,121        59,389
 Deposits                                        181,750       158,230
 Organization Costs                                    0         5,171
Total Other Assets                               237,871       222,790
TOTAL ASSETS                                $  3,123,808  $  2,437,469
LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
 Accounts Payable                           $    902,426  $    940,249
 Vacation Payable                                103,281        99,004
 Wages Payable                                    86,507        73,129
 Taxes Payable                                    26,835        48,361
 Due to Related Parties, current                 213,025       293,200
 Notes Payable, current                          225,000       550,000
 Deferred Income                                  26,667             0
 Other Accrued Liabilities                       356,038       157,442
Total Current Liabilities                      1,939,779     2,161,385
Due to Related Parties, non-current               48,977             0
Deferred Income                                  139,625        80,000
Total Liabilities                              2,128,381     2,241,385
Commitments and Contingencies
Redeemable Preferred Stock, $100 par
 value, 50,000 shares authorized, 8,550
 Issued and Outstanding                          858,363             0
Stockholders  Equity
 Common stock, $.02 par value, 20,000,000
  Shares authorized, 5,311,130  Issued
  & outstanding                                  106,223       106,223
  Capital in excess of par value               2,501,000     2,539,175
 Accumulated Deficit                          (2,470,159)   (2,449,314)
Total Stockholders' Equity                       137,064       196,084
Total Liabilities and Stockholders' Equity  $  3,123,808  $  2,437,469






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

THE CASTLE GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
For the nine months ended April 30, 1999 and 1998
( Unaudited )
                                                       Nine Months Ended
                                                    April 1999    April 1998
Cash Flows From Operating Activities
 Net Income (Loss)                                  $(   64,227)  $    14,754
 Adjustments to reconcile net income (loss) to net
  cash used in operating activities-
   Depreciation and amortization                         21,136        22,814
 Changes in assets and liabilities-
  Increase in accounts receivable                    (  307,026)   (  351,717)
  Increase in due from related parties               (  228,258)   (  361,787)
  Increase in prepaid expenses                       (  101,069)   (  167,612)
  Increase in deferred income                            86,292         3,770
  Increase in accounts payable                           13,019       326,458
  Increase in taxes payable                                 476        12,218
  Increase (Decrease) in other accrued liabilities       78,581    (  118,276)
Net cash used in operating activities                (  501,076)   (  619,378)
Cash Flows From Investing Activities
  Purchase of property & equipment                   (   10,945)   (    4,484)
  Deposits made                                      (  180,000)            0
  Stock subscription received                                 0        40,645
  Receipt of deposits                                    23,897        37,374
  Investment in HBII Timeshare Program                    2,787         1,851
Net cash provided by (used in) investing activities  (  164,261)       75,386
Cash Flows from Financing Activities
  Proceeds from issuance of redeemable
   preferred stock                                      820,188             0
  Proceeds from notes payable                                 0       410,000
  Collection of note receivable from HBII               435,000             0
  Collection of note receivable                         105,594             0
  Repayment of notes payable                         (  525,000)            0
  Repayment to related parties                       (  264,998)   (    1,200)
Net cash provided by financing activities               570,784       408,800
Net Decrease in Cash                                 (   94,553)   (  135,192)
Cash at Beginning of Period                             245,969       268,938
Cash at end of Period                               $   151,416   $   133,746

Supplemental disclosure of cash flow information
  Cash paid during the year for interest            $    94,499   $    48,640












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

                    THE CASTLE GROUP, INC. AND SUBSIDIARY
            Notes to Consolidated Financial Statement (unaudited)


                                       Income          Shares       Per Share
                                     (Numerator)    (Denominator)    Amount
THREE MONTHS ENDED 04/30/99:
Net Income                           $   143,400
Less: Redeemable preferred
      stock dividend accrual        (      3,363)

Basic:
  Net Income availale to common
  stockholders                       $   140,037       5,311,130    $    .03
Effect of dilutive securities-
  Stock subscriptions, options
   and warrants                            --              --            --
Diluted
 Net Income and assumed conversions  $   140,037       5,311,130    $    .03

NINE MONTHS ENDED 04/30/99:
Net Loss                             $(   64,227)
Less:  Redeemable preferred stock
       dividend accrual               (    3,363)

Basic:
  Net Loss available to common
  stockholders                       $(   67,590)      5,311,130    $(   .01)
Effect of dilutive securities-
  Stock subscriptions, options
   and warrants                            --              --            --
Diluted
 Net loss and assumed conversions    $(   67,590)      5,311,130    $(   .01)

THREE MONTHS ENDED 04/30/98:
Basic:
   Net Income                        $   109,073       5,311,130    $    .02
Effect of dilutive securities-
  Stock subscriptions, options
   and warrants                            --             20,070         --
Diluted
 Net Income and assumed conversions  $   109,073       5,331,200    $    .02

NINE MONTHS ENDED 04/30/98:
Basic:
  Net Income                         $    14,754       5,311,130    $    .00
Effect of dilutive securities-
  Stock subscriptions, options
   and warrants                            --             18,182         --
Diluted
Net Income and assumed conversions   $    14,754       5,329,312    $    .00

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

In June 1998, the Company issued warrants to acquire up to 87,500 shares of common stock for $2.00 per share, exercisable through June 2003 in exchange for a $175,000 loan made by a director. The loan was subsequently paid in March of 1999. No warrants were exercised as of April 30, 1999.

In March 1999, the Company issued $100 par value redeemable preferred stock to a director who purchased 1,000 shares. Each share of the redeemable preferred stock is convertible into 33.33 shares of the Company's common stock. The redeemable preferred stock bears cumulative dividends at the rate of 7.5% per annum, payable semi-annually.

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

REDEEMABLE PREFERRED STOCK-

In March and April of 1999, the Company issued 8,550 shares of $100 par value redeemable preferred stock to certain individuals and one director. Dividends are cumulative from the date of original issue and are payable semi-annually, beginning July 15, 1999 at a rate of $7.50 per annum per share. Upon certain tender offers to acquire substantially all of the Company's common stock, the holders of the redeemable preferred stock may require the shares be redeemed at a redemption price of $100 per share plus accrued and unpaid dividends. At April 30, 1999, accrued dividends on these shares of $3,363 is included in redeemable preferred stock in the accompanying consolidated balance sheet. These shares are also nonvoting and are convertible to the Company's common stock at $3 per share. As of January 15, 2001, the redeemable preferred stock will be redeemable at the option of the Company at a redemption price of $100 per share plus accrued and unpaid dividends.

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

In January of 1999, the Company signed on as a co-lessee on a lease agreement for real property located in the Cook Islands. The lease is for land upon which is situated an uncompleted luxury resort which is approximately 85% completed. The lease is for 60 years and calls for monthly rentals of 1% of room revenues produced by the property. The Company's co-lessee is responsible for the reconstruction of the property. The Company has no obligation to infuse funds into the costs of reconstruction or any of the operating costs of the property following its opening which was scheduled for the first quarter of calendar 2000. The Company was to have been awarded the management contract of the property and was to also have been involved with the construction management of the property.

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

The Company's primary sources of working capital are cash flows from operations and borrowings. Net cash used in operations was $501,076 for the nine months ended April 30, 1999 as compared to $619,378 for the prior year. Net cash used in investing activities was $164,261 as compared to net cash provided by investing activities of $75,386 for the nine months ended April 30, 1999 and 1998, respectively. Net cash provided by financing activities was $570,784 for the nine months ended April 30, 1999 as compared to $408,800 for the prior year. In March and April of 1999, the Company was successful in raising additional equity through the issuance of it's Redeemable Preferred Stock. The Redeemable Preferred Stock has a $100 par value and each share is convertible into 33.33 shares of the Company's Common Stock at a price of $3.00 per share. Dividends are payable semi-annually, commencing July 15, 1999 at the rate of $7.50 per annum per share. As of April 30, 1999, the Company issued 8,550 shares of the Redeemable Preferred Stock and received net proceeds totaling $820,188.

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

The Company had a net working capital $892,627 and a net working capital deficit of $18,704 as of April 30, 1999 and 1998, respectively.

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

The Company is also continuing in its effort of raising additional equity through the private placement of its Redeemable Preferred Stock. As of April 30, 1999, the Company was successful in acquiring $855,000 in equity through the private placements. Although no assurances can be given, management is confident that it shall be successful in raising additional capital to fund its operations through the private placement of the Redeemable Preferred Stock.

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

Although no assurances can be given, management believes that the combination of the increase in the Company's hotel and resort portfolio, the private placement of equity, net cashflow generated from operations and the future availability of credit facilities will be sufficient to fund the operations of the Company in the future.

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


                                                                     Sequential
Exhibit                                                                 Page
Number                         Description                             Number
------ ------------------------------------------------------------- ----------
1.1    Form of Placement Agency Agreement incorporated by
       reference to Exhibit 1.1 to the Company s Registration
       Statement on Form SB2/A-1 filed on March 10, 1998.                 *

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

6.43  Private Offering Memorandum for the issuance of the Company's
      Series "A" Preferred Stock incorporated by reference to the
      Company's form 10Q-SB for the quarter ended April 30, 1999          *

DESCRIPTION OF EXHIBITS

    See item 1 above.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       THE CASTLE GROUP, INC.
                                       (Registrant)


October 28, 1999                           /s/    Rick Wall
                                       -------------------------
                                       Chairman of the Board and
                                       Chief Executive Officer



October 28, 1999                           /s/ Michael S. Nitta
                                       -------------------------
                                       Chief Financial Officer