Form 10KSB
period 1999-07-31
CASTLE GROUP INC
filed 1999-11-12
CIK 918543

                  U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                               FORM 10-KSB


(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

          For the fiscal year ended July 31, 1999


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

                          Yes [x]  No [ ]









Page 1 of 67 sequentially numbered pages.  The Exhibit Index appears on

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year:  $4,337,283

Aggregate market value of issuer s common stock held by non-affiliates as of July 31, 1999: $1,538,706

Number of shares outstanding of the issuer s common stock as of October 29, 1999: 5,407,031.

                  DOCUMENTS INCORPORATED BY REFERENCE:  None

Transitional Small Business Disclosure Format (Check One):

                                Yes [x]  No [ ]

                               TABLE OF CONTENTS

                                                           Page
PART I

Item 1.  Description of Business                            4

Item 2.  Description of Property                           12

Item 3.  Legal Proceedings                                 12

Item 4.  Submission of Matters to a Vote of
         Security Holders                                  14

PART II
Item 5.  Market for Common Equity and Related
         Stockholder Matters                               14

Item 6.  Management's Discussion and Analysis or
         Plan of Operation                                 15

Item 7.  Financial Statements                              30

Item 8.  Changes in and Disagreements with
         Accountants on Accounting and
         Financial Disclosure                              50

PART III
Item 9.  Directors, Executive Officers, Promoters
         and Control Persons; Compliance with
         Section 16(a) of the Exchange Act                 50

Item 10. Executive Compensation                            54

Item 11. Security Ownership of Certain Beneficial
         Owners and Management                             56

Item 12. Certain Relationships and Related
         Transactions                                      58

PART IV
Item 13. Exhibits and Reports on Form 8-K                  60

                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL
The Castle Group, Inc. is a Utah corporation engaged in the business of hotel and resort management, reservations, and sales and marketing.
The Castle Group, Inc. and Subsidiary (the "Company") operates its business under the trade names "Hawaiian Pacific Resorts" and "Castle
Resorts and Hotels".   At July 31, 1999, the Company had twenty eight
hotel and resort management contracts covering 3,000 rooms. The Company plans to continue its expansion in the hotel and resort management business and has been actively seeking to increase the number of hotel and resort properties under management in the Hawaiian islands and the Pacific Basin.

The properties under management include small budget inns as well as larger condominium resort hotels on all of the major islands within the State of Hawaii, in addition to a luxury condominium resort located in Saipan, a hotel in Chuuk and a five star hotel in Guam under a lease agreement which partially opened in October, 1999. The Company does not own any of the properties under management and has no present or future plans involving the purchase of equity positions in any such properties other than described under the caption "Plan of Operations" under Item 1, Part I which follows.

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

During the fiscal year ended July 31, 1984, the Company acquired a fifty percent interest in Guam Productions, Inc., a corporation organized under the laws of the Territory of Guam ("Guam Productions"), in exchange for 11,000,000 shares of the Company's "unregistered" and "restricted" common stock and $100,000, and persons affiliated with Guam Productions were elected to serve as directors and executive officers of the Company. Guam Productions sole asset was an exclusive franchise to operate a lottery in the Territory of Guam through December 31, 1988. The Company's investment in Guam Productions was written off in fiscal year ended July 31, 1985, after initial attempts to operate the Guam lottery profitably were unsuccessful. The Company did not renew its annual option to extend the franchise. Its interest in Guam Productions was abandoned, and the Company ceased business operations in 1986.

The Company was inactive until fiscal 1993. On June 4, 1993, the Company filed Articles of Amendment to its Articles of Incorporation with the Department of Commerce in the State of Utah, changing the name of the Company to "The Castle Group, Inc.," reducing the authorized shares of common stock from 50,000,000 shares of $.001 par value per share to 20,000,000 shares of $.02 par value per share common stock and effecting a reverse split of the outstanding shares on a basis of one for twenty. As a result of the reverse split, the 21,330,500 outstanding shares of common stock were reduced to 1,066,530 shares (including an additional 5 shares resulting from "rounding" following the reverse split . The reverse split did not affect the proportional interest of any stockholder in the Company.

On November 8, 1993, the Company and all of the stockholders of Castle Group, Ltd., a Hawaii corporation ("Castle Group Hawaii") entered into an Agreement and Plan of Reorganization (the "Castle Plan"). Pursuant to the Castle Plan the Company acquired all of the assets of Castle Group Hawaii, consisting primarily of four hotel and resort management contracts, in exchange for 2,100,000 post-split unregistered and "restricted" shares of the Company's common stock. The Company did not acquire any significant assets other than the management contracts and did not assume any material liabilities. Following the closing of the transaction, John G. Tedcastle and Hideo Nomura were appointed as directors of the Company.

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

HBII made an offer to purchase all 134 condominium units of the Hanalei Bay Resort in November, 1988. HBII was able to purchase 86 condominium units. Rick Wall, John G. Tedcastle, and Judvhir Parmar then formed Castle Group Hawaii to manage the acquired condominium units and entered into a management contract with Castle Group Hawaii. The contract was not modified after the acquisition of Castle Group Hawaii by the Company. Management believes that the terms of the management contract were no less favorable to Castle Group Hawaii than contracts that could have been negotiated with non-affiliated third parties. The management contract provided for full management of the condominium units, including sales, staff supervision, accounting and maintenance. Following the execution of the management contract, the Hanalei Bay Resort was severely damaged by Hurricane Iniki, causing the resort to cease hotel operations. The resort was initially scheduled to reopen on May 1, 1994, but construction delays resulted in the opening being postponed to August 1, 1994.

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

Several of KRI's management contracts cover hotels and resorts owned by the former stockholders of KRI, including Waikiki Hana Hotel, Maui Beach Hotel and Hilo Hawaiian Hotel. These contracts were not modified after the acquisition of KRI by the Company. Management believes that the terms of these management contracts are no less favorable to KRI than contracts that could have been negotiated with non-affiliated third parties.

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

Management believes the consolidation of the business operations of Castle Group Hawaii and KRI into one entity which specializes in hotel and resort management better serves the public by offering a wider range of rooms and services at competitive prices. From the hotel and resort owners point of view, management believes the size of the consolidated entity provides increased visibility, cost savings by consolidation and allows a hotel or resort a better opportunity to sell its accommodations during periods of time when the market for such accommodations is depressed. Management believes that the concentration of this wider range of accommodations gives the Company greater access to numerous wholesalers who book accommodations in large blocks and who are more likely to deal with companies having a greater range of locations and prices than individual hotel or resort properties or companies with a limited product line. The large concentration of accommodations also allows for more cost effective sales, marketing and advertising due to the economies of scale, with an economical apportionment of the expenses over a wider range of accommodations. Management also believes that in markets where there is a tendency to overbook accommodations, the Company has a greater inventory of available rooms as backup accommodations.

Pursuant to the majority of the management contracts with the hotels and resorts, the Company provides total management of the hotel and resort facilities, including supervision of staff and employees, reservation services, food and beverage services, housekeeping, accounting and the preparation of annual budgets and pro forma operating statements, and physical maintenance. In some instances, the Company's management contract provides for services which only include sales, marketing and reservations.

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

Under a few of the management contracts, the Company returns a fixed percentage of gross revenues to the hotel or resort owners. The balance of revenues remaining after such payment to the owners are used to pay operating expenses associated with the property. The Company s management fee under these types of agreement are the funds remaining after the payment to the owners and the payment of operating expenses.

At July 31, 1999, the Company had twenty eight hotel and resort management contracts. The Company plans to continue its expansion and has been actively seeking to increase the number of hotel, resort and condominium properties under management in the Hawaiian islands and the emerging markets of other Pacific Basin countries.

Management believes that the emerging tourism markets of other Pacific Basin countries such as Saipan, Guam and Indonesia will provide additional opportunities for expansion and has focused efforts in these regions. On August 1, 1997, the Company entered the foreign markets with the signing of a full management agreement with the Aquarius Beach Tower, located in Saipan. The Aquarius Beach is a 67 unit luxury condominium resort which opened on November 1, 1997. On January 1, 1999, the Company signed a full management agreement with the 56 unit Blue Lagoon Hotel located in Chuuk. In March of 1999 the Company entered into a lease agreement for the Royal Orchid Hotel located in Guam. The Royal Orchid is a brand new 200 room five star hotel which was in the final stages of development as of July 31, 1999. The Royal Orchid partially opened in late October of 1999.

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

COMPETITION AND COMPETITIVE POSITION IN THE INDUSTRY
The management and marketing of hotels and resorts domiciled within the State of Hawaii is very competitive, as the tourism industry is one of the largest industries contributing to the State of Hawaii's economy. The Company competes with national, regional and local management companies, some of which may have a larger network of locations, greater financial resources and better brand name recognition than the Company. The primary competitors of the Company and the number of years each has been in business are as follows: Aston Hotels and Resorts (32 years), Classic Resorts (15 years), and Outrigger Hotels

& Resorts (52 years). Each of the competitors offer the same type of services provided by the Company and has bid against the Company in the past. The competition for management contracts has led to reduced profit margins and to more management contracts under which a guaranteed return to the hotel or condominium owner may be required in order to successfully acquire the management contract to these properties.

The management and marketing of properties in the emerging market of the Pacific Basin is also very competitive, as Aston Hotels & Resorts and Outrigger Hotels & Resorts have recently focused efforts in these areas.

The executive officers and key employees of the Company possess substantial experience in the hotel, resort and condominium management industry, much of which was with the principle competitors listed above. The senior management and the Company's infrastructure relative to sales and marketing, central accounting and administrative support are believed by management to be as comprehensive and complete in the Hawaiian segment of this industry as any of its competitors.

Although the Company commenced its operations in November 1993, management has been successful in more than doubling the number of contracts, many of which were previously managed by competitors of the Company. In its five year operating history, the Company has lost only one property to one of its competitors.

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

PATENTS, TRADEMARKS, LICENSES, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS OR LABOR CONTRACTS
With the exception of the management contracts and the trade names "Hawaiian Pacific Resorts" and "Castle Resorts & Hotels," the Company does not have any material patents, trademarks, licenses, franchises, concessions, or royalty agreements, the loss, or expiration, of which would have a material adverse impact on the Company.

At July 31, 1999 and 1998, employees at two of the smaller properties
managed by the Company were subject to labor contracts.   Management
considers its relationship with these labor unions to be excellent.

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

EMPLOYEES
In some of the properties managed by the Company, all of the property employees are employees of the Company instead of the property owner.
At July 31, 1999, the Company had approximately 750 employees. Approximately 550 employees were full time and 200 were part-time. The total number of employees employed at all properties represented by the Company was approximately 1,100 at July 31, 1999, of which approximately 850 were full time and 300 were part-time. The number of categories in which these employees serve may vary greatly from month to month, depending on the season. The Company considers its relations with its employees and employees of its clients whom it supervises to be excellent.

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

The Company's wholly-owned subsidiary, KRI, Inc. leased approximately 3,035 square feet of office space at a rental of $6,374 per month plus the costs of common area management. The initial lease commenced on April 1, 1988, and was extended on April 1, 1993, to March 31, 1998. Effective April 1, 1998, the lease was renegotiated and assigned to the Company by KRI, Inc. The renegotiated lease covers the period from April 1, 1998 through March 31, 2003, with the Company having the option to extend the lease for an additional five years. The average monthly rental under the lease is $5,450 plus the costs of common area management. The rent for the optional five year period shall be mutually agreed upon. The leased premises are used for the operation of the central reservations department, which is operated under the name "Hawaii Reservations Center Corp."

In March of 1999, the Company entered into a lease for the building, furnishings and improvements of the Royal Orchid Hotel located in Guam. The lease commences upon the opening of the property following the completion of its construction and terminates on December 31, 2004.
The Company has the option to extend the lease through December 31, 2014. The terms of the lease call for a fixed monthly rental which increases during the initial five year term. The rent for the two option periods provide for a monthly rent in an amount which is the higher of a fixed minimum amount or a percentage of gross sales.

ITEM 3.       LEGAL PROCEEDINGS

The Company was a named defendant in Hodge v. Castle Group, Ltd., et al. Civil No. 96-00766, United States District Court, District of Hawaii, filed on September 16, 1996 initially as Berke v. Castle Group, Ltd., et al., but the court dismissed both the original and the first amended complaint on procedural grounds. When a second amended complaint was filed on January 2, 1997, the identity of the plaintiffs and therefore the title of the case changed. However, the original, first amended and second amended complaints all improperly identified the Company and several other defendants. On September 15, 1997, the plaintiffs filed a third amended complaint, which finally corrected the misidentification of the Company. The plaintiffs are the owners of one apartment unit and the owners of partial interests in three other apartments at the Hanalei Bay Resort. One of the plaintiffs purports to be suing derivatively on behalf of the Association of Apartment Owners of Hanalei Bay Resort ("AOAO"). The other plaintiffs claim injury only to themselves. So far as the Company is concerned, the allegations in the third amended complaint relate to the Company's performance of its functions as managing agent for the AOAO. Remedies sought against the Company include special and general damages of an unspecified amount, and statutory treble and punitive damages. The case was set for trial
beginning June 8, 1999.   The Company tendered defense of the case to
several insurers who had agreed to pay for the cost of defense.

In a related case of Hodge, et al. v. Castle Group, Ltd., et al., filed as Civil No. 97-4161 in Hawaii First Circuit Court on October 10, 1997, the same plaintiffs asserted state-law claims. In addition to claims for damages, the plaintiffs seek to force the Company's removal as managing agent for the AOAO. The Company tendered defense of this case to its insurer, and two insurance companies agreed to pay for the cost of defense.

Management vehemently disagreed that the Company acted without the authorization of the AOAO and intends to defend itself vigorously against the plaintiffs. The Litigation Committee of the AOAO conducted an independent investigation of the allegations contained in the
lawsuit.   Their investigation disclosed that the Company acted
properly in its capacity as the managing agent of the AOAO. Because of the aforementioned, management believed that the lawsuit was without merit and that it would be dismissed or adjudicated in favor of the Company.

In May of 1999, all parties involved in the lawsuit reached a settlement on the case. The Company received funds under the terms of the settlement agreement and continues to represent the Hanalei Bay Resort under a sales, marketing and reservations agreement. The payment of the settlement proceeds to the plaintiffs and to the Company was funded by the insurance companies of the Hanalei Bay Resort.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of the security holders of record during the fourth quarter ended July 31, 1999.


PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION
The Company's common stock is listed on the "Electronic Bulletin Board" of the National Association of Securities Dealers, Inc., under the symbol "CAGU." There has been only limited trading activity in the common stock of the Company. The following table sets forth the high asked and low bid prices for the Company's stock for each of the full quarters during the year ended July 31, 1999. The following market quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

       Quarter Ended                     Low Bid      High Asked
    October 31, 1998                    $ 1.0625      $ 1.9375
    January 31, 1999                      1.1875        2.1250
    April 30, 1999                        1.3125        2.3438
    July 31, 1999                         1.8750        2.7500

HOLDERS
The number of record holders of the Company's common stock as of July 31, 1999 was approximately 300.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION.

        CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Plan of Operations" including statements regarding the anticipated development and expansion of the Company's business, the intent, belief or current expectations of the performance of the Company and the products and/or services it expects to offer and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Plan of Operations."

GENERAL
The Company is a Utah corporation which earns its revenues primarily by providing management, reservations, and sales and marketing services to hotels and resorts. The Company primarily operates within the State of Hawaii under the trade names "Hawaiian Pacific Resorts" and "Castle Resorts and Hotels."

The Company's revenues are derived from management fees, sales & marketing fees, reservation fees, accounting fees, commissions, incentive fees and other fees from the properties it represents pursuant to the terms and conditions of its management contracts. The revenues of the properties which are managed by the Company are not recorded as revenues of the Company for the fiscal year ending July 31, 1999. The Company anticipates that the revenues of the Royal Orchid Hotel located in Guam shall be consolidated into the financial statements of the Company once the property opens in the fiscal year ending July 31, 2000.

The Company's operating expenses are comprised of labor, reservations fees and other costs associated with operating as a management company. The expenses of the properties which are managed by the Company are not recorded as expenses of the Company. The Company anticipates that the operating expenses of the Royal Orchid Hotel located in Guam shall be consolidated into the financial statements of the Company once the property opens in the fiscal year ending July 31, 2000.

As of July 31, 1999, the Company had 28 management or sales, marketing and reservations contracts covering 3,000 rooms, all except 330 rooms located in three properties which are situated in Micronesia being situated within the State of Hawaii. Under the management contracts, the Company is typically responsible for the supervision and day to day operations of the property in exchange for a base management fee which is based on gross revenues. In some cases, the Company also participates in the profitability of the properties it manages and may earn an incentive fee based on the net operating profits of the property managed. Sales, marketing and reservation fees earned from the properties are based on the gross revenues of the property. The Company is also reimbursed for direct advertising and marketing expenditures it makes on behalf of the property, all in accordance with the terms and conditions of the management contracts. The Company also earns commissions and other fees from the properties managed by providing centralized purchasing services to the hotel owners. Under these arrangements, the net savings to the property owner from centralized purchasing are shared between the Company in the form of commissions and to the property owner in the form of cost savings.

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

Revenues grew at a compound annual rate of 31.1% from 1994 through 1999, from $1,118,386 to $4,337,283. The growth in revenues attained by the Company over the past five years has been substantial, however management gives no assurances that these increases shall continue in future periods.

The increase in revenues together with smaller increases in operating expenses resulted in the Company being able to reduce net losses from 1994 through 1996, and record a profit in 1997 and 1998. The loss for 1999 is attributable to the expenses attributable to the Company's expansion efforts in the Pacific Basin and the overall decline in the tourism industry for the Hawaiian operations. Net losses decreased from $922,644 for the nine months ended July 31, 1994 to a net loss of $487,458 for the fiscal year ended July 31, 1999, with the Company reporting profits in 1997 and 1998. Management attributes the improvements in operating income to the growth in revenues coupled with effective cost controls. There can be no assurance that these improvements to operating income will continue in future periods.

RESULTS OF OPERATIONS

FOR THE YEARS ENDED JULY 31, 1999 AND 1998

SALES
For the years ended July 31, 1999 and 1998, the Company had total revenues of $4,337,283 and $5,609,619, respectively, representing a decrease of $1,272,336 or 23%. The decrease in revenues was attributable to a decrease of $1,247,320 in hotel revenues, and a decrease of $25,016 in management and other management related income. The decrease in hotel revenues is due to the Company terminating its lease of 167 rooms operated as a hotel in April of 1998. The decrease in management related income is due to the loss of $75,000 in fees on the management contracts for two of the Company's properties in December of 1998. The Company was successful in increasing its total fees from the management contracts of its other properties.

COSTS AND EXPENSES
Operating expenses were $4,696,037 for the year ended July 31, 1999 as compared to $5,480,813 for the prior year, a decrease of $784,776 or 14.3%. Operating expenses for management related operations increased by $529,506 or 12.7% while operating expenses for hotel operations decreased by $1,314,284 due to the Company terminating its lease on a hotel property in April 1998.

Payroll and related costs for management operations increased by $257,151 or 12.6% as a result of the Company increasing its staffing to service the expansion and anticipated future growth of the Company into the Pacific Basin region.

Reservations services expense increased by $130,125, or 15.3% as a result of an increase in the room revenues for the properties represented by the Company. Reservations expenses are based upon the room revenues of the hotels and resorts managed by the Company. Total room revenues increased by $4.8 million during the fiscal year ended July 1999 when compared to the prior year.

Rent expense decreased by $604,567 or 61.9% when compared to the prior year due to the Company terminating its lease on a 167 room hotel effective April 1998 and the renegotiation of the monthly lease rents on the Company's corporate offices. Rents related to the lease of the hotel decreased by $554,200.

Sales and Marketing expenses increased by $140,700 resulting from the Company increasing its presence in the international marketplace. The Company opened offices in Japan and Europe during the fiscal year ended July 31, 1998 in order to secure additional sources of international business for the properties represented. Additionally, the Company expended $20,000 in pre-opening marketing efforts for properties which the Company will represent in the future but have not yet opened as they are in the process of being constructed.

Taxes decreased by $38,168 or 18% as a result of the Company terminating its lease on a 167 unit hotel in April of 1998. The
Company incurred taxes of $42,656 on the property for the fiscal year ended July 31, 1998.

Travel and entertainment expenses increased by $40,156 or 34.2% when compared to the prior year as a result of the Company's expansion into the Pacific Basin region. Travel costs associated with the acquisition and pre-opening of the properties located within the Pacific Basin was $60,000 for the fiscal year ended July 31, 1999.

Repairs and maintenance expenses decreased by $242,375 or 92.3% as a result of the non-existence of the repair & maintenance expenses associated with the Company's lease of a 167 room hotel in fiscal 1998. The lease was terminated in April of 1998 and in the fiscal year ended July 31, 1998, incurred repairs and maintenance expenses of $233,347.

Other expenses decreased by $72,375 or 59.8% as a result of the non-existence of the other expenses associated with the Company's lease of a 167 room hotel in fiscal 1998. The lease was terminated in April of 1998 and in the fiscal year ended July 31, 1998, incurred other expenses of $82,545.

Interest expense increased by $58,031 or 82.1% for the year ended July 31, 1999 as compared to the prior year. The increase in interest expense is attributed to the Company securing and drawing on an
additional bank loan and line of credit during fiscal 1999.   (See Note
5 to the consolidated financial statements).

NET INCOME (LOSS)
The Company reported a net loss of $487,458 and a net income of $58,133 for the fiscal years ended July 31, 1999 and 1998, respectively.

Included in the losses for the fiscal year ending July 31, 1999 were non-operational and pre-opening costs of $174,400 which were a result of the issuance of common stock, travel and other pre-opening costs and expenses related to the Company's unsuccessful underwriting of its common stock.

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

The following table summarizes the increases and decreases in operating expenses for the fiscal year 1998 as compared to the prior year by management related operations and hotel related operations:

                                            (In Thousands)
                             Management Operations     Hotel Operations
Expense                       Increase (Decrease)      Increase(Decrease)

Payroll & Benefits            $    287               ( $    259 )
Rent                                73               (      174 )
Reservations Expense         (      70 )                      0
Repairs & Maintenance                5               (      101 )
Taxes                                1               (        5 )
Advertising                         32                        0
Travel & Entertainment              38               (        1 )
Professional Fees            (      22 )             (        4 )
Insurance                    (      10 )             (       33 )
Utilities                            1               (        8 )
Office Expenses              (       1 )             (        2 )
Depreciation & Amortization  (     227 )                      0
Other Expenses                       8                        8
                             -----------             ------------
                              $    115               ($     579 )
                             ===========             ============

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

LIQUIDITY AND CAPITAL RESOURCES
The Company's primary sources of working capital are cash flows from operations and borrowings. Net cash provided from operations was a deficit of $696,906 in fiscal 1999 and a deficit of $506,443 in fiscal 1998. The Company had unrestricted cash of $93,440 and $245,969 at July 31, 1999 and 1998, respectively.

At July 31, 1999, the Company's balance sheet reflected $93,440 of cash representing a decrease of $152,529 from July 31, 1998. During the year ended July 31, 1999, cash used in operating activities exceeded cash provided by operating activities by $696,906. Cash provided by investing activities was $269,205 and cash provided by financing activities was $275,172.

In March and April of 1999, the Company sold 8,550 shares of Redeemable Preferred Stock at a gross price of $100 per share through private placements. Dividends are cumulative from the date of original issue and are payable semi-annually, beginning July 15, 1999 at a rate of $7.50 per annum per share. Upon certain tender offers to acquire substantially all of the Company's common stock, the holders of the redeemable preferred stock may require the shares be redeemed at a redemption price of $100 per share plus accrued and unpaid dividends. At July 31, 1999, accrued dividends on these shares were $16,715. The shares are nonvoting and are convertible to the Company's common stock at $3.00 per share.

The Company has a $200,000 line of credit with a bank dated May 25, 1999 which is secured by the Company's accounts receivable, furniture, fixtures and equipment and is personally guaranteed by the Company's Chief Executive Officer. The Company made draws against the line of credit of $100,000 during the fiscal year ended July 31, 1999. The line of credit bears interest at 1.75% above the bank s base rate and is due on December 31, 1999.

The Company has a $400,000 term loan with a bank dated May 25, 1999 which is secured by the Company's accounts receivable, furniture, fixtures and equipment and is personally guaranteed by the Company's Chief Executive Officer. The term loan bears interest at the rate of 9.25% with monthly payments of $8,352 and is due on May 25, 2004.

The Company had net working capital of $122,413 as of July 31, 1999 and net working capital of $142,622 as of July 31, 1998.

As of July 31, 1999, net working capital included liabilities due to related parties in the amount of $205,274 consisting of $143,600 in notes payable to former stockholders of KRI, Inc. (representing the undistributed cost on the acquisition of the stock of KRI, Inc.), and $61,674 in notes payable to officers who advanced funds to the Company. Also included in net working capital is $91,008 in unamortized deferred revenues related to a signing bonus paid in cash to the Company by one of its vendors in May of 1998 as a result of the Company entering into a three year contract with the vendor and a tenant improvement allowance received upon the renegotiation of the lease rent for the Company's principal office. The deferred revenues related to the signing bonus are being amortized over three years and the tenant improvement allowance is being amortized over the length of the office lease.

At July 31, 1999, accounts payable increased by $26,687 over the prior fiscal year, to $916,094. The increase in accounts payable is attributable to the Company increasing and diversifying its client base. The Company incurred expenses of $60,000 related to its expansion into the Pacific Basin. Over half of these expenses were for the acquisition of management contracts on properties that are currently in the development stages of completion. The balance of the expenses are related to the Company's exploring and negotiating the potential acquisition of other management companies

At July 31, 1999, the Company's accounts receivable consisted of $324,287 in sales, marketing, reservations, and other reimbursements, $931,067 of management and other fees, and $90,405 in receivables for
transient room rentals.   Thirty percent (30%) of the total accounts
receivable was current, twenty nine percent (29%) was 30 to 60 days past due, eleven percent (11%) was 60 to 90 days past due, and thirty percent (30%) was more than 90 days past due.

At July 31, 1999, the Company had a receivable balance of $1,063,853 from Hanalei Bay International Investors ("HBII"), all of which was more than 90 days past due. HBII sold it's principal asset, the Hanalei Bay Resort in March of 1999. Upon the closing of the sale, the Company received $468,000 which was applied to the $435,000 note receivable and accrued interest due from HBII (see Note 3 to the Consolidated Financial Statements). The funds received by HBII upon the closing of the sale was insufficient to make full payment to the Company for it's accounts receivable balance. Under the terms of the sale, in addition to the sale proceeds to be received, the current HBII partners shall share in the future cashflows generated by timeshare unit sales located within the Hanalei Bay Resort, after certain secured and preferential payments are made. HBII shall make payments to the Company through the funds received from the future cashflows generated by the timeshare sales of the Hanalei Bay Resort units (see Note 2 to the Consolidated Financial Statements). Although no assurances can be given, management is confident that future sales will be made and that the Company shall receive payment in full of its accounts receivable balance from HBII. Certain members of the Board of Directors of the Company have a direct or indirect financial interest in HBII (See Item 12).

In July of 1998, the Company funded a loan of $435,000 to Hanalei Bay International Investors ("HBII"). The terms of the loan called for interest at the rate of 12% per annum and a percentage of the future cashflows received from timeshare sales by the partners of HBII. The loan was due on or before March 31, 1999 and was fully retired in March of 1999.

In January of 1998, two officers loaned the Company $50,000 and $60,000, respectively and the Company executed a note which called for interest at the rate of 8.5% and a due date of April 15, 1998. In July of 1998, one of the officers advanced an additional $60,000 to the Company. In April of 1999, the notes to one of the officers was fully repaid. The note to the other officer was refinanced into a new note which included the portion of the undistributed sales proceeds to the former KRI, Inc. stockholders (see Item 1-Description of Business, "Development of Business"). The terms of the new note call for monthly payments of $2,000 per month and interest at the rate of ten percent (10%) per annum. The note is due and payable on August 15, 2000..

In July of 1998, a director of the Company advanced $175,000 and the Company executed a note which called for interest at the rate of 10% per annum and a due date of March 31, 1999. The note was fully paid in March of 1999. In addition to the return of principal plus interest, warrants on the Company's common stock were issued to the director. (see Item 11, Security Ownership of Certain Beneficial Owners and Management).

In July of 1998, the Company received loans of $200,000 from four unrelated parties. The terms of the notes call for interest at the rate of 10% per annum and a due date of March 31, 1999. The loans were fully paid in March of 1999. In addition to the return of principal plus interest, warrants on the Company's common stock were also issued. (see Item 11, Security Ownership of Certain Beneficial Owners and Management).

The Company has, in the past, met its financial obligations through borrowings from banks and related parties and through the issuance of notes to the former stockholders of KRI, Inc. The Company plans to further extend the due dates of the notes to the former stockholders of KRI, Inc., and officers if necessary. Although no assurances may be given, management believes that with the opening of the Royal Orchid Hotel in Guam, it has built up its revenue base to a level which will sustain a net operating profit, allowing the Company to meet its current obligations. Management further believes that the Company shall have sufficient cash flows for its business operations during fiscal 2000.

The Company filed a registration statement on Form SB-2 for the issuance of 1,600,000 shares of its common stock. The registration statement became effective on March 11, 1998. The public offering did not materialized as planned and management did not proceed with the underwriting. Management is instead negotiating to continue its efforts in infusing capital through the issuance of its redeemable preferred stock and although no assurances may be given, management is confident that the private placement shall be successful. As of July 31, 1999, management was successful in raising $820,188 through the issuance of the redeemable preferred stock.

The proceeds from the private placement shall be used to retire the outstanding term loan and line of credit of the Company and to fund future expansion and growth for the Company.

In July 1999, the Company issued 61,157 shares of restricted common stock to the lessor of a hotel as part of a security deposit. The lessor is prohibited from selling these shares in public trading and will return the shares to the Company at the termination of the lease agreement in the year 2004. The Company recorded the common stock held by the lessor as a contra equity item in the Consolidated Balance Sheet.

Management believes, although no assurances can be given, that the combination of the net proceeds of the private placement, net of repayment of borrowing, net cashflow generated from operations, the collection of the receivable balance from HBII, and the future availability of credit facilities will be sufficient to fund the operations of the Company and its future anticipated growth, which may include the acquisition of other management companies.

The Company has done preliminary research into the possibility of acquiring or merging with other management companies throughout the Pacific Basin.

PLAN OF OPERATIONS

The Company is one of the leading regional hotel and resort management companies within the State of Hawaii. At July 31, 1999, the Company had 28 management or sales, reservations and marketing contracts covering 3,000 rooms.

The properties represented by the Company appeals to a wide variety of the public market as the Company manages a wide spectrum of property types from the luxury condominium resorts with room rates exceeding $1,500 per night to the small budget inns with a rates under $40. The Company believes that the availability of differing products provides appeal to all levels of business or leisure traveler.

The Company has experienced significant growth since its commencement of operations in November of 1993. From November of 1993 through July of 1999, the number of contracts has more than doubled, from 13 to 28 and the number of rooms managed also increased substantially during this period, from 1,684 to 3,000.

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

On August 1, 1997, the Company was successful in entering the foreign market of the Pacific Basin when it signed a management agreement with the Aquarius Beach Tower, a 68 unit luxury condominium resort located in Saipan. On January 1, 1999, the Company acquired the management contract for a 56 unit hotel located in Chuuk. In March of 1999 the Company entered into a lease agreement for the Royal Orchid Hotel, a five star 205 unit hotel located on Tumon Bay, Guam. In January of 1999, the Company signed an agreement as co-lessee for an uncompleted 200 unit hotel located in the Cook Islands. The Company is also finalizing negotiations for an undeveloped 249 unit condominium project in Takapuna, New Zealand. Although no assurance can be given, it is management's belief that it will be able to continue its expansion into the Pacific Basin.

The Royal Orchid in Guam partially opened in October of 1999. Based on projections by management, although no assurance may be given, management believes that the terms of the lease agreement will allow it to attain acceptable profits once the hotel fully opens, tentatively scheduled for the first quarter of calendar 2000.

In January 1999, the Company signed an agreement as a co-lessee for certain real property located in the Cook Islands, upon which is situated an uncompleted hotel development that is approximately 85% completed. Under terms of the agreement with the government of Cook Islands, the lessees collectively are to complete construction of the hotel and open substantially all of the rooms of the hotel for business not later than June 30, 2000. If substantially all of the rooms of the hotel are not open for business by June 30, 2000, the lessor of the property is entitled to compensation in an amount to be determined by arbitration. Funding for the completion of the hotel development was to be provided by the Company's co-lessee. However, as of July 31, 1999, the Company's co-lessee has been unable to fund the completion of the hotel development. The Company is currently in the process of securing a replacement for the co-lessee. Management believes, although no assurances can be given, that it will be successful in securing a co-lessee for the 200 room Cook Islands Hotel and that the Company shall be retained as the managing agent for the property.

The Company is in the final stages of memorializing a management agreement for a new 249 unit condominium projects to be constructed in Takapuna, New Zealand. Although no assurance can be given, management is confident that the terms of the agreement will be favorable and that the Company shall attain acceptable profit levels from the management of this property. The property is scheduled to commence construction in late 1999 with a tentative completion date in late 2000 or early 2001.

The Company continues to negotiate with other properties located in Hawaii and the Pacific Basin and is optimistic that it will be successful in securing additional contracts during the coming fiscal year. Although no assurances may be given, management is optimistic that the additional income generated by the three properties which the Company has contracts with but have not yet opened will be sufficient to allow the Company to attain profitability in future years.

The Company experienced losses during the fiscal year July 1999 as expenses and overhead were incurred in anticipation of the commencement of operations in Guam and other projects that will be coming on-line within the next twelve to eighteen months. Although no assurances can be given, management is confident that the Company will attain profitability once the properties in Guam, the Cook Islands and New Zealand open.

With the increase in the number of management contracts, the number of hotel and resort employees that the Company will supervise may increase significantly. The Company is presently negotiating for both small budget hotels and large luxury condominium resorts and therefore, it is impossible at this time to predict the number of additional employees that it will supervise or that it will be required to hire for the hotels and resorts during the next fiscal year.

On July 31, 1995, the Company invested $100,000 into a reorganization plan instituted by HBII. Under terms of the HBII reorganization plan, the eighty seven units owned by HBII will be sold under a timeshare plan and investors in the timeshare plan may receive up to four times their investment over the life of the timeshare plan. As of July 31, 1999, the Company has received a total of $175,516 from this investment. Of the funds received, $43,879 represents a return of the initial investment and $131,637 represents a gain to the Company. At July 31, 1999, the balance of the investment was $56,121. In March of 1999, HBII sold its principal asset, the Hanalei Bay Resort and the sale proceeds received at closing was insufficient to retire the investment by the Company. Under the terms of the sale, in addition to the sale proceeds received at closing, the current HBII partners shall share in the future cashflows generated by timeshare sales of the units located within the Hanalei Bay Resort, after certain secured and preferential payments are made. HBII shall make payments to the Company through the funds received from the future cashflows generated by the timeshare sales of the Hanalei Bay Resort units (see Note 2 to the Consolidated Financial Statements). Although no assurances can be given, management is confident that the sale shall be consummated and that upon closing, the Company shall receive payment in full of its investment balance from HBII. Certain members of the Board of Directors of the Company have a direct or indirect financial interest in HBII (See Item 12).

On August 1, 1994, the Company entered into a contract with Hawaii Reservations Center Corp. ("HRCC"), a company controlled by Charles M. McGee, pursuant to which HRCC shall provide reservation services for hotels and resorts managed by the Company. At the time of entering into the contract, Mr. McGee was a director of the Company. Mr. McGee tendered his resignation as a member of the board of directors on February 16, 1999. Since the purchase of KRI, reservation services have been provided by KRI. The fees to be paid by the Company include a fixed monthly fee plus commissions. The Company also agreed to sell to HRCC the assets of the reservation offices of KRI, which consisted of office equipment. As consideration for the equipment, HRCC agreed to employ the reservation department employees of KRI and to assume the liability for the accrued vacation of such employees. KRI realized a gain of $4,372 on the transaction, as the value of the accrued vacation
exceeded the net book value of the office equipment sold.   In May of
1997, the Company renegotiated its contract with HRCC with regard to the fees charged. Under the renegotiated agreement, the fees paid to HRCC is based upon the monthly room revenues of the properties managed by the Company, subject to a minimum monthly fee. It is management's belief that the contract with HRCC are on terms which are no less favorable than those which could be negotiated with companies not affiliated with the Company.

THE TOURISM INDUSTRY
The majority of the Company's properties under contract are located in Hawaii. According to WTTC Hawaii Tourism Report 1999 published by the World Travel and Tourism Council, tourism is Hawaii's largest industry, providing 26.3% of the Gross State Product. It is estimated that in 1998, tourism accounted for approximately 32.1% of the State's total work force. The outlook for 1999 is forecasted to be relatively flat due to the economic prospects in the Asian visitor market, with a projected decrease in visitors of 2.6% from Japan and 11.6% from Korea. The outlook for the calendar year 2000 and beyond, however, is a forecasted average growth of 4.3% per annum over the next twelve years, which exceeds U.S. expectations of 2.6% and worldwide expectations of 3.4%. The World Travel and Tourism Council is also projecting that the recently completed Hawaii Convention Center will have a positive impact on the Hawaii tourism market. Projections call for the Hawaii Convention Center attendees and delegates to add $126 million in visitor exports in 1999, increasing to $362 million annually by the year 2004. Management believes that the economy of the mainland United States will continue to improve, the recently completed Hawaii Convention Center shall attract new business to the State of Hawaii and that the recent economic crisis in Asia will improve in the near future and, therefore, that the tourism industry of Hawaii as a whole will experience future growth in earnings.

GROWTH STRATEGY
The Company believes that the improving tourism industry together with the current economic environment will provide excellent opportunities for future growth. Under the current economy of the Hawaii hotel industry, the Company is able to provide more benefits to the owners of properties which are underperforming in the form of economies of scale in advertising, reservations, sales and marketing which should translate to higher revenues and profitability for the property. Since the Company allocates the cost of each expenditure to all of the managed properties, property owners would enjoy a substantial increase in the exposure to the general public, travel agents and wholesalers at a much lower cost than could be accomplished by an independent hotel. The operational expertise provided by the Company would also assist the property owner in reducing operating expenses in the areas of staffing and central purchasing. Other contributing factors to the future growth of the Company over the next few years are:

Existing Contracts. The Company has been successful in improving or maintaining the performance for its properties over the past three years in spite of the decrease in the Hawaii tourist market. Further improvements in revenues and net operating profits for the Company's current portfolio of properties will result in higher management fees for the Company. The additional fees from the Company's current portfolio of properties would generally not entail additional incremental expenses to the Company. Instead, an expansion of the Company's management contract portfolio would provide better savings to the existing properties which in certain contracts would translate into higher management incentive fees.

Additional Contracts. Although no assurance can be given, management believes that it will be successful in attaining additional management contracts in the future. Opportunities for additional contracts may arise from a myriad of factors which include sales of properties, foreclosures, underperformance and dissatisfaction with current management. A number of properties in Hawaii are underperforming and cannot generate the cashflow necessary to service the debts of the properties. Many of these properties were purchased by Japanese investors at the height of the Asian bubble of the mid to late 1980s. Management has a proven track record over the past three years of improving the performance of the properties it manages. Management is constantly looking for properties in need of the Company's services.

Emerging Markets. The Company currently has the majority of its contracts located within the State of Hawaii. Management believes that there are emerging markets in which the services provided by the Company will be needed. These areas include Guam, Saipan and other Pacific Basin regions. Management has been successful in securing management contracts for five properties throughout the Pacific Basin, with two properties currently operating, one property opening in October of 1999 and two additional properties that are scheduled to open within the next eighteen months. Although no assurance can be given, management is confident that it will be able to continue to be successful in acquiring additional management contracts in the Pacific Basin and enhance the profitability of these properties through the services it provides.

Acquisitions. The Company may also seek opportunities to acquire other hotel management contracts and/or companies that would result in further synergies for the Company and its managed properties. The
Company has investigated the potential acquisition of other management companies throughout the Pacific Basin.

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

Based on recent assessments, the Company determined that it will be required to modify or replace certain portions of hardware and software so that those systems will properly interpret dates beyond December 31, 1999. The Company presently believes that with modifications and replacement of existing hardware and software, the Year 2000 Issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

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

For its information technology and operating equipment exposures, to date the Company is approximately 75% complete on the remediation phase for all material systems and expects to complete software reprogramming and/or replacement no later than December 15, 1999. After completing the reprogramming and/or replacement of software, the Company's plans call for testing and implementing it's information technology systems. To date, the Company has completed 70% of its testing. The Company has not yet begun its implementation phase. Completion of the testing phase is expected by November 15, 1999, with all remediated systems fully implemented by December 15, 1999.

With respect to third parties, for systems that interface directly with significant vendors, the Company is 75% complete with its remediation efforts. Testing of all material systems has been completed. Implementation has commenced and is expected to be completed by December 15, 1999. The Company has queried its important suppliers and vendors that do not involve system interface. To date, the Company is not aware of any problems that would materially impact the results of operations, liquidity, or capital resources. The Company has no means of ensuring that these parties will be Year 2000 ready. The inability of those parties to complete their Year 2000 resolution process could materially impact the Company. The affects for non-compliance by third parties where no system interface exists is not determinable.

The Company will utilize both internal and external resources to reprogram, or replace, test, and implement the software and operating equipment for Year 2000 modifications. The total cost of the Year 2000 project is estimated at $50,000 and will be funded through borrowings and operating cash flows. To date, the Company has incurred approximately $10,000 in expenses related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $40,000 is attributable to the purchase of new software and operating equipment, which will be capitalized or financed through operating leases.

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

ITEM 7.  FINANCIAL STATEMENTS
PART F/S

FINANCIAL STATEMENTS                                                     Page
No.
July 31, 1999 and July 31, 1998
    Report of Independent Accountants -
    PricewaterhouseCoopers, LLP                            32

Consolidated Balance Sheets -
    July 31, 1999 and 1998                                 33

Consolidated Statements of Operations
    for the years ended July 31, 1999 and 1998             34

Consolidated Statements of Stockholder's Equity
    for the years ended July 31, 1999 and 1998             35

Consolidated Statements of Cash Flows
    for the years ended July 31, 1999 and 1998             36

Notes to Consolidated Financial Statements                 38

                     THE CASTLE GROUP, INC. AND SUBSIDIARY
                       CONSOLIDATED FINANCIAL STATEMENTS
                            JULY 31, 1999 AND 1998

Report of Independent Accountants


The Board of Directors and Stockholders
The Castle Group, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows present fairly, in all material respects, the financial position of The Castle Group, Inc. and Subsidiary (the "Company") at July 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ PricewaterhouseCoopers LLP

Honolulu, Hawaii
October 8, 1999

The Castle Group, Inc. and Subsidiary
Consolidated Balance Sheets
For the years ended July 31, 1999 and 1998

                           ASSETS                 1999           1998
Current Assets
 Cash                                        $    93,440   $   245,969
 Accounts receivable, less allowance for
  doubtful accounts of $60,311 and $60,658
  in 1999 and 1998, respectively               1,285,448     1,013,418
 Due from related parties, current (Note 2)      428,316       844,798
 Notes receivable, current (Note 3)              110,300       530,600
 Prepaid Expenses                                164,667        22,074
 Restricted Cash                                  19,941        19,941
    Total current assets                       2,102,112     2,676,800
Furniture, Fixtures and Equipment,
 net (Note 1)                                     46,475        61,136
Due from related party, noncurrent (Note 2)      635,537          -
Notes Receivable, Noncurrent (Note 3)             35,900       154,400
Deposits                                         183,281        25,647
Investment in HBII Timeshare Program              56,121        58,906
Organization Costs                                  -            2,585
    Total assets                             $ 3,059,426   $ 2,979,474
          LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIENCY)
Current Liabilities:
 Accounts payable                                916,094       889,407
 Vacation payable                                107,349       108,855
 Wages payable                                    82,771        76,485
 Taxes payable                                    25,629        26,359
 Due to related parties, current (Note 2)        162,299       374,500
 Notes payable, current (Note 5)                 173,300       750,000
 Deferred income (Note 1)                         91,008        26,667
 Other accrued liabilities                       421,249       281,905
     Total current liabilities                 1,979,699     2,534,178
Due to Related Parties, noncurrent (Note 2)       42,975       152,500
Notes Payable, noncurrent (Note 5)               322,606           -
Deferred Income (Note 1)                          70,368        53,333
     Total liabilities                         2,415,648     2,740,011
Commitments and Contingencies (Note 4)
Redeemable Preferred Stock, $100 par value,
 50,000 shares authorized, 8,500 shares
 issued and outstanding in 1999 (Note 7)         871,715          -
Stockholders' Equity (Deficiency) (Note 8):
 Common stock, $.02 par value, 20,000,000
  shares authorized, 5,407,031 and 5,311,130
  shares issued and outstanding in 1999 and
  1998, respectively                             108,141       106,223
 Common stock held by lessor                    (111,641)         -
 Capital in excess of par                      2,668,956     2,539,175
 Accumulated deficit                          (2,893,393)   (2,405,935)
     Total stockholders' equity (deficiency)    (227,937)      239,463
     Total liabilities and stockholders'
       equity (deficiency)                   $ 3,059,426   $ 2,979,474

The accompanying notes are an part of the consolidated financial statements

The Castle Group, Inc. and Subsidiary
Consolidated Statements of Operations
For the years ended July 31, 1999 and 1998

                                                 1999           1998
Revenues:
 Hotel revenue and management fees (includes
  excise tax of $173,005 and $169,896 in
  1999 and 1998                              $ 4,032,122   $ 5,056,622
 Other income                                    305,161       552,997
                                             ------------  ------------
    Total revenues                             4,337,283     5,609,619
                                             ------------  ------------
Expenses:
 Payroll and benefits                          2,291,910     2,429,167
 Reservations services                           979,759       849,634
 Rent                                            372,078       976,645
 Sales and marketing                             352,346       211,646
 Taxes                                           174,058       212,226
 Travel and entertainment                        157,405       117,249
 Professional fees                               106,266       104,756
 Insurance                                        68,825        59,505
 Office expense                                   49,003        47,684
 Utilities                                        47,505        52,604
 Depreciation and amortization                    28,192        36,257
 Repairs and maintenance                          20,073       262,448
 Other                                            48,617       120,992
                                              -----------  ------------
    Total expenses                             4,696,037     5,480,813

Income (Loss) from Operations                   (358,754)      128,806

Other Expenses:
 Interest expense                                128,704        70,673
                                             ------------  ------------
Net Income (Loss)                            $  (487,458)  $    58,133
                                             ============  ============


Per Common Share Data (Note 8):
 Basic earnings (loss)                       $    (0.09)   $      0.01

 Diluted earnings (loss)                     $    (0.09)   $      0.01











The accompanying notes are an part of the consolidated financial statements

The Castle Group, Inc. and Subsidiary
Consolidated Statements of Stockholders'  Equity (Deficiency)
For the years ended July 31, 1999 and 1998

                                                          Common
                                                          Stock        Common
                                                        Subscribed     Stock      Capital in
                                   Common Stock             and       Held By     Excess of     Accumulated
                               Shares        Amount      Unissued      Lessor        Par          Deficit       Total
Balance, August 1, 1997       5,311,130     $108,781     $384,750     $   -       $2,118,222     $(2,464,068)  $  140,685
 Stock subscription redeemed   (222,100)        -        (384,750)        -             -              -         (384,750)
 Subscription receivable        222,100        4,442         -            -          420,953           -          425,395
 Net income for the year
 ended July 31, 1998               -            -            -            -             -             58,133       58,133
                              ---------    ---------    ---------    ---------     -----------   ------------  -----------
Balance July 31, 1998         5,311,130      106,223         -            -         2,539,175     (2,405,935)     239,463
 Exercise of common stock
  warrants                       12,244          245         -            -            30,559          -           30,804
 Issuance of common stock
  as compensation                22,500          450         -            -            40,331          -           40,781
 Costs related to issuance
  of redeemable preferred
  stock (Note 7)                   -            -            -            -           (34,812)         -          (34,812)
 Redeemable preferred stock
  dividend accrual (Note 7)        -            -            -            -           (16,715)         -          (16,715)
 Issuance of common stock
  to lessor (Note 8)             61,157        1,223         -        (111,641)       110,418          -             -
 Net loss for the year
  ended July 31, 1999              -            -            -            -              -         (487,458)     (487,458)
                              ---------     --------     --------    ----------    ----------   ------------   -----------
Balance July 31, 1999         5,407,031     $108,141     $   -       $(111,641)    $2,668,956   $(2,893,393)   $ (227,937)
                              =========     ========     ========    ==========    ==========   ============   ===========


















The accompanying notes are an part of the consolidated financial statements

The Castle Group, Inc. and Subsidiary
Consolidated Statements of Cash Flows
For the Years ended July 31, 1999 and 1998


                                                        1999        1998
Cash Flows from Operating Activities:
 Net Income (loss)                                  $(487,458)  $  58,133
 Adjustments to reconcile net income (loss)
  to net cash used in operating activities-
   Depreciation and amortization                       28,192      36,257
   Issuance of common stock as compensation            40,781        -
   Changes in assets and liabilities-
    Increase in accounts receivable                  (272,030)   (193,050)
    Increase in due from related parties             (219,055)   (647,068)
    Decrease (increase) in prepaid expenses          (142,593)     67,705
    Decrease (increase) in notes receivable           103,800    (250,000)
    Increase in deferred income                        81,376       3,770
    Increase in accounts payable                       26,687     275,616
    Increase (decrease) in wages payable                6,286      (8,082)
    Decrease in vacation payable                       (1,506)       (378)
    Decrease in taxes payable                            (730)     (9,784)
    Increase in other accrued liabilities             139,344     160,438
                                                    ----------  ----------
      Net cash used in operating activities          (606,906)   (506,443)
Cashflows from Investing Activities:
 Loan to Hanalei Bay International Investors             -       (435,000)
 Repayment of loan by Hanalei Bay
  International Investors                             435,000        -
 Purchase of furniture, fixtures & equipment          (10,946)     (4,483)
 Decrease in investment in HBII Time Share Program      2,785       2,334
 Receipt (payment) of deposits                       (157,634)     37,374
                                                    ----------   ---------
     Net cash provided by (used in)
      investing activities                            269,205    (399,775)
Cashflows from Financing Activities:
 Proceeds from exercise of common stock warrants       30,804        -
 Proceeds from issuance of redeemable preferred
  stock, net of issuance costs                        820,188        -
 Repayment to related parties                        (321,726)     (2,400)
 Proceeds from related parties                           -        345,000
 Proceeds from stock subscription                        -         40,649
 Repayment of notes payable                          (700,000)   (250,000)
 Proceeds from notes payable                          445,906     750,000
                                                    ----------  ----------
     Net cash provided by financing activities        275,172     883,249
                                                    ----------  ----------
Net Decrease in Cash                                 (152,529)    (22,969)
Cash at Beginning of Year                             245,969     268,938
                                                    ----------  ----------
Cash at End of Year                                    93,440     245,938
                                                    ==========  ==========


The accompanying notes are an part of the consolidated financial statements

The Castle Group, Inc. and Subsidiary
Consolidated Statements of Cash Flows (Continued)
For the Years ended July 31, 1999 and 1998


                                                       1999        1998
Supplemental Disclosures:
 Cash paid during the year for interest              $ 145,070   $  66,766

Supplemental Schedule of Noncash Investing
 and Financing Activities:
  Issuance of common stock, 222,200 shares for
   subscriptions redeemed                            $    -      $   4,442
  Additional paid in capital on subscriptions
   redeemed                                               -        420,950
  Issuance of common stock to lessor                   111,641        -
 Redeemable preferred stock dividend accrual            16,715        -




































The accompanying notes are an part of the consolidated financial statements

The Castle Group, Inc. and Subsidiary
Notes to Consolidated Financial Statements



1.   Summary of Significant Accounting Policies

Organization
The Castle Group, Inc. was incorporated under the laws of the State of Utah on August 21, 1981. The Castle Group, Inc. operates in the hotel and resort management industry in the State of Hawaii, Guam, and the Commonwealth of Saipan under the trade names "Hawaiian Pacific Resorts" and "Castle Resorts and Hotels."

The accounting and reporting policies of The Castle Group, Inc. and Subsidiary (the "Company") conform with generally accepted accounting principles and practices within the hotel and resort management industry.

Principles of Consolidation
The consolidated financial statements of the Company include the accounts of The Castle Group, Inc. and its wholly-owned subsidiary, KRI, Inc. and KRI, Inc.'s wholly-owned subsidiary, HPR Advertising, Inc. All significant intercompany transactions have been eliminated in the consolidated financial statements.

New Accounting Pronouncements
Effective August 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting operating segments and requires certain other disclosures about products and services, geographic areas and major customers. The adoption of this statement did not have a material effect on the Company's consolidated financial statements, as management does not evaluate the Company based on the performance of operating segments.

Effective August 1, 1998, the Company adopted SFAS No. 132, "Employers Disclosures about Pensions and Other Postretirement Benefits," which standardized the disclosure requirements for pensions and other postretirement benefits. Since the Company does not have a pension plan or other postretirement plan, the adoption of this statement did not have an effect on the Company's consolidated financial statements.

In June 1998, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires the recognition of all derivative instruments in the statement of financial position as either assets or liabilities and the measurement of derivative instruments at fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." The original effective date for SFAS No. 133 was for all

The Castle Group, Inc. and Subsidiary
Notes to Consolidated Financial Statements



fiscal years beginning after June 15, 1999. As a result of SFAS No. 137, the effective date for SFAS No. 133 is for all fiscal quarters of all fiscal years beginning after June 15, 2000. As the Company does not invest in derivative instruments or participate in hedging activities, the adoption of SFAS No. 133, as amended by SFAS No. 137, is not expected to have a material effect on the Company's consolidated financial statements.

Reclassifications
Certain reclassifications were made to the 1998 consolidated financial statements to conform to the 1999 presentation. Such reclassifications did not have an effect on net income as previously reported.

Income Taxes
The Company records deferred tax assets and liabilities for expected future tax consequences of events that have been recognized in the Company's consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Restricted Cash
Restricted cash consists of cash held in client trust accounts and cash pledged as collateral for an equipment lease.

Furniture, Fixtures and Equipment
Furniture, fixtures and equipment are recorded at cost. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounting records, and any resulting gain or loss is reflected in the Consolidated Statement of Operations for the period.

The cost of maintenance and repairs are charged to income as incurred. Renewals and betterments are capitalized and depreciated over their estimated useful lives.

The Castle Group, Inc. and Subsidiary
Notes to Consolidated Financial Statements



At July 31, 1999 and 1998, furniture, fixtures and equipment consisted of the following:

                                          1999                 1998
     Office equipment                  $ 220,959           $  210,013
     Less accumulated depreciation       174,484              148,877
                                       ---------           -----------
                                       $  46,475           $   61,136
                                       =========           ===========

Depreciation is computed using the declining balance and straight-line methods over the estimated useful life of the assets (5 to 7 years). For the years ended July 31, 1999 and 1998, depreciation expense was $25,607 and $25,918, respectively.

Income Recognition
The Company recognizes income from the management of resort properties according to terms of its various management contracts.

Deferred Income
During the year ended July 31, 1999, the Company renegotiated its office lease. In connection with this renegotiation, the Company received six months of free office rent and a tenant improvement allowance of $56,785. The free office rent and tenant improvement allowance is recorded as deferred income and is recognized on the straight-line method over the term of the lease agreement.

During the year ended July 31, 1998, the Company received a signing bonus of $80,000 as a result of a contract entered into with a vendor to provide services over a three-year period. Income is recognized on the straight-line method over the term of the contract.

Sales and Marketing Expenses
The Company incurs sales and marketing expenses in conjunction with the production of promotional materials, trade shows, retainers for out-of-state sales agents, and related travel costs. Such costs are expensed as incurred. During the years ended July 31, 1999 and 1998, the Company incurred sales and marketing expenses of $352,346 and $211,646, respectively.

Concentration of Credit Risks
The Company maintains its cash with several financial institutions in Hawaii. Balances maintained with these institutions are occasionally in excess of federally insured limits.

Concentration in Market Area
The Company manages hotel properties primarily in Hawaii and is dependent on the state's visitor industry. During the years ended

The Castle Group, Inc. and Subsidiary
Notes to Consolidated Financial Statements



July 31, 1999 and 1998, the Company expanded its operation to Guam and Saipan, respectively. The Company is also contemplating expansion into other areas in the Pacific.

Use of Management Estimates in Financial Statements
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments
The carrying value of notes receivable and notes payable approximates fair values as these notes have interest rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The fair value of the Company's investment in Hanalei Bay International Investors ("HBII") Time Share Program is estimated based on future cash flow projections.

2.   Related Party Transactions

Hanalei Bay International Investors
The Company had a hotel management agreement with HBII to manage the Hanalei Bay Resort ("HBR"). The managing general partner of HBII is also the chairman and chief executive officer of the Company. Under the management agreement with HBII, the Company was to receive management and incentive fees based on a percentage of gross total revenue and net income, respectively. The Company also received reservation and marketing fees based on a percentage of room revenue. During the year ended July 31, 1999 and 1998, total fee income from HBR amounted to $739,346 and $712,451, respectively.

In March 1999, HBII consummated the sale of its interest in HBR to an unrelated third party. The proceeds from the sale of HBR were not sufficient to satisfy all claims of HBR s creditors. At July 31, 1999 and 1998, the Company's receivable from HBR amounted to $1,063,853 and $844,798, respectively. Under the terms and conditions of the agreement to sell HBR, HBII is entitled to receive a percentage of the future cash flows from HBR s hotel operations and the sale of certain time share units. The current portion of the receivable of $428,316 as of July 31, 1999 represents the projected available cash flow of HBII to repay the Company during fiscal 2000. The remaining noncurrent portion of $635,537 is expected to be collected in future years. Management expects that such proceeds will be sufficient to allow HBII to repay its debt to the Company.

Castle Group, Inc. and Subsidiary
Notes to Consolidated Financial Statements



HBII Time Share Program
In July 1995, the Company invested $100,000 in the HBII Time Share Program of Hanalei Bay Resort. The Company receives moneys based on a percentage of timesharing unit sales. The Company records proceeds from the investment on the installment method, whereby a portion of the proceeds represents a return of initial investment and a portion represents gains.

During 1999, the Company received $11,100 from this investment of which $2,800 represents a return of initial investment and $8,400 represents a gain recognized by the Company. During 1998, the Company received $9,300 from this investment of which $2,300 represents a return of initial investment and $7,000 represents a gain recognized by the Company. At July 31, 1999 and 1998, the investment in the HBII Time Share Program was $56,121 and $58,906, respectively. The fair value of the Company's investment in the HBII Time Share Program is estimated to be approximately $224,000 and $236,000 at July 31, 1999 and 1998,
respectively, based on future cash flow projections.

Reservations Services
Reservations services are provided by Hawaii Reservation Center Corporation, wholly owned by a former director who has a 2% interest in the Company. The Company had a payable balance to Hawaii Reservation Center Corporation of $78,684 and $140,868 as of July 31, 1999 and 1998, respectively. Reservations services expense related to Hawaii Reservation Center Corporation is included in the Reservations Services caption in the Consolidated Statements of Operations.

Due to Related Parties
The Company had the following related party loan balances as of July 31, 1999 and 1998:

                                                    1999       1998
6% loans from stockholders, due August 31, 1998  $ 143,600  $ 184,400
10% loans from Director, due March 31, 1999           -       175,000
10% loans from Officers, due August 15, 2000        61,674    167,600
                                                 ---------  ---------
                                                   205,274    527,000
Less current portion                               162,299    374,500
                                                 ---------  ---------
Due to related parties, non-current              $  42,975  $ 152,500
                                                 =========  =========

In June 1998, the Company issued warrants to acquire up to 87,500 shares of common stock for $2.00 per share, exercisable through June 2003 in exchange for the $175,000 loan made by a Director. No warrants were exercised during 1999 or 1998.

Castle Group, Inc. and Subsidiary
Notes to Consolidated Financial Statements



3.   Notes Receivable

At July 31, 1999 and 1998, notes receivable consisted of the following:

                                                    1999       1998
Notes receivable from third party in monthly
 installments of $10,000, including interest
 at 10% per annum.  Balance of principal and
 interest is due September 1, 2000.  Real
 estate is pledged as collateral.                $ 146,200  $ 250,000
Notes receivable from related parties                 -       435,000
                                                 ---------  ---------
                                                 $ 146,200  $ 685,000
Less current portion                               110,300    530,600
                                                 ---------  ---------
Notes receivable, non-current                    $  35,900  $ 154,400
                                                 =========  =========

4.   Commitments and Contingencies

Leases
The Company leases office space, vehicles and equipment expiring at various dates through 2004. The office lease may be renewed for an additional five years.

In March 1999, the Company signed an agreement to lease and manage a newly constructed hotel in Guam through December 2004. The Company expects to begin leasing and managing this resort property in November 1999.

At July 31, 1999, the future minimum rental commitments under these leases was as follows:

  Schedule of future minimum lease payments

          2000                    $   1,408,000
          2001                        2,655,000
          2002                        2,799,000
          2003                        2,894,000
          2004                        2,909,000
          2005                        1,139,000
                                  -------------
                                  $  13,804,000
                                  =============

Rent expense under these leases amounted to approximately $317,000 and $922,000 for the years ended July 31, 1999 and 1998, respectively.

Castle Group, Inc. and Subsidiary
Notes to Consolidated Financial Statements



Management Contracts
The Company manages several hotels and resorts under management agreements expiring at various dates through December 2004. Several of these management agreements contain automatic extensions for periods of 1 to 10 years. Management fees received are based on the revenues and net available cash flows of the hotels operations as defined in the respective management agreements.

In addition, the Company has sales, marketing and reservations agreements with other hotels and resorts expiring at various dates through December 1999. Several of these agreements contain automatic extensions for periods of one month to three years. Fees received are based on revenues, net available cash flows or commissions as defined in the respective agreements.

Lease of Real Property in Cook Islands
In January 1999, the Company signed an agreement as a co-lessee for certain real property located in the Cook Islands, upon which is situated an uncompleted hotel development that is approximately 85% completed. Under terms of the agreement with the government of Cook Islands, the lessees collectively are to complete construction of the hotel and open substantially all of the rooms of the hotel for business not later than June 30, 2000. If substantially all of the rooms of the hotel are not open for business by June 30, 2000, the lessor of the property is entitled to compensation in an amount to be determined by arbitration. funding for the completion of the hotel development was to be provided by the Company's co-lessee. However, as of July 31, 1999, the Company's co-lessee has been unable to fund the completion of the hotel development. The Company is currently in the process of securing a replacement for the co-lessee.

Castle Group, Inc. and Subsidiary
Notes to Consolidated Financial Statements



5. Notes Payable

At July 31, 1999 and 1998, notes payable consisted of the following:

                                                   1999         1998
Term loan payable to a bank at an interest
 rate of 9.25% with monthly payments of
 $8,352.  The balance and any unpaid interest
 is due on May 24, 2004.  The Company's
 accounts receivable, furniture, fixtures
 and equipment are pledged as collateral
 and the Company's Chief Executive Officer
 is a guarantor                                  $ 355,906     $     -

$300,000 line of credit from a bank with
 drawings due on December 20, 1998, with
 interest (10.5% at July 31, 1998) at 2.5%
 above the bank's base rate.  The Company's
 accounts receivable were pledged as
 collateral and the Chief Executive
 Officer and several of the Company's
 directors were guarantors.                           -           300,000

Original $250,000 line of credit from a
 bank was amended and reduced to $200,000
 on May 25, 1999.  Drawings are due on
 December 31, 1999, with interest (9.25%
 at July 31, 1999) at 1.75% above the
 bank's base rate.  The Company's accounts
 receivable, furniture, fixtures and
 equipment are pledged as collateral and
 the Company's Chief Executive Officer is
 a guarantor on the line of credit                 100,000        250,000

Notes payable to various individuals with
 interest accruing at 10% per annum.
 Principal and any unpaid interest due on
 March 31, 1999.  In connection with the
 notes, certain common stock warrants were
 issued (see Note 8).                                 -           200,000
                                                 ----------     ----------
                                                   495,906        750,000
Less current portion                               173,300        750,000
                                                 ----------     ----------
Notes payable, non-current                       $ 322,606      $    -
                                                 ==========     ==========

Castle Group, Inc. and Subsidiary
Notes to Consolidated Financial Statements



6. Employee Benefits

The Company has a 401(k) Profit Sharing Plan (the "Plan") available for its employees. Under the terms of the Plan, the Company may match 50% of the compensation reduction of the participants in the Plan up to 1% of compensation. Any employee with one-year service and 1,000 credit hours of service, who is at least twenty-one years old, is eligible to participate. For the years ended July 31, 1999 and 1998, no contributions were made by the Company.

The Company also has a Flexible Benefits Plan (the "Benefits Plan"). The participants in the Benefits Plan are allowed to make pre-tax premium elections which are intended to be excluded from income as provided by Section 125 of the Internal Revenue Code of 1986. To be eligible, an employee must have been employed for 90 days. The benefits include group medical insurance, vision care insurance, disability insurance, cancer insurance, group dental coverage, group term life insurance and accident insurance.

7. Redeemable Preferred Stock

In March and April of 1999, the Company issued a total of 8,550 shares of $100 par value redeemable preferred stock to certain officers and directors. Dividends are cumulative from the date of original issue and are payable semi-annually, beginning July 15, 1999 at a rate of $7.50 per annum per share. Upon certain tender offers to acquire substantially all of the Company's common stock, the holders of the redeemable preferred stock may require the shares be redeemed at a redemption price of $100 per share plus accrued and unpaid dividends. At July 31, 1999, accrued dividends on these shares of $16,715 ($1.95 per share), is included in redeemable preferred stock in the accompanying Consolidated Balance Sheet. These shares are also nonvoting and are convertible to the Company's common stock at $3 per share. As of January 15, 2001, the redeemable preferred stock will be redeemable at the option of the Company at a redemption price of $100 per share plus accrued and unpaid dividends.

Castle Group, Inc. and Subsidiary
Notes to Consolidated Financial Statements



8. Common Stock

Restricted Common Stock
In July 1999, the Company issued 22,500 shares of restricted common stock as compensation to an employee. The Company recorded payroll and benefits expense of approximately $40,781 based on the fair market value of the Company's stock on the date of issuance ($1.8125 per share at July 30, 1999). The holder of these shares is prohibited from selling these shares in normal public trading.

Common Stock Held by Lessor
In July 1999, the Company issued 61,157 shares of restricted common stock to the lessor of a hotel as part of a security deposit. The lessor is prohibited from selling these shares in public trading and will return the shares to the Company at the termination of the lease agreement in the year 2004. The Company recorded the common stock held by the lessor as a contra equity item in the Consolidated Balance Sheet.

Common Stock Warrants
In June 1998, the Company issued common stock warrants to acquire up to 187,500 shares of common stock for $2.00 per share, exercisable through June 2003 in exchange for certain loans made to the Company. No common stock warrants were exercised during 1999 and 1998.

In May 1994, the Company issued common stock warrants to acquire up to 25,000 shares of common stock for $1.25 per share, exercisable through May 1999 in exchange for consulting services rendered. During 1999, these common stock warrants were exercised on a net basis, resulting in the issuance of 12,244 shares of the Company's common stock.

Common Stock Options
In May 1997, the Company, as part of a renegotiation of its reservation services agreement, granted an option to purchase 50,000 shares of the Company's common stock at a price of $2 per share to Hawaii Reservation Center Corporation, which is wholly-owned by a stockholder/director of the Company. The options are exercisable at any time between May 1997 and 2002 and no options were exercised as of July 31, 1999 or 1998.

No other stock options were issued during the years ended July 31, 1999 or 1998.

Castle Group, Inc. and Subsidiary
Notes to Consolidated Financial Statements



Per Common Share Data
The following is a reconciliation of the numerators and denominators of the basic and diluted common earnings (loss) per share:

                                                    1999
                                                                   Per Common
                                        Income          Shares        Share
                                      (Numerator)    (Denominator)    Amount
Net Loss                              $ (487,458)
Less: Redeemable preferred
      stock dividend accrual            ( 16,715)
                                      -----------
BASIC:
Loss available to common
 stockholders                           (504,173)    $ 5,313,912     $ (0.09)
Effect of dilutive securities:
 Redeemable preferred stock,
  stock subscriptions,
  options and warrants                      -               -            -
DILUTED:                              -----------    ------------    --------
Loss available to common
 stockholders and assumed
 conversions                          $ (504,173)    $ 5,313,912     $ (0.09)
                                      ===========    ============    ========


                                         1998
                                                                   Per Common
                                        Income          Shares        Share
                                      (Numerator)    (Denominator)    Amount
BASIC:
Net Income                            $   58,133     $ 5,274,113     $  0.01
Effect of dilutive securities:
 Stock subscriptions, options
 and warrants                               -             16,837         -
DILUTED:                              -----------    ------------    --------
Net Income and assumed
 conversions                          $   58,133     $ 5,257,276     $  0.01
                                      ===========    ============    ========

In 1999, 8,550 shares of redeemable preferred stock, 187,500 common stock warrants, and 50,000 common stock options were not considered common stock equivalents since they had an anti-dilutive effect on basic loss per share.

In 1998, 212,500 common stock warrants and 50,000 common stock options were considered common stock equivalents since they had a dilutive effect on basic earnings per share.

Castle Group, Inc. and Subsidiary
Notes to Consolidated Financial Statements



9. Income Taxes

Significant components of the Company's deferred tax assets and liabilities as of July 31, 1999 and 1998 are as follows:

                                             1999           1998
Deferred Tax Assets:
 Net operating loss carryforward         $   920,000    $   673,000
 Noncompetition agreement                    197,000        219,000
 Deferred income                              21,000         32,000
 Vacation pay                                  8,000          7,000
                                         ------------   ------------
                                           1,146,000    $   931,000
Deferred Tax Liability:
 Furniture, fixtures and equipment            (5,000)        (8,000)
                                         ------------   ------------
Net Deferred Tax Asset                     1,141,000        923,000
Valuation Allowance                       (1,141,000)      (923,000)
                                         ------------   ------------
                                         $      -       $      -
                                         ============   ============

The net change during 1999 and 1998 in the valuation allowance was an increase of $218,000 and a decrease of $85,000, respectively.

The Company has a net operating loss carryforward for income tax purposes of $2,299,057 at July 31, 1999, which expires at various dates through fiscal year 2019.

In 1998, net operating losses of $89,000 were utilized to offset current taxable income.

Litigation
There are various claims and lawsuits pending against the Company involving complaints, which are normal and reasonably foreseeable in light of the nature of the Company's business. The ultimate liability of the Company, if any, cannot be determined at this time. Based upon consultation with counsel, management does not expect that the aggregate liability, if any, resulting from these proceedings would have a material effect on the Company's consolidated financial position, results of operations or liquidity.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company did not change nor have any disagreements with its principal accountant during the fiscal year ended July 31, 1999.


PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth certain information concerning the directors and executive officers of the Company as of September 30, 1999. Except as otherwise stated below, the directors will serve until the next annual meeting of stockholders or until their successors are elected or appointed, and the executive officers will serve until their successors are appointed by the Board of Directors.



      Name                     Age               Position
------------------------     ------     --------------------------

Rick Wall                       56       Chief Executive Officer,
                                         Director and
                                         Chairman of the Board
John G. Tedcastle               66       Vice Chairman of the Board and
                                         Director
Alan K. Cambra                  55       Chief Operating Officer
Hideo Nomura                    48       Director
Ryoji Takahashi                 59       Director
Motoko Takahashi                55       Secretary and Director
Michael S. Nitta                40       Chief Financial Officer
Thomas S. Blankley, Jr.         46       Vice President, Finance
Alan R. Mattson                 43       Senior Vice President,
                                         Sales & Marketing
Judhvir Parmar                  64       Director
Steve Townsend                  45       Sr. Vice President, Operations
Stanley Mukai                   67       Director
Edward Calvo Sr.                63       Director
Noboru Sekiguchi                72       Director

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

Alan K. Cambra. Mr. Cambra joined the Company on January 1, 1999 as chief operating officer. Mr. Cambra has over thirty year of experience in the hotel industry, most recently as Executive Vice President of Omni Hotels where he supervised and actively participated in Omni's growth from four hotels to forty over a four year period. Prior to Omni, Mr. Cambra was involved with various management companies including Marriott Hotels and Resorts, Interstate Hotels, Mariner Corporation and Shoreline Operating Company. Mr. Cambra was born in Hawaii and is a graduate of Oklahoma State University. Mr. Cambra resides in Hawaii, where he was born and raised.

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

Michael S. Nitta. Mr. Nitta joined the Company in November, 1993 following the acquisition of KRI, Inc. Prior to joining the Company, Mr. Nitta served as secretary and treasurer of KRI and was instrumental in the formation of KRI Inc. and the acquisition of Hawaiian Pacific Resorts in 1987 from its former founders. Prior to the formation of KRI, Inc. Mr. Nitta served as secretary and treasurer of Hawaiian Pacific Resort Hotels Inc. from 1982. Born and residing in Hawaii, he is a graduate of the University of Hawaii and holds a Masters of Accounting Degree.

Thomas S. Blankley, Jr. Mr. Blankley joined the Company in September, 1998. Prior to joining the Company, Mr. Blankley was president of PAHIO Vacation Resorts, Inc., Hawaii's largest timeshare sales and marketing company. A native of New York, Mr. Blankley was a Managing Director for Merrill Lynch in Tokyo and Drexel Burnham Lambert in London before moving to Hawaii in 1988. Mr. Blankley resides on the island of Kauai, Hawaii.

Alan R. Mattson. Mr. Mattson has over 20 years of experience of marketing and sales in the tourism industry. Mr. Mattson joined the Company in September of 1999 and was formerly vice president of sales and marketing for Dollar Rent a Car, responsible for all sales and marketing efforts for Hawaii, Asia and the Pacific. Prior to Dollar Rent a Car, Mr. Mattson was director of marketing for Avis Car Rental, operating out of the Avis worldwide headquarters in New York. Mr. Mattson also has seven years of sales and marketing experience with Hilton Hotels Corporation, performing in a variety of senior level sales and marketing positions in Hawaii and the domestic United States. Mr. Mattson resides in Honolulu, Hawaii.

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

Noboru Sekiguchi.   Mr. Sekiguchi is a graduate of Waseda University
and is a Director and controller of Nikkankyo Group, which is the parent company of N.K.C. Hawaii. He has worked for Toyo Menka Company, one of the leading trading companies in Japan for forty years as a financial officer.


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

To the Company's knowledge, all directors, officers and holders of more than 5% of the Company's common stock, filed all reports required of
Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ending July 31, 1999.

ITEM 10.  EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION
The following table shows for the fiscal year ended July 31, 1999, the aggregate annual remuneration of each of the three highest paid persons who were executive officers or directors of the Company and the executive officers and directors as a group. Mr. Townsend's compensation includes the issuance of 22,500 unregistered shares of the Company's common stock.

Name of Individual      Capacities in which renumeration     Aggregate
or identity of group             was received              renumeration
---------------------    --------------------------------  -------------
Rick Wall                Chairman of the Board and           $120,000
                         Chief Executive Officer

Steve Townsend           Senior Vice President               $181,562

Michael Nitta            Chief Financial Officer             $ 90,000

Thomas Blankley, Jr.     Vice President Finance              $ 90,000

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

EMPLOYMENT CONTRACTS
The Company has entered into written employment contracts with Mr. Nitta, effective as of November 1, 1993 and Mr. Cambra effective as of January 1, 1999, and Mr. Townsend effective as of July 31, 1997. Other than Mr. Nitta, Mr. Cambra and Mr. Townsend, the Company has entered into no employment contract with any director or executive officer.

The above-mentioned employment agreements are for five years and provide for a base salary, to be increased annually by a percentage no less than the increase in the Honolulu Consumer Price Index for the preceding twelve months. Under their respective employment agreements, the current base salary Mr. Nitta is $120,000 per year. However, Mr. Nitta has agreed to reduce his base salary for the current fiscal year to $90,000. The current base salary for Mr. Townsend is $100,000 and for Mr. Cambra, $150,000. The employment agreements further provide for paid vacation; a monthly automobile allowance; an annual performance bonus potential of up to 15% of the base salary (up to 20% for Mr. Nitta), depending upon attaining pre-determined goal criteria; membership in a pension plan (not yet established) that would contribute the equivalent of 10% of base salary annually; a business development bonus (which has been waived in the past and current fiscal years); membership in a 401(k) plan; and full medical, dental and disability insurance.

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

LONG TERM INCENTIVE PLANS
On July 31, 1999, the Company awarded Mr. Townsend 22,500 shares of unregistered and restricted common stock as a bonus. No other options, awards, options or stock appreciation rights or long term incentive plan awards were issued or granted to the Company's management during the fiscal year ending July 31, 1999.

The Company has a 401(k) profit sharing plan generally available to all of its employees. Under the terms of the plan, the Company is required to match 100% of the amounts contributed by participants through payroll deductions, up to a maximum of 1% of their compensation. Any employee with one year of service who is at least 21 years of age is eligible to participate.

STOCK PLANS
The Company's stockholders have approved a 1995 Stock Option Plan for the purposes of: (i) attracting and retaining employees, executive management and key employees with ability and initiative; (ii) providing incentives to those deemed material to the success of the Company; and (iii) attaining a common interest for these individuals to coincide with the interests of the Company and its shareholders. A total of 1,000,000 shares of common stock has been reserved for issuance under the Plan. No stock grants were issued for the years ended July 31, 1995 through July 31, 1999.

The Company's stockholders have approved a 1995 Stock Purchase Plan for the purposes of providing an employee benefit which will allow employees of the Company to purchase shares of common stock at a discount of 15% of the fair market value of the stock. A total of 500,000 shares of common stock has been reserved for issuance under the Plan. As of July 31, 1999, the Stock Purchase Plan had not been instituted.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
The following table sets forth the number of shares of the Company's common stock beneficially owned as of July 31, 1999 by: (i) each of the three highest paid persons who were officers and directors of the Company, (ii) all officers and directors of the Company as a Group, and
(iii) each shareholder who owned more than 10% of the Company's common stock, including those shares subject to outstanding options.

  Name and Address     Beneficially Owned(1)       Shares %of Class(2)
---------------------  ----------------------      --------------------
Rick Wall
745 Fort Street
Honolulu, HI 96813             815,000(3)                    14%

John G. Tedcastle
745 Fort Street
Honolulu, HI 96813             525,000(5)                     9%

Hideo Nomura
745 Fort Street
Honolulu, HI 96813             525,000                        9%

L.C.C. Management Inc.
745 Fort Street
Honolulu, HI 96813             645,833(6)                    11%

N.K.C. Hawaii, Inc.
745 Fort Street
Honolulu, HI 96813             900,000(7)                    15%

Thomas S. Blankley, Jr.
745 Fort Street
Honolulu, Hawaii  96813         78,000(4)                     1%

Michael S. Nitta
98-1722 Halakea St.
Aiea, Hawaii  96701             45,500                     <  1%

Steve Townsend
745 Fort Street
Honolulu, Hawaii  95813         22,500                     <  1%

Directors and officers
as a group (12 persons)      3,631,833                       61%

(1) Except as otherwise noted, the Company believes the persons named in the table have sole voting and investment power with respect to the shares of the Company's common stock set forth opposite such persons names. Amounts shown include the shares issuable pursuant to various stock options and warrants exercisable in 1999.

(2) Determined on the basis of 5,929,531 shares outstanding. Amount includes shares issuable under certain stock options and warrants exercisable as of July 31, 1999.

(3) Includes 375,000 shares held by HBII Management, Inc., which is owned and controlled by Mr. Wall.

(4) Includes 25,000 shares issuable pursuant to warrants held by Mr. Thomas Blankley Jr. Includes 50,000 shares issuable pursuant to warrants held by the parents of Mr. Thomas Blankley Jr.

(5) Includes 525,000 shares held by The John Tedcastle Family Trust, of which Mr. John Tedcastle is trustee with control over voting rights.

(6) Includes 525,000 shares held by L.C.C. Management, Inc., a corporation owned and controlled by Ms. Janet Parmar, spouse of Mr. Judvhir Parmar, a director of the Company. Includes 87,500 shares issuable pursuant to warrants held by Mr. Parmar. Includes 33,333 shares issuable pursuant to redeemable preferred stock held by Mr. Parmar.

(7) Includes 900,000 shares held by N.K.C. Hawaii, Inc. which is owned and controlled by the family of Mr. Takahashi

OPTIONS, WARRANTS AND RIGHTS
In May 1994, the Company entered into a Common Stock Purchase Warrant with Van Kasper and company for services provided. The Warrant is for 25,000 shares exercisable on or before May 12, 1994 for a price of $1.25 per share. In May of 1999, the warrants were exercised on a net basis, resulting in the issuance of 12,244 shares of the Company's common stock.

In May, 1997, The Company, as part of a renegotiation of its reservation services agreement, granted to Hawaii Reservations Center Corp. an option to purchase 50,000 shares of the Company's common stock at a price of $2.00 per share. The option may be exercised between May 21, 1997 and May 20, 2002. Hawaii Reservations Center Corp. is a wholly owned corporation of Mr. Charles McGee, a former director of the Company. As of July 31, 1999, the option had not yet been exercised. Mr. McGee tendered his resigned as a member of the board of directors on February 16, 1999.

In June 1998, certain individuals advanced a total of $375,000 to the Company in the form of a Promissory Note from the Company to the individual. The Notes specify that if the principle amounts are not returned to the individuals on or before March 31, 1999, then the entire principle balance shall be converted into common stock of the Company at a 50% discount of the then fair value of the Company's common stock. The notes were paid in full in March of 1999. The notes also provide for the issuance of a warrant to the individuals whereby the individual has the right to acquire 1 share of the Company's common stock for every $2.00 of funds advanced to the Company. The exercise price under the warrant agreements is $2.00 per share and the warrants may be exercised at any time between June 30, 1998 and June 29, 2003.

As of July 31, 1999, no warrants had been exercised by any of the holders. Mr. Judvhir Parmar, a director of the Company, advanced $175,000 of the $375,000 received and is therefore entitled to a warrant to purchase 87,500 shares of the Company's common stock.

In March of 1999 the certain individuals purchased 8,550 shares through a private placement of the Company's Redeemable Preferred Stock for a gross consideration of $855,000. The stock bears cumulative dividends at the rate of $7.50 per annum for each share of stock. Upon certain tender offers to acquire substantially all of the Company's common stock, the holders of the Redeemable Preferred Stock may require the shares be redeemed at a redemption price of $100 per share plus accrued and unpaid dividends. The shares are nonvoting and entitles the holder to convert each share of Redeemable Preferred Stock into 33.33 shares of the Company's common stock. On January 15, 2001, the Redeemable Preferred Stock will be redeemable at the option of the Company at a redemption price of $100 per share plus accrued and unpaid dividends.

Other than the warrants issued to the individuals who advanced funds to the Company, the option granted to Hawaii Reservations Center Corp. and the redeemable preferred stock, there were no outstanding options, warrants or rights to purchase common stock held by any of the officers or directors of the Company or its principal shareholders.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

TRANSACTIONS WITH MANAGEMENT AND OTHERS.
As noted in section "Development of Business," Item 1, Part I, the Hanalei Bay Resort is a 134 unit condominium located in Princeville, Kauai, Hawaii. HBII was formed through the efforts of HBII Management Inc., owned by Mr. Wall, with the following partners: Siam Commercial Bank; Voyage Fourteen Ltd., owned by John G. Tedcastle; L.C.C. Management, Inc., owned by Judhvir Parmar; Nomura Firm and Nomura Holdings, owned by Hideo Nomura and Don Nomura. In 1988 HBII made an offer to purchase all 134 units of the Hanalei Bay Resort and eighty six owners accepted the offer. HBII elected to form its own management company and entered into a management contract with Castle Group Hawaii, which was one of the assets acquired by the Company pursuant to the Castle Plan. Under terms of the management contract between HBII and Castle Group Hawaii and as acquired by the Company, the Company is required to provide full management, including sales, supervision of staff, accounting and maintenance. Mr. Tedcastle and Mr. Hideo Nomura were elected to serve on the board of directors of the Company following completion of the Castle Plan. Mr. Parmar was appointed interim director in November 1995. Mr. Parmar is a general partner of HBII and is the owner of L.C.C. Management, Inc., which is the holder of approximately 10% of the Company's common stock (see Item 11, Part
III). Nichiman International later became an investor in HBII and Nichiman International s owner, Mr. Ryoji Takahashi was appointed as a director of the Company. In March of 1995, Mr. Takahashi s sister, Ms. Motoko Takahashi, was appointed Secretary and director of the Company. In March of 1997, Mr. Michael Nitta was appointed Assistant Vice President of HBII Management, Inc. Until the date that HBII sold its principal asset, the Hanalei Bay Resort, Mr. Wall received a monthly retainer from HBII.

In March of 1999, HBII sold it's principal asset which consisted of 85 condominium units in the Hanalei Bay Resort. Upon the closing of the sale, the Company received $468,000 which was applied to the $435,000 note receivable and accrued interest due from HBII (see Note 3 to the Consolidated Financial Statements). The funds received by HBII upon the closing of the sale was insufficient to make full payment to the Company for it's accounts receivable balance. Under the terms of the sale, in addition to the sale proceeds to be received, the current HBII partners shall share in the future cashflows generated by timeshare sales of the units located within the Hanalei Bay Resort, after certain secured and preferential payments are made. HBII shall make payments to the Company through the funds received from the future cashflows generated by the timeshare sales of the Hanalei Bay Resort units (see
Note 2 to the Consolidated Financial Statements). Although no assurances can be given, management is confident that the future sales will be made and that the Company shall receive payment in full of its accounts receivable balance from HBII. Certain members of the Board of Directors of the Company have a direct or indirect financial interest in HBII (See Item 12).

Management believes that the terms of the management contract between the Company and HBII were on terms which are no less favorable to HBII or the Company than those which are negotiated with other owners not affiliated with the Company.

On August 1, 1994, the Company entered into a contract with HRCC (as described in section "Plan of Operations" Item 6, Part II, and incorporated herein by reference), a company owned and controlled by Charles M. McGee, a former director of the Company. It is management's belief that the contract with HRCC are on terms which are no less favorable than those which could be negotiated with companies not affiliated with the Company, however, in May of 1997, the Company renegotiated its contract with HRCC with regard to the fees charged. Under the renegotiated agreement, the fees paid to HRCC shall be based upon the monthly room revenues of the properties managed by the Company, subject to a minimum monthly fee. Management believes, although no assurances can be given, that the Company shall enjoy lower reservations costs under the new agreement.

Except for the Castle Plan, the HBII Plan and the purchase agreement involving KRI described under the caption "Development of Business" of
Item 1, Part I and incorporated herein by reference, the employment contracts and other matters described in Item 10, "Remuneration of Directors and Officers," the HBII management contract, the issuance of warrants as described in Item 11 "Security Ownership of Certain Beneficial Owners and Management," the issuance of Reedeemable Preferred Stock and the HRCC contract, there were no transactions or proposed transactions during 1999 and 1998, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeds $50,000 and in which any director or executive officer, or any shareholder who is known to the Company to own of record or beneficially more than 10% of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a direct or indirect material interest.

PART IV

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K.

REPORTS ON FORM 8-K.
The Company filed a current report on Form 8-K on July 21, 1999 reporting the resignation of Kimo M. Keawe from its board of directors.

The Company filed a current report on Form 8-K on August 4, 1999 reporting the resignation of Charles E. McGee from its board of directors.

INDEX TO EXHIBITS

 The following exhibits are filed as a part of this report:

                                                                 Sequential
Exhibit                                                              Page
Number                         Description                          Number
-------    ------------------------------------------------       ---------
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

6.33       Consulting agreement dated July 22, 1998 and
           effective as of June 1, 1998 between the Company
           and Kimo M. Keawe incorporated by reference to
           exhibit 6.34 to the Company's form 10K-SB for the
           year ended July 31, 1998                                    *

6.34       Form of promissory notes dated June 30, 1998
           between the Company and Judvhir Parmar for
           $175,000, K. Roger Moses for $50,000, Gary
           J. Stevens, Susanne L. Blankley for $50,000, and
           Thomas S. Blankley for $50,000 incorporated by
           reference to exhibit 6.35 to the Company's form
           10K-SB for the year ended July 31, 1998                     *

6.36       Form of Common Stock Purchase Warrants dated
           June 30, 1998 between the Company and Judvhir
           Parmar for 87,500 shares, K. Roger Moses for
           25,000 shares, Gary J. Stevens for 25,000
           shares, Susanne L. Blankley for 25,000 shares,
           and Thomas S. Blankley for 25,000 shares
           incorporated by reference to exhibit 6.36 to the
           Company's form 10K-SB for the year ended July
           31, 1998                                                    *

6.37       Promissory note dated August 13, 1998 in favor
           of the Company from Fortress LLC for $250,000
           incorporated by reference to exhibit 6.37 to
           the Company's form 10K-SB for the year ended
           July 31, 1998                                               *

6.38       Promissory note in favor of the Company from
           Hanalei Bay International Investors for $435,000
           dated July 31, 1998 incorporated by reference
           to exhibit 6.38 to the Company's form 10K-SB for
           the year ended July 31, 1998                                *

6.39       Promissory note dated July 15, 1998 between the
           Company and Kelvin M. Bloom for $118,800,
           incorporated by reference to exhibit 6.39 to the
           Company's form 10K-SB for the year ended July
           31, 1998                                                    *

6.40       Promissory note dated July 15, 1998 between the
           Company and Michael S. Nitta for $48,800,
           incorporated by reference to exhibit 6.40
           to the Company's form 10K-SB for the year ended
           July 31, 1998                                               *

6.41       Letter of extension from Hawaii National Bank
           extending the due date on the $300,000 line of
           credit to December 20, 1998, incorporated by
           reference to exhibit 6.41 to the Company's form
           10K-SB for the year ended July 31, 1998                     *

6.42       Letter of extension from City Bank extending the
           due date on the $250,000 line of credit to
           December 31, 1998, incorporated by reference to
           exhibit 6.42 to the Company's form 10K-SB for
           the year ended July 31, 1998                                *

6.43       Private Offering Memorandum for the issuance
           of the Company's Series "A" Preferred Stock,
           incorporated by reference to exhibit 6.33 to
           the Company's form 10Q-SB for the quarter ended
           April 30, 1999.                                             *




Description of Exhibits

See Item 1 Above.

                               SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               THE CASTLE GROUP, INC.

Date: November 10, 1999        By       /s/ Rick Wall
                               Rick Wall, Chief Executive Officer
                               and Chairman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:      November 10, 1999

/s/ Rick Wall                            /s/ John Tedcastle
Rick Wall                                John Tedcastle
Chief Executive Officer and              Vice Chairman of the Board and
Chairman of the Board                    Director

/s/ Michael S. Nitta                     /s/ Hideo Nomura
Michael S. Nitta                         Hideo Nomura
Chief Financial Officer                  Director

/s/ Motoko Takahashi                     /s/ Judvhir Parmar
Motoko Takahashi                         Judvhir Parmar
Director and Secretary                   Director

/s/ Noboru Sekiguchi                     /s/ Ryoji Takahashi
Noboru Sekiguchi                         Ryoji Takahashi
Director                                 Director

/s/ Stanley Mukai                        /s/ Edward Calvo, Sr.
Stanley Mukai                            Edward Calvo, Sr.
Director                                 Director

/s/ Thomas S. Blankley, Jr.
Thomas S. Blankley, Jr.
Vice President Finance