Form 10QSB
period 1999-10-31
CASTLE GROUP INC
filed 1999-12-15
CIK 918543

                   U.S. Securities and Exchange Commission

                            Washington, D.C. 20549

                                 FORM 10-QSB
(Mark One)

  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended October 31, 1999

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

                           Yes [ x ]       No [   ]

Number of shares outstanding of each of the Registrant's classes of stock, as of December 15, 1999:

                   Common stock, $.02 par value - 5,407,031

Transitional Small Business Disclosure Format (check one):

                            Yes [ x ]    No [   ]








Page 1 of 30 sequentially numbered pages

                            THE CASTLE GROUP, INC.
                                 FORM 10-QSB
                              TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)


Consolidated Balance Sheets as of October 31, 1999
 and July 31, 1999..................................................  3

Consolidated Statements of Operations for the three months
 ended October 31, 1999 and 1998 ...................................  4

Consolidated Statements of Cash Flows for the three months
 ended October 31, 1999 and 1998 ...................................  5

Notes to Consolidated Financial Statements .........................  6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations......................... 14


PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders......... 23


Item 5. Other Information........................................... 23


Item 6.  Exhibits and Reports on Form 8-K........................... 23


SIGNATURES.......................................................... 29

PART 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements
                    THE CASTLE GROUP, INC. AND SUBSIDIARY
Consolidated Balance Sheets - (Unaudited)
ASSETS                                      Oct 31, 1999  Jul 31, 1999
Current Assets
 Cash                                       $    115,718  $     93,440
 Accounts Receivable, Net                      1,107,302     1,285,448
 Due from related parties, current               428,316       428,316
 Notes receivable, current                       110,300       110,300
 Prepaid Expenses                                254,463       164,667
 Restricted Cash                                  19,941        19,941
Total Current Assets                           2,036,040     2,102,112
 Furniture Fixtures and Equipment, Net            56,415        46,475
 Other Assets:
 Due from related parties, Noncurrent            635,537       635,537
 Notes receivable, Noncurrent                     35,900        35,900
 Investment in HBII Timeshare Program             56,121        56,121
 Deposits                                        188,558       183,281
TOTAL ASSETS                                $  3,008,571  $  3,059,426
LIABILITIES & STOCKHOLDERS'
 EQUITY (DEFICIENCY)
Current Liabilities
 Accounts Payable                           $  1,152,723  $    916,094
 Vacation Payable                                 91,391       107,349
 Wages Payable                                    90,453        82,771
 Taxes Payable                                    40,736        25,629
 Due to Related Parties, current                 162,300       162,299
 Notes Payable, current                          198,300       173,300
 Deferred Income                                  88,904        91,008
 Other Accrued Liabilities                       394,089       421,249
Total Current Liabilities                      2,218,896     1,979,699
Notes Payable, noncurrent                        300,113       322,606
Due to Related Parties, non-current               39,990        42,975
Deferred Income                                   65,264        70,368
Total Liabilities                              2,624,263     2,415,648
Commitments and Contingencies
Redeemable Preferred Stock, $100 par
 value, 50,000 shares authorized, 8,550
 shares Issued and Outstanding                      -          871,715
Stockholders  Equity
 Preferred Stock, $100 par value,
  50,000 shares authorized, 8,550 shares
  Issued & outstanding                           855,000          -
 Common stock, $.02 par value, 20,000,000
  Shares authorized, 5,407,031 Issued &
  outstanding                                    108,141       108,141
  Capital in excess of par                     2,685,671     2,668,956
  Common Stock held by lessor                 (  111,641)   (  111,641)
 Accumulated Deficit                          (3,152,863)   (2,893,393)
Total Stockholders' Equity (Deficiency)          384,308    (  227,937)
Total Liabilities and
 Stockholders' Equity  (Deficiency)         $  3,008,571  $  3,059,426


The accompanying notes are an integral part of the consolidated financial statements.

                    THE CASTLE GROUP, INC. AND SUBSIDIARY
                    Consolidated  Statements of Operations
            for the three months ended October 31, 1999 and 1998
                                 (Unaudited)

                                            Three Months Ended
                                     Oct 31, 1999        Oct 31, 1998

Revenue
 Management fees                     $   839,678         $   910,181
 Hotel Operating Revenues                  2,671                   0
 Other Income                            136,358             210,415
                                     ------------        ------------
 Total Revenues                          978,707           1,120,596
Expenses
 Payroll and benefits                    498,985             525,394
 Hotel Operating Expenses                168,386               1,655
 Professional fees                        26,953              35,384
 Reservation services                    230,677             257,369
 Depreciation and
  Amortization                             6,074               8,736
 Rent                                     87,317             100,590
 Travel and entertainment                 33,690              46,295
 Office expense                           14,556              13,858
 Utilities                                 9,817              12,204
 Taxes, other than income                 39,116              45,133
 Advertising and marketing                34,616              33,559
 Outside sales offices                    41,121              35,358
 Insurance                                27,422              17,391
 Other                                     4,605              10,123
                                     ------------        ------------
Total Expenses                         1,223,335           1,143,049
                                     ------------        ------------
Loss from operations                  (  244,628)         (   22,453)

Other Expenses
 Interest Expense                         14,839              33,159
                                     ------------        ------------

Net Loss                             $(  259,467)        $(   55,612)
                                     ============        ============

Per Share Data
Basic Earnings
  Net Loss                           $(      .05)        $(      .01)
                                     ============        ============
Diluted Earnings
  Net Loss                           $(      .05)        $(      .01)
                                     ============        ============





The accompanying notes are an integral part of the consolidated financial statements.

THE CASTLE GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
For the three months ended October 31, 1999 and 1998
( Unaudited )
                                                       Three Months Ended
                                                    Oct 31, 1999  Oct 31, 1998
Cash Flows From Operating Activities
 Net Loss                                           $(  259,467)  $(   55,612)
 Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities-
   Depreciation and amortization                          6,075         8,736
 Changes in assets and liabilities-
  Decrease (Increase) in accounts receivable            178,143    (  108,053)
  Increase in due from related parties                     -       (  119,795)
  Increase in prepaid expenses                       (   89,796)   (   14,218)
  Increase (Decrease) in deferred income             (    7,207)       69,149
  Increase in accounts payable                          236,629       147,613
  Increase in wages payable                               7,682         8,705
  Increase (Decrease) in vacation payable            (   15,958)        5,600
  Increase in taxes payable                              15,108         2,639
  Decrease in other accrued liabilities              (   27,160)   (   13,731)
                                                    ------------  ------------
Net cash provided by (used) in operating activities 44,049 ( 68,967) Cash Flows From Investing Activities
  Purchase of property & equipment                   (   16,015)   (    9,451)
  Payment of deposits                                (    6,809)            0
  Receipt of deposits                                     1,531        23,897
  Investment in HBII Timeshare Program                        0         1,304
                                                    ------------  ------------
Net cash provided by (used in) investing activities  (   21,293)       15,750
Cash Flows from Financing Activities
  Loans received from banks                              25,000             0
  Payment of Notes Payable                           (   22,493)            0
  Repayment to related parties                       (    2,985)   (   21,632)
                                                    ------------  ------------
Net cash used in financing activities                (      478)   (   21,632)
                                                    ------------  ------------
Net Increase (Decrease) in Cash                          22,278    (   74,849)
Cash at Beginning of Period                              93,440       245,969
                                                    ------------  ------------
Cash at end of Period                               $   115,718   $   171,120
                                                    ============  ============
Supplemental disclosure of cash flow information
  Cash paid during the year for interest            $    14,840   $    33,159
                                                    ============  ============

Supplemental schedule of noncash investing and
  financing activities:
   Redeemable preferred stock converted to
    preferred stock                                 $   855,000   $         0
                                                    ============  ============




The accompanying notes are an integral part of the consolidated financial statements.

                    THE CASTLE GROUP, INC. AND SUBSIDIARY
            Notes to Consolidated Financial Statements (unaudited)



The accompanying consolidated financial statements of The Castle Group, Inc., its wholly owned subsidiaries, Castle Resorts & Hotels, Inc., and KRI, Inc., and KRI, Inc.'s wholly-owned subsidiary, HPR Advertising, Inc. for the three months ended October 31, 1999 have been prepared in accordance with generally accepted accounting principles. These consolidated financial statements have not been audited by independent public accountants, but include all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. The consolidated financial statements of The Castle Group, Inc. and Subsidiary (the "Company") does not include all disclosures associated with annual financial statements and accordingly, should be read in conjunction with the annual consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended July 31, 1999, as filed with the Securities and Exchange Commission. A copy of this report is available from the Company upon request. The results of operations for the three months ended October 31, 1999 are not necessarily indicative of the operating results for the remainder of the year.

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

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires the recognition of all derivative instruments as either assets or liabilities in the statement of financial position and measurement of those derivative instruments at fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133." The original effective date for SFAS No. 133 was for all fiscal years beginning after June 15, 1999. As a result of SFAS No. 137, the effective date for SFAS No. 133 is for all fiscal quarters of all fiscal years beginning after June 15, 2000. As the Company does not invest in derivative instruments or participate in hedging activities, the adoption of this standard is not expected to have an effect on the Company's consolidated financial statements.

                    THE CASTLE GROUP INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statement (unaudited)



CASH AND CASH EQUIVALENTS-

The Company considers all highly liquid investments with an original maturity date of three months or less when purchased to be cash equivalents.

INCOME RECOGNITION-

The Company recognizes income from the management of resort properties according to terms of its various management contracts.

DEFERRED INCOME-

During the year ended July 31, 1998, the Company received a signing bonus as a result of a contract entered into with a vendor to provide services over a three-year period. Income is recognized on the straight line method over the term of the contract.

During the year ended July 31, 1999, the Company received a tenant improvement allowance and discounted rents for the first two years as a result of a contract entered into with its landlord over a 69 month period. The allowance and discount is recognized on a straight line method over the term of the contract.

PER SHARE DATA-

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share for the three months ended October 31, 1999 and 1998, respectively.

                    THE CASTLE GROUP, INC. AND SUBSIDIARY
            Notes to Consolidated Financial Statement (unaudited)



                                        Loss           Shares       Per Share
                                     (Numerator)    (Denominator)    Amount
THREE MONTHS ENDED 10/31/99:
Net Loss                             $(  259,467)    5,407,031      $(   .05)

Basic:
  Net Loss available to common
  stockholders                       $(  259,467)    5,407,031      $(   .05)
Effect of dilutive securities-
  Stock subscriptions, options
   and warrants                            --              --            --
Diluted
 Net Loss and assumed conversions    $(  259,467)    5,407,031      $(   .05)

THREE MONTHS ENDED 10/31/98:
Net Loss                             $(   55,612)    5,311,130      $(   .01)
Basic:
  Net Loss available to common
  stockholders                       $(   55,612)    5,311,130      $(   .01)
Effect of dilutive securities-
  Stock subscriptions, options
   and warrants                            --            --           --
Diluted
 Net loss and assumed conversions    $(   55,612)    5,311,130      $(   .01)

Note that the warrants and options outstanding for the three month periods ended October 31, 1999 and 1998 were not considered common stock equivalents since they were anti-dilutive.

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

At October 31, 1999 and July 31, 1999, furniture, fixtures and equipment consisted of the following:

                                           10/31/99        07/31/99
     Office Furniture and Equipment      $  236,972     $   220,959
     Less Accumulated Depreciation        ( 180,558)     (  174,484)
                                         -----------    ------------
                                         $   56,415     $    46,475
                                         ===========    ============

                   THE CASTLE GROUP, INC. AND SUBSIDIARY
           Notes to Consolidated Financial Statement (unaudited)



Depreciation of Office Furniture and Equipment is computed using the declining balance and straight-line methods over the estimated useful life of the assets ranging from five to seven years.

RELATED PARTY TRANSACTIONS-

Hanalei Bay International Investors-

The Company had a hotel management agreement with Hanalei Bay International Investors ("HBII") to manage the Hanalei Bay Resort ("HBR"). The managing general partner of HBII is also the Chairman and Chief Executive Officer of the Company. Under the agreement, the Company was to receive management and incentive fees based on a percentage of gross total revenue and net income respectively. The Company also received reservation fees based on a percentage of gross room revenues and a marketing fee based on a percentage
of gross revenue.   In March of 1999, HBII sold the Hanalei Bay Resort
and the Company retained a sales, marketing and reservations agreement with the new owners of the HBR. Upon the closing of the sale, the Company was paid in full for various notes payable due from HBII but the sale proceeds were not sufficient to allow the Company to collect on $1,119,975 of other receivables. Under the sale agreement, HBII will participate in the net cashflow generated by the new owners timeshare sales program which will allow the Company to collect its receivable balances from HBII in the future.

Reservation Services-

Reservation services are provided by Hawaii Reservation Center Corporation, wholly owned by a former director who has a 2% interest in the Company. Reservation services expense for the quarters ended October 31, 1999 and 1998 was $230,677 and $257,369 respectively. The Company had a payable balance to Hawaii Reservation Center Corporation of $125,979 and $78,684 as of October 31, 1999 and July 31, 1999, respectively.

Due to Related Parties-

The Company had the following related party loan balances as of October 31, 1999 and July 31, 1999:

                                                   Oct 31,1999  Jul 31,1999
6% loans from stockholders, due on
  August 1, 1998                                   $  143,600   $  143,600
10% loans from Officer, due August 15, 2000            58,690       61,674
                                                   ----------   ----------
                                                   $  202,290   $  205,274
Less Current Portion                                  162,300      162,299
                                                   ----------   ----------

                                                   $   39,990   $   42,975
                                                   ==========   ==========

                   THE CASTLE GROUP, INC. AND SUBSIDIARY
           Notes to Consolidated Financial Statement (unaudited)



LEASES-

The Company has leases for office space, vehicles and equipment expiring at various dates through 2004. The office leases are renewable for an additional five years.

In March 1999, the Company signed an agreement to lease and manage a newly constructed hotel in Guam through December 2004. The Company began leasing and managing this resort property in October 1999.

At October 31, 1999, the future minimum rental commitments under these leases were as follows:

            Schedule of minimum lease payments
                       2000            $  1,408,000
                       2001               2,655,000
                       2002               2,799,000
                       2003               2,894,000
                       2004               2,909,000
                       Thereafter         1,139,000
                         Total         $ 13,804,000

MANAGEMENT CONTRACTS-

The Company manages several hotels and resorts under management agreements expiring at various dates through December 2004. Several of these management agreements contain automatic extensions for periods of 1 to 10 years. Management fees received are based on the revenues and net available cashflows of the hotels' operations as defined in the respective management agreements.

In addition, the Company has sales, marketing and reservations agreements with other hotels and resorts expiring at various dates through December
2000. The Company is in the final negotiating stages for some of these agreements. Several of these agreements contain automatic extensions for periods of one month to three years. Fees received are based on revenues, net available cashflows or commissions as defined in the respective agreements.

LEASE OF PROPERTY IN COOK ISLANDS-

In January 1999, the Company signed an agreement as co-lessee for certain real property located in the Cook Islands, upon which is situated an uncompleted hotel development that is approximately 85% completed. Under terms of the agreement with the government of Cook Islands, the lessees collectively are to complete construction of the hotel and open substantially all of the rooms of the hotel for business not later than June 30, 2000. If substantially all of the rooms of the hotel are not opened for business by June 30, 2000, the lessor of the property is entitled to compensation in an amount to be determined by arbitration.

                    THE CASTLE GROUP, INC. AND SUBSIDIARY
            Notes to Consolidated Financial Statement (unaudited)



Funding for the completion of the hotel development was to be provided by the Company's co-lessee. However, as of October 31, 1999, the Company's co-lessee has been unable to fund the completion of the hotel development. The Company is currently in the process of securing a replacement for the co-lessee.

RESTRICTED CASH-

Restricted cash consists of cash held in client trust accounts and cash pledged as collateral for an equipment lease.

NOTES RECEIVABLE-

The Company had notes receivable balances as of October 31, 1999 and July 31,1999 as follows:

                                                    Oct 1999      Jul 1999
Notes receivable from third party in monthly
  installments of $10,000 including interest
  at 10% per annum. Real estate is pledged
  as collateral                                    $   146,200   $ 146,200
Less current portion                                   110,300     110,300
                                                   -----------   ---------
                                                   $    35,900   $  35,900
                                                   ===========   =========

COMMON STOCK WARRANTS-

In June 1998, the Company issued warrants to acquire up to 187,500 shares of common stock for $2.00 per share, exercisable through June 2003 in exchange for certain loans made to the Company. No warrants were exercised as of October 31, 1999. The Warrants issued includes warrants to acquire up to 87,500 shares of common stock exercisable by a director of the Company is (see "Due to Related Parties").

In May 1994, the Company issued warrants to acquire up to 25,000 shares of common stock for $1.25 per share, exercisable through May 1999 in exchange for consulting services rendered. During 1999, these common stock warrants were exercised on a net basis, resulting in the issuance of 12,244 shares of the Company's common stock.

COMMON STOCK OPTIONS-

In May 1997, the Company, as part of a renegotiation of its reservation services agreement, granted an option to purchase 50,000 shares of the Company s common stock at a price of $2 per share to Hawaii Reservations Center Corp., which is wholly owned by a director/ stockholder of the Company. The option may be exercised between May 1997 and 2002 and had not been exercised as of October 31, 1999.

                           THE CASTLE GROUP, INC.
            Notes to Consolidated Financial Statement (unaudited)



PREFERRED STOCK-

In March and April of 1999, the Company issued 8,550 shares of $100 par value redeemable preferred stock to certain individuals and one director. Dividends are cumulative from the date of original issue and are payable semi-annually, beginning July 15, 1999 at a rate of $7.50 per annum per share. The preferred stock memorandum provided that upon certain tender offers to acquire substantially all of the Company's common stock, the holders of the redeemable preferred stock may require the shares be redeemed at a redemption price of $100 per share plus accrued and unpaid dividends. In December 1999, the Company, with the consent of the preferred stockholders, amended the preferred stock memorandum to eliminate the ability of the holders to redeem the shares. Accordingly, the preferred stock is classified in stockholders' equity at October 31, 1999 as opposed to the mezzanine at July 31, 1999. At July 31, 1999, accrued dividends on these shares of $3,363 and is included in redeemable preferred stock in the accompanying consolidated balance sheet. As a result of the amendment to the preferred stock memorandum, dividends on the shares shall no longer be accrued and will instead be recorded when declared by the board of directors. These shares are also nonvoting and are convertible to the Company's common stock at $3 per share. As of January 15, 2001, the preferred stock is redeemable at the option of the Company at a redemption price of $100 per share plus accrued and unpaid dividends.

RESTRICTED COMMON STOCK-

In July 1999, the Company issued 22,500 shares of restricted common stock as compensation to an employee. The Company recorded payroll and benefits expense of approximately $40,781 based on the fair market value of the Company's stock on the date of issuance ($1.8125 per share at July 30, 1999). The holder of these shares is prohibited from selling these shares in normal public trading.

COMMON STOCK HELD BY LESSOR-

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

LITIGATION-

There are various claims and lawsuits pending against the Company involving complaints which are normal and reasonably foreseeable in light of the nature of the Company s business. In the opinion of management, the resolution of these claims will not have a material adverse effect on the Company's consolidated financial position, results of operations or
liquidity.   There were no new lawsuits filed against the Company during the quarter ended October 31, 1999.

                   THE CASTLE GROUP, INC. AND SUBSIDIARY
          Notes to Consolidated Financial Statement (unaudited)


NOTES PAYABLE-

At October 31, 1999 and July 31, 1999, notes payable consisted of the following:
                                                           10/31/99   07/31/99
Term loan payable to a bank at an interest rate of
9.25% with monthly payments of $8,352.  The balance
of any unpaid interest is due on May 25, 2004.  The
The Company's furniture, fixtures and equipment are
pledged as collateral and the Chief Executive
Officer is a guarantor.                                   $ 373,413  $ 395,906

Original $250,000 line of credit from a bank was
amended and reduced to $200,000 on May 25, 1999.
Drawings are due on December 31, 1999, with interest
(9.50% at October 31, 1999) at 1.75% above the
bank's base rate.  The Company's accounts receivable,
furniture, fixtures and equipment are pledged as
collateral and the Company's Chief Executive Officer
is a guarantor on the line of credit.                       125,000    100,000
                                                          ---------  ---------
                                                            498,413    495,906
Less current portion                                        198,300    173,300
                                                          ---------  ---------
Notes Payable, current                                    $ 300,113  $ 322,606
                                                          =========  =========

INCOME TAXES-

Significant components of the Company's deferred tax assets and liabilities at October 31, 1999 and July 31, 1999 are:

                                              10/31/99        07/31/99
   Deferred tax assets-
       Vacation Pay                        $       8,000    $      8,000
       Noncompetition agreement                  191,500         197,000
       Deferred Income                            20,000          21,000
       Net Operating Loss Carryforward         1,070,000         920,000
                                           -------------    ------------
   Deferred tax asset                          1,289,500       1,146,000
   Deferred tax liability-
       Property and equipment               (      5,000)    (     5,000)
                                           -------------    ------------
   Net Deferred Tax Asset                      1,284,500       1,141,000
        Valuation Allowance                 (  1,284,500)    ( 1,141,000)
                                           -------------    ------------
                                           $       --       $      --
                                           =============    ============

The Company has a net operating loss carryforward for income tax purposes of $2,299,057 at July 31, 1999 which expires at various dates through fiscal year 2019.

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

The Company's revenues are derived from management fees, sales and marketing fees, reservation fees, accounting fees, commissions, incentive fees and other fees from the properties it represents pursuant to the terms and conditions of its management contracts. For the fiscal year ending July
31, 2000, in addition to the fees described, the Company also earned revenues from transient and other hotel related income from its leased hotel. Except for the leased hotel, the revenues of the properties which are managed by the Company are not recorded as revenues of the Company.

The Company's operating expenses are comprised of labor, reservation services fees and other costs associated with operating as a management company. In addition to the expenses described, the Company also records the expenses associated with operating a leased hotel. Except for the leased hotel, the expenses of the properties which are managed by the Company are not recorded as expenses of the Company.

As of October 31, 1999, the Company had 28 contracts covering 3,000 rooms, with 2,669 rooms located within the State of Hawaii and the balance of the rooms situated throughout the Pacific Basin. Under the management contracts, the Company is typically responsible for the supervision and day-to-day operations of the property in exchange for a base management fee which is based on gross revenues. In some cases, the Company also participates in the profitability of the properties it manages and may earn an incentive fee which is based on the net operating profits of the managed property. Sales and marketing and reservation fees earned from the properties are based on the gross revenues of the property. The Company is also reimbursed for direct advertising and marketing expenditures it makes on behalf of the property, all in accordance with the terms and conditions of the respective management contracts. The Company also earns commissions and other fees from the properties managed by providing centralized purchasing services to the hotel owners. Under these arrangements, the net savings to the property owner from centralized purchasing are shared between the Company in the form of commissions and to the property owner in the form of cost savings.

Hotel operating revenues consist of revenues from a property located in Guam which the Company leases. Under this arrangement, the Company includes as its own revenues the entire property revenues which includes hotel transient rental income as well as the total expenses incurred to operate the property. The property partially opened for business on October 22, 1999, with 37 available rooms. The remaining 170 rooms are in the process of completion and shall be turned over to the Company for hotel operations as they are completed. It is anticipated that all of the rooms shall be completed by February of 2000.

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

As of October 31, 1999, it is uncertain as to whether the co-lessee of the property has the financial resources to fund the reconstruction of the property. The reconstruction of the property is a condition of the lease agreement and the Company is in the process of securing a replacement for the co-lessee. If the current co-lessee cannot complete the project or if a suitable replacement co-lessee cannot be found, the lease agreement may be cancelled by the lessor.

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

RESULTS OF OPERATIONS-

FOR THE QUARTERS ENDED OCTOBER 31, 1999 AND 1998

SALES

For the quarters ended October 31, 1999 and 1998, the Company had total revenues of $978,707 and $1,120,596, respectively, a decrease of $141,889 or 13%. The decrease in revenues for the quarter ended October 31, 1999 as opposed to the prior year is attributed to the loss of two managment contracts and the renegotiation of two other management contracts.

COSTS AND EXPENSES

Operating expenses for the quarters ended October, 1999 and 1998 were $1,223,335 and $1,143,049, respectively, an increase of $80,286 or 7%. The increase in operating expenses is attributed to the pre-opening costs in the amount of $168,386 associated with the Company's lease of a property in Guam. The property contains 207 rooms, of which 37 were opened on October 22, 1999. The Company incurred expenses associated with hiring and training employees, sales & marketing, administrative payroll and other pre-opening expenses. Such costs were expensed as incurred.

Management related operating expenses for the quarters ended October, 1999 and 1998 were $1,054,949 and $1,143,049, respectively, a decrease of $88,100 or 8%. The decrease in operating expenses is attributed to a restructuring of the operating personnel and other operating expenses.

Payroll and benefits decreased by $26,409, or 5% as a result of the Company reducing its staffing in accordance with the restructuring of operating personnel.

Professional fees decreased by $8,431 due to the Company incurring legal fees in fiscal July 1999 in connection with the recovery of certain underwriting costs. The underwriting costs were expended in connection with the Company's unsuccessful efforts to raise capital through a secondary stock offering. The underwriters have agreed to reimburse the Company for the legal, accounting and other fees for the unsuccessful underwriting.

Reservation services decreased by $26,692, or 11% due to lower room revenues for the quarter ended October 31, 1999 as compared to October 31, 1998. Reservation services are based on a percentage of the room revenues recorded for the properties represented by the Company. The decrease in room revenues resulted from the Company's loss of two management contracts in fiscal July 1999.

Rent expense decreased by $13,274, or 14% for the quarter ended October 1999 as compared to the prior year as a result of the Company renegotiating its office lease in September 1998 which resulted in a decrease in the base monthly rental paid by the Company to its landlord.

Travel and entertainment decreased by $12,605, or 28% for the quarter ended October 1999 as compared to the prior year due to the absence of travel related expenses associated with the Company's underwriting of its stock during the fiscal year ended July 31, 1999. During the quarter ended October 31, 1998, the Company also expended funds for travel to various areas in the Pacific Basin in order to investigate expansion plans into that region.

Taxes for the quarter ended October 1999 decreased by $6,017 or 14% when compared to the prior year due to the decrease in revenues. State of Hawaii sales taxes are assessed against gross income and due to the decrease in revenues, the amount of taxes declined.

Outside sales offices increased by $5,673, or 17% as compared to the quarter ended October 30, 1998 as a result of the Company opening satellite sales offices in Europe and Asia. The Company entered into an agreement with a representative in Japan on September 1, 1998.

Insurance expense increased by $10,031 or 58% for the quarter ended October 31, 1999 as compared to the prior year due to the Company adding coverage for its foreign operations in Guam, Chuuk and Saipan. Additionally, the Company experienced an increase in premiums for its directors & officers coverage.

Other expenses decreased by $5,518, or 55% for the quarter ended October 31, 1999 as compared to the prior year due to a decrease in repairs and maintenance costs. These costs are expended on an as needed basis and repairs for the quarter ended October 31, 1999 were minimal.

Interest expense decreased by $18,320, or 124% for the quarter ended October 31, 1999 as compared to the prior year due to decreased borrowing by the Company to fund its operating and expansion costs. In addition, certain notes payable to various individuals and directors of approximately
$500,000 were retired with the proceeds received from HBII upon the sale of the Hanalei Bay Resort in March of 1999.

NET INCOME

The Company reported net losses of $259,467 and $55,612 for the quarters ended October 31, 1999 and 1998, respectively, an increase of $203,855.

As discussed previously, the decrease in profitability is primarily attributed to the pre-opening expenses of the Company's leased property located in Guam of $168,385 against revenues of $2,671, representing $165,714 of the net losses for the quarter.

LIQUIDITY AND CAPITAL RESOURCES-

As of October 31, 1999, total current assets were $2,036,040 and consisted primarily of $1,107,302 in accounts receivable and $428,316 in due from related parties. Total current liabilities were $2,218,896 leaving a net working capital deficit of $182,856.

The Company's primary sources of working capital are cash flows from operations and borrowings. Net cash provided by operations was $44,049 for the three months ended October 1999 as compared to net cash used in operations of $68,967 for the prior year. Net cash used in investing activities was $21,293 as compared to net cash provided by investing activities of $15,750 for the three months ended October 30, 1999 and 1998, respectively. Net cash used in financing activities was $478 for the three months ended October 31, 1999 as compared to $21,632 for the prior year.

In March and April of 1999, the Company was successful in raising additional equity through the issuance of its Preferred Stock. The Preferred Stock has a $100 par value and each share is convertible into
33.33 shares of the Company's Common Stock at a price of $3.00 per share. Dividends are payable semi-annually, commencing July 15, 1999 at the rate of $7.50 per annum per share. As of October 31, 1999, the Company issued 8,550 shares of the Preferred Stock and received net proceeds totaling $820,188. In December of 1999, the Company, with the consent of the preferred stockholders, amended the preferred stock memorandum to eliminate the ability of the holders to redeem the shares. On January 15, 2001, the preferred stock is redeemable at the option of the Company at a redemption price of $100 per share plus accrued and unpaid dividends.

The Company had unrestricted cash of $115,718 and $171,120 at October 31, 1999 and 1998, respectively.

The Company has a $200,000 line of credit which is guaranteed by the Chairman and Chief Executive Officer of the Company. At October 31, 1999, the Company had drawn $125,000 against the line of credit.

In May of 1999, the Company obtained a term loan for $400,000 from a local bank. The term loan is personally guaranteed by the Chairman and Chief Executive Officer of the Company. The term loan is due and payable in May of 2004 and calls for a monthly payment of $8,352.

The Company had a net working capital deficit of $182,856 and net working capital of $122,413 as of October 31, 1999 and July 31, 1999, respectively.

As of October 31, 1999 net working capital included due to related parties in the amount of $162,300. Also included in net working capital is $88,904 in unamortized deferred income related to a signing bonus paid to the Company by one of its vendors in July 1998, free office rent and a tenant improvement allowance which was received from the landlord of the Company's corporate offices. The deferred income is being amortized over the lives of the agreements.

The Company has, in the past, met its financial obligations through its line of credit, the issuance of notes to the former stockholders of KRI, Inc., a private placement of stock in 1997 and the issuance of preferred stock in 1999.

In November of 1998, Hanalei Bay International Investors ("HBII") entered into an agreement for the sale of its interest in the Hanalei Bay Resort. The sale was initially scheduled to close in December of 1998 and after various delays, the sale closed in March 1999. Upon the sale, the Company received payment of it's note receivable in the amount of $435,000 which was used to retire notes payable of $200,000 and amounts due to related parties of $264,998. At October 31, 1999, the Company had a receivable balance of $1,063,853 related to fees, interest and reimbursements. The sale proceeds received by the owners of HBII were not sufficient to satisfy all of the claims of its creditors upon the closing of the sale. The Company did not collect its receivable from the initial sale proceeds. Under the terms and conditions of the HBII Sale Agreement, HBII shall be entitled to a percentage of the future cashflows received upon the sale of timeshare intervals which the new owner of the Hanalei Bay Resort shall receive. The Company shall receive payments to be applied to the receivable balance from the future cashflows received by HBII from the new owners of the Hanalei Bay Resort. Although no assurance can be given, management is confident that the future cashflows received by HBII will allow the full repayment to the Company for all amounts due from HBII.

The Company is also continuing in its effort of raising additional equity through the private placement of its Preferred Stock. As of October 31, 1999, the Company was successful in acquiring $855,000 in equity through the private placements. Although no assurances can be given, management is confident that it shall be successful in raising additional capital to fund its operations on an as needed basis through the private placement of the Preferred Stock.

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


PLAN OF OPERATION

The Company is one of the leading regional hotel and resort management companies in the State of Hawaii. At October 31, 1999, the Company had 28 management or sales, reservations and marketing contracts covering 3,000 rooms.

The properties represented by the Company appeal to a wide variety of the public market as the Company manages a wide spectrum of property types from the luxury condominium resorts with room rates of $1,000 to the small budget inns with room rates of $40. The Company believes that the availability of differing product lines appeals to all levels of business or leisure traveler.

The Company has experienced significant growth since it began operations in November of 1993. From inception to October 31, 1999, the number of contracts has more than doubled, from 13 to 28 and the number of rooms managed also increased from 1,684 to 3,000.

In January of 1999, the Company signed and was approved as a co-lessee by the government of the Cook Islands. The property is currently not in operation, having been abandoned by its previous developer after completing approximately 85% of the project. Based upon estimates received by construction experts in the area, the property is valued in excess of $25,000,000.

As of October 31, 1999, it is uncertain as to whether the co-lessee of the Company has the financial resources to fund the reconstruction of the property. The reconstruction of the property is a condition of the lease agreement and the Company is in the process of securing a replacement for the co-lessee. If the current co-lessee cannot complete the project or if a suitable replacement co-lessee cannot be found, the lease agreement may be cancelled by the lessor. Although no assurance can be given, management believes that it will be successful in securing a replacement co-lessee and that it will also sign a contract for the management of the property once construction is completed. Based on preliminary projections, management believes, although no assurances can be given, that the property shall be profitable and the management fees earned by the Company will be substantial.

In April of 1999, the Company acquired the lease for a new property located in Guam. The property is currently in the final phases of construction and opened partially for business in October of 1999. As of the quarter ended October 31, 1999, the Company has expended substantial amounts of funds in sales & marketing and other pre-opening expenses. The property opened for business on October 22, 1999 with
37 rooms available for transient rentals while the remaining 170 rooms were in various stages of completion. The revenues for the quarter ended October 31, 1999 were insignificant compared to the funds expended for the pre-opening of the project, due to the fact that only 37 rooms were available and that there were only 9 days of available rentals during
the quarter.   Pre-opening expenses of $168,385 were incurred during the
months of August - October of 1999 and have been expensed in the Consolidated Statement of Operations. Based on preliminary projections and although no assurances can be given, management believes that the property shall be profitable and that the fees earned by the Company on this property will be substantial.

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

With the increase in management contracts, the number of hotel and resort employees that the Company will supervise may increase significantly. The Company is presently negotiating for both small budget hotels and large luxury condominium resorts and therefore, it is impossible at this time to predict the number of additional employees that it will supervise or that it will be required to hire for the hotels and resorts during the next fiscal year. At October 31, 1999, the Company employed approximately 700 employees and managed an additional 400 on behalf of the property owners.

On July 31, 1995, the Company invested $100,000 into a reorganization plan instituted by HBII. Under terms of the HBII reorganization plan, the eighty seven units owned by HBII will be sold under a timeshare plan and investors in the timeshare plan may receive up to four times their investment over the life of the timeshare plan. As of October 31, 1999, the Company has received a total of $175,516 from this investment. Of the funds received, $43,879 represents a return of the initial investment and $131,637 represents a gain to the Company. Although no assurance can be given, management is confident that it will be able to collect the remaining principal balance of this investment through the timeshare proceeds received by HBII (See "Related Parties").

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

For its information technology and operating equipment exposures, The

Company completed its remediation phase for all material systems and completed software reprogramming and/or replacement on December 15, 1999. After completing the reprogramming and/or replacement of software, the Company's plans call for testing and implementing its information technology systems. To date, the Company has completed 90% of its testing. The Company has also commenced with its implementation phase. The Company expects that all remediated systems will be fully implemented by December 24, 1999.

With respect to third parties, for systems that interface directly with significant vendors, the Company is 95% complete with its remediation efforts. Testing of all material systems was completed in April 1999. Implementation was completed on December 15, 1999. The Company has queried its important suppliers and vendors that do not involve system interface.
To date, the Company is not aware of any problems that would materially impact the results of operations, liquidity, or capital resources. The Company has no means of ensuring that these third parties will be Year 2000 ready. The inability of those parties to complete their Year 2000 resolution process could materially impact the Company. The affects for non-compliance by third parties where no system interface exists is not determinable.

The Company will utilize both internal and external resources to reprogram, or replace, test, and implement the software and operating equipment for Year 2000 modifications. The total cost of the Year 2000 project is estimated at $80,000 and has been funded through operating cash flows. To date, the Company has incurred approximately $70,000 in expenses related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $5,000 is attributable to the purchase of new software and operating equipment, which will be capitalized or financed through operating cash flows.

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

Item 4.     SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

There were no matters voted on by the Security Holders of the Company during the quarter ended October 31, 1999.


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

6.44  Amendment To Private Offering Memorandum for the issuance of
      the Company's Series "A" Preferred Stock                           30

DESCRIPTION OF EXHIBITS

    See item 1 above.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       THE CASTLE GROUP, INC.
                                       (Registrant)


December 15, 1999                       /s/    Rick Wall
                                       -------------------------
                                       Chairman of the Board and
                                       Chief Executive Officer



December 15, 1999                       /s/ Michael S. Nitta
                                       -------------------------
                                       Chief Financial Officer

                   AMENDMENT TO PRIVATE OFFERING MEMORANDUM

Whereas, on or abount _______, 1999 _______________ purchased _____ shares of $7.50 Cumulative Convertible Exchangeable Series "A" Preferred Stock (the "Shares") of THE CASTLE GROUP, INC.,

Whereas, _________ purchased such stock in accordance with the terms and conditions contained in the CONFIDENTIAL PRIATE OFFERING MEMORANDUM OF THE CASTLE GROUP, INC. (the "Memorandum") dated January 27, 1999,

Whereas, _________ and THE CASTLE GROUP, INC. desire to amend the Memorandum dated January 27, 1999 by removing the Option of the Holders to Redeem their Shares,

Now, therefore, _________ and THE CASTLE GROUP, INC. agree to this AMENDMENT TO PRIVATE OFFERING MEMORANDUM, to be effective as of the date of purchase of the Shares:

1.   The third and fourth paragraphs on page 51 of the Memorandum which reads:

     "REDEMPTION AT OPTION OF HOLDER. Each holder of the shares of Preferred Stock shall have the right, at such holder's option, to require the Company to purchase immediately prior to an Operative Event (as defined)(the "Repurchase Date"), all of such holder's shares at a redempiton price of $100.00 per share, plus accrued and unpaid dividends to the Repurchase Date if (i) any entity offers to acquire all or substantially all of the consideration to be paid for the Common Stock of the Company pursuant to a merger, consolidation, tender offer or other acquisition transaction (an "Acquisition") and (ii) all or substantially all of the consideration to be paid for the Common Stock of the Company in such Acquisition is not common equity securities regularly traded on a national securities exchange or reported on the National Association of Securities Dealers Automated Quotation System ("NASDAQ")(an "Operative Event").

     On or befoer the 30th day before the consummation of an Operative Event, the Company shall cause to be mailed to the holders of the Preferred Stock notice of the event causing such notice to be given and of the purchase right arising as a result thereof. The company shall also cause a copy of such notice to be published in a newspaper of national circulation."

is hereby deleted in its entirety from the Memorandum.

2. All other terms and conditions as contained in the Memorandum shall remain in full force and effect.

In witness thereof, the parties have set their hands to be effective as of the date mentioned above.

THE CASTLE GROUP, INC.                          _______________________




By ____________________                         By ____________________
    Its                                             Its