Form 10QSB
period 2000-01-31
CASTLE GROUP INC
filed 2000-03-21
CIK 918543

                    	U.S. Securities and Exchange Commission

                            	Washington, D.C. 20549

                                 	FORM 10-QSB
(Mark One)

  [ X ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           		SECURITIES EXCHANGE ACT OF 1934

              	For the quarterly period ended January 31, 2000

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

                       	Yes [ x ]       No [   ]

Number of shares outstanding of each of the Registrant's classes of stock, as of March 15, 2000:

              	Common stock, $.02 par value - 5,407,031

Transitional Small Business Disclosure Format (check one):

                       	Yes [ x ]       No [   ]








Page 1 of 33 sequentially numbered pages

                         THE CASTLE GROUP, INC.
                              FORM 10-QSB
                           TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Balance Sheets as of January 31, 2000
 and 1999 (unaudited)                                             3

Consolidated Statements of Operations for the three and six
 months ended January 31, 2000 and 1999 (unaudited)               4

Consolidated Statements of Cash Flows for the six
 months ended January 31, 2000 and 1999 (unaudited)               5

Notes to Consolidated Financial Statements (unaudited)            6

Item 2. Management's Discussion and Analysis of Financial
 Condition and Results of Operations                             16



PART II. OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders      25


Item 5. Other Information                                        25


Item 6.  Exhibits and Reports on Form 8-K                        26


SIGNATURES                                                       33

PART 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements
THE CASTLE GROUP, INC. AND SUBSIDIARY
Consolidated Balance Sheets - January 31, 2000 and 1999 (Unaudited)
ASSETS                                        January 2000 January 1999
Current Assets
 Cash                                         $   150,757  $   153,505
 Accounts receivable, net                       1,051,963    1,100,952
 Prepaid expenses                                 444,910      144,342
 Restricted cash                                   19,941       19,941
 Notes receivable, current                        110,300      579,406
 Due from related parties                         428,316    1,090,269
                                              -------------------------
Total Current Assets                            2,206,187    3,088,415
Furniture fixtures & equipment, net                67,334       59,681
Other Assets:
 Due from related parties, non-current            691,659       56,943
 Notes receivable, non-current                     35,900            0
 Deposits                                         180,779        1,750
                                              -------------------------
  Total Other Assets                              908,338       58,693
                                              -------------------------
TOTAL ASSETS                                  $ 3,181,859  $ 3,206,789
                                              =========================
LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
 Accounts payable                             $ 1,685,306  $ 1,203,172
 Vacation payable                                  90,306      101,257
 Wages payable                                     99,647       88,198
 Taxes payable                                     25,469       32,565
 Due to related parties, current                  162,300      501,636
 Notes payable, current                           273,300      750,000
 Deferred income                                   90,833       26,667
 Other accrued liabilities                        554,844      327,094
                                              -------------------------
Total Current Liabilities                       2,982,005    3,030,589
Notes payable, non-current                        319,892            0
Deferred income                                    56,129      144,363
                                              -------------------------
Total Liabilities                               3,358,026    3,174,952
Stockholders' Equity (Deficiency)
 Common stock, $.02 par value, 20,000,000
 shares authorized, 5,407,031 and 5,311,130
 Issued & outstanding, respectively               108,141      106,223
 Common stock held by lessor                   (  111,641)           0
 Preferred stock, $100 par value 50,000 shares
  authorized, 8,550 shares issued and
  outstanding at 1/31/2000                        855,000            0
  Capital in excess of par value                2,668,956    2,539,175
 Accumulated Deficit                           (3,696,623)  (2,613,561)
                                             --------------------------
Total Stockholders' Equity                     (  176,167)      31,837
Total Liabilities and                        --------------------------
 Stockholders' Equity (Deficiency)           $  3,181,859 $  3,206,789
                                             ==========================
The accompanying notes are an integral part of the consolidated financial statements.

THE CASTLE GROUP, INC. AND SUBSIDIARY
Consolidated  Statements of Operations
for the three and six months ended January 31, 2000 and 1999
(Unaudited)

                                Three Months Ended          Six Months Ended
                              Jan 2000       Jan 1999    Jan 2000      Jan 1999
                             ------------ ------------ ------------ ------------
Revenues
 Management fees             $   577,526  $   823,314  $ 1,417,204  $ 1,733,495
 Hotel Operating Revenues        133,613            0      136,284            0
 Other Income                    103,427      215,935      239,785      426,350
                             ------------ ------------ ------------ ------------
Total Revenues                   814,566    1,039,249    1,793,273    2,159,845
                             ------------ ------------ ------------ ------------
Expenses
 Payroll and benefits            479,634      563,704      978,619    1,089,098
 Hotel Operating Expenses        304,851            0      473,237            0
 Professional fees                37,794       40,086       64,747       75,470
 Reservation services            226,585      228,721      457,262      486,090
 Depreciation & Amortization       6,076        6,250       12,150       14,986
 Rent                             88,227       95,999      175,544      196,589
 Travel and entertainment         10,767       27,431       44,457       73,726
 Office expense                    5,734       17,375       20,290       31,233
 Utilities                        12,854       13,103       22,671       25,307
 Taxes, other than income         27,795       44,123       66,911       89,256
 Advertising and marketing        54,914       38,578       89,530       72,137
 Outside sales offices            41,294       51,686       82,415       87,044
 Insurance                        26,388       18,018       53,810       35,409
 Other                            16,191       14,564       20,796       26,342
                             ------------ ------------ ------------ ------------
Total Expenses                 1,339,104    1,159,638    2,562,439    2,302,687
                             ------------ ------------ ------------ ------------
Loss from operations         (   524,538) (   120,389)  (  769,166)   ( 142,842)

Other Expenses
 Interest Expense                 19,222       31,626       34,061       64,785
                             ------------ ------------ ------------ ------------
Net Loss                     $(  543,760) $(  152,015) $(  803,227) $ ( 207,627)
                             ============ ============ ============ ============

Per Share Data
Basic Earnings
  Net Loss                   $(      .10) $(      .03) $(      .15) $(      .04)
                             ============ ============ ============ ============
Diluted Earnings
  Net Loss                   $(      .10) $(      .03) $(      .15) $(      .04)
                             ============ ============ ============ ============

The accompanying notes are an integral part of the consolidated financial statements.

THE CASTLE GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
For the six months ended January 31, 2000 and 1999
(Unaudited)

                                                 Six Months Ended
                                              01/31/2000   01/31/1999
                                             -------------------------
Cash flows from operating activities
Net loss                                     $(  803,227) $(  207,627)
 Adjustments to reconcile net loss to net
 cash provided by (used in) operating
 activities-
  Depreciation and amortization                   12,150       14,986
 Changes in assets and liabilities-
  Decrease (increase) in accounts receivable     233,485   (   87,534)
  Increase in due from related parties                 0   (  245,471)
  Increase in prepaid expenses                (  280,243)  (  122,268)
  Increase (Decrease) in deferred charges     (   14,414)      91,030
  Increase in accounts payable                   769,214      313,765
  Increase (Decrease) in taxes payable        (      160)       6,206
  Increase in other accrued liabilities          133,422       49,304
Net cash provided by (used in)               -------------------------
  operating activities                            50,227   (  187,609)
Cash flows from investing activities
  Purchase of property & equipment            (   33,008)  (   10,945)
  Dividends paid                              (   16,715)           0
  Receipt of deposits                              2,502       23,897
  Investment in HBII timeshare                         0        1,963
Net cash provided by (used in)               -------------------------
  investing activities                        (   47,221)      14,915
Cash flows from financing activities
  Proceeds from notes payable                    100,000            0
  Collection of note receivable                        0            0
  Repayment to related parties                (   45,689)  (   25,364)
                                             -------------------------
Net cash provided by financing activities         54,311       80,230
                                             -------------------------
Net increase (decrease) in cash                   57,317   (   92,464)
Cash at beginning of period                       93,440      245,969
                                             -------------------------
Cash at end of period                        $   150,757   $  153,505
                                             =========================
Supplemental disclosure of
 cash flow information
  Cash paid during the year for interest     $    34,061   $   64,785
                                             =========================

The accompanying notes are an integral part of the consolidated financial statements.

THE CASTLE GROUP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statement (unaudited)

The accompanying consolidated financial statements of The Castle Group, Inc., its wholly owned subsidiaries, Castle Resorts & Hotels, Inc., and KRI, Inc., and KRI, Inc.'s wholly-owned subsidiary, HPR Advertising, Inc. for the three and six months ended January 31, 2000 have been prepared in accordance with generally accepted accounting principles. Our independent public accountants have not audited these consolidated financial statements, but they include all adjustments (consisting of only normal recurring adjustments) that are, in management's opinion, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. The consolidated financial statements of The Castle Group, Inc. and Subsidiary (the "Company") does not include all disclosures associated with annual financial statements and accordingly, should be read in conjunction with the annual consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended July 31, 1999, as filed with the Securities and Exchange Commission. A copy of this report is available from the Company upon request. The results of operations for the six months ended January 31, 2000 are not necessarily indicative of the operating results for the remainder of the year.

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

During the quarter ended October 31, 1998, the Company received a tenant improvement allowance of $56,785 as a result of a contract entered into with its landlord over a 69-month period. The allowance is recognized on a straight-line method over the term of the contract.

PER SHARE DATA-

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share as of January 31, 2000 and 1999, respectively.
                                      Income        Shares     Per Share
                                    (Numerator)  (Denominator)   Amount
THREE MONTHS ENDED 1/31/00:
Basic:
  Net Loss                          $(  543,760)   5,407,031  $(    .10)
Effect of dilutive securities-
  Stock subscriptions,
  options and warrants	                   --           --           --
Diluted
 Net loss and assumed conversions   $(  543,760)   5,407,031  $(    .10)
SIX MONTHS ENDED 1/31/00:
Basic:
  Net Loss                          $(  803,227)   5,407,031  $(    .15)
Effect of dilutive securities-
  Stock subscriptions,
  options and warrants                    --           --           --
Diluted
 Net loss and assumed conversions   $(  803,227)   5,407,031  $(    .15)

THE CASTLE GROUP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statement (unaudited)

                                      Income        Shares     Per Share
                                    (Numerator)  (Denominator)   Amount
THREE MONTHS ENDED 01/31/99:
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

Note that the warrants and options outstanding for the three and six months period ended January 31, 2000 and 1999 were not considered common stock equivalents since they were anti-dilutive.

FURNITURE FIXTURES AND EQUIPMENT-

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

At January 31, 2000 and 1999, property and equipment consisted of the following:
                                           01/31/00       01/31/99
     Office Furniture and Equipment     $    253,967   $    220,958
     Less Accumulated Depreciation       (   186,633)   (   161,277)
                                        -------------  -------------
                                        $     67,334   $     59,681
                                        =============  =============

Depreciation of Office Furniture and Equipment is computed using the declining balance and straight-line methods over the estimated useful life of the assets ranging from five to seven years.

THE CASTLE GROUP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statement (unaudited)

RELATED PARTY TRANSACTIONS-

Hanalei Bay International Investors-

The Company had a hotel management agreement with Hanalei Bay
International Investors ("HBII") to manage the Hanalei Bay Resort
("HBR").  The managing general partner of HBII is also the Chairman and
Chief Executive Officer of the Company.  Under the agreement, the Company was to receive management and incentive fees based on a percentage of gross total revenues and net income respectively.  The Company also received reservation fees based on a percentage of gross room revenues
and a marketing fee based on a percentage of gross revenue.   In March of
1999, HBII sold the HBR and the Company retained a sales, marketing and reservations agreement with the new owners of the HBR. Upon the closing of the sale, the Company was paid in full for various notes payable due from HBII but the sale proceeds were not sufficient to allow the Company to collect on $1,119,975 of other receivables. Under the sale agreement, HBII will participate in the net cashflows generated by the new owners timeshare sales program that will allow the Company to collect its receivable balances from HBII in the future.

Reservation Services-

Reservation services are provided by Hawaii Reservation Center Corporation, wholly owned by a former director who has a 2% interest in the Company. Reservation services expense for the quarters ended January 31, 2000 and 1999 was $226,585 and $228,721 respectively. The Company had a payable balance to Hawaii Reservation Center Corporation of $176,570 and $248,000 as of January 31, 2000 and 1999, respectively.

In March of 2000, the Company entered into an agreement to purchase 100% of the outstanding common stock of Hawaii Reservations Center Corporation, with the closing of the sale to take place within sixty days and contingent upon certain obligations to be performed by the Company. As of March 16, 2000, the Company had not yet satisfied all of the obligations necessary to consummate the purchase of the common stock of Hawaii Reservations Center Corporation. The terms of the agreement call for a cash payment in addition to the issuance of Preferred Stock of the Company.

THE CASTLE GROUP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statement (unaudited)

Due to Related Parties-

The Company had the following related party loan balances as of 01/31/00 and 01/31/99:

                                                     01/31/00  01/31/99
                                                   ---------------------
6% loans from stockholders, due August 1, 1998     $  143,600 $ 166,400
10% loans from director, due March 31, 1999                 0   175,000
10% loans from Officer, due August 15, 2000            54,092   160,236
                                                   ---------------------
                                                   $  197,692 $ 501,636
Less Current Portion                                  162,300   501,636
                                                   ---------------------
Non-current Portion                                $   35,392 $       0
                                                   =====================

LEASE COMMITMENTS-

The Company has leases for office space, vehicles and equipment expiring at various dates through 2004. The office leases are renewable for an additional five years.

In March 1999, the Company signed an agreement to lease and manage a newly constructed hotel in Guam through December 2004. The Company began leasing and managing this resort property in October 1999.

At January 31, 2000, the future minimum rental commitments under these leases were as follows:

          Schedule of minimum lease payments:
                          2000         $  1,408,000
                          2001            2,655,000
                          2002            2,799,000
                          2003            2,894,000
                          2004            2,909,000
                          Thereafter      1,139,000
                                       -------------
                          Total        $ 13,804,000
                                       =============

THE CASTLE GROUP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statement (unaudited)

MANAGEMENT CONTRACTS-

The Company manages several hotels and resorts under agreements expiring at various dates through December 2004. Several of these management agreements contain automatic extensions for periods of 1 to 10 years. Management fees received are based on the revenues and net available cashflows of the hotels' operations as defined in the respective management agreements.

In addition, the Company has sales, marketing and reservations agreements with other hotels and resorts expiring at various dates through December
2000. The Company is in the final negotiating stages for the extension some of these agreements. Several of these agreements contain automatic extensions for periods of one month to three years. Management fees are based on revenues, net available cashflows or commissions as defined in the respective agreements.

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

Funding for the completion of the hotel development was to be provided by the Company's co-lessee. However, as of January 31, 2000, the Company's co-lessee has been unable to fund the completion of the hotel project. The Company is currently in the process of securing an extension of the requirement to open the hotel and is also in the process of securing a replacement for the co-lessee.

RESTRICTED CASH-

Restricted cash consists of cash held in client trust accounts and cash pledged as collateral for an equipment lease.

THE CASTLE GROUP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statement (unaudited)

NOTES RECEIVABLE-

The Company had notes receivable balances as of January 31, 2000 and 1999 as follows:

                                               Jan 2000     Jan 1999
Notes receivable from third party in
monthly installments of $10,000 including
interest at 10% per annum. Real estate is
pledged as collateral                        $   146,200    $ 144,406
Notes receivable from related parties                  0      435,000
                                             -------------------------
                                                 146,200      579,406
Less current portion                             110,300      579,406
                                             -------------------------
Non-current portion                          $    35,900    $       0
                                             =========================
COMMON STOCK WARRANTS-

In June 1998, the Company issued warrants to acquire up to 187,500 shares of common stock for $2.00 per share, exercisable through June 2003 in exchange for certain loans made to the Company. No warrants were exercised as of January 31, 2000. The Warrants issued includes warrants to acquire up to 87,500 shares of common stock exercisable by a director of the Company.

In May 1994, the Company issued warrants to acquire up to 25,000 shares of common stock for $1.25 per share, exercisable through May 1999 in exchange for consulting services rendered. During 1999, these common stock warrants were exercised on a net basis, resulting in the issuance of 12,244 shares of the Company's common stock.

COMMON STOCK OPTIONS-

In May 1997, the Company, as part of a renegotiation of its reservation services agreement, granted an option to purchase 50,000 shares of the Company's common stock at a price of $2.00 per share to Hawaii Reservations Center Corp., which is wholly owned by a former director of the Company. The option may be exercised between May 1997 and 2002 and had not been exercised as of January 31, 2000.

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

In February and March of 2000, the Company issued an additional 2,000 shares of preferred stock which resulted in the proceeds of $200,000.

RESTRICTED COMMON STOCK-

In July 1999, the Company issued 22,500 shares of restricted common stock as compensation to an employee. The Company recorded payroll and benefits expense of approximately $40,781 based on the fair market value of the Company's common stock on the date of issuance ($1.8125 per share at July 30, 1999). The holder of these shares is prohibited from selling these shares in normal public trading.

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

LITIGATION-

There are various claims and lawsuits pending against the Company involving complaints that are normal and reasonably foreseeable in light of the nature of the Company s business. In the opinion of management, the resolution of these claims will not have a material adverse effect on the Company's consolidated financial position, results of operations or
liquidity.   There were no new lawsuits filed against the Company during the quarter ended January 31, 2000.

THE CASTLE GROUP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statement (unaudited)

NOTES PAYABLE-

At January 31, 2000 and 1999, notes payable consisted of the following:

                                                    01/31/00    01/31/99
                                                   ----------------------
$300,000 line of credit from a bank with drawings
due February 18, 1999, with interest (10.5% at
January 31, 1999) at 2.0% above the bank's base
rate.  The Company's accounts receivable were
pledged as collateral and the Chief Executive
Officer and several of the Company's Directors
are guarantors.                                    $       0   $ 300,000

$250,000 line of credit from a bank with drawings
due on April 1, 1999, with interest at 10.5% per
annum.  The Company's furniture and equipment were
pledged as collateral and the Company's Chief
Executive Officer is a guarantor.                          0     250,000

Notes payable to various individuals with
interest accruing at 10% per annum.  Principal
and any unpaid interest due on March 31, 1999.
In connection with the notes, certain common
stock warrants were issued.                                0     200,000


Term loan payable to a bank at an interest rate
of 9.25% with monthly payments of $8,352.  The
balance of the loan and unpaid interest is due on
May 25, 2004.  The Company's furniture, fixtures
and equipment are pledged as collateral and the
Chief Executive Officer is a guarantor.              357,800           0

Original $250,000 line of credit from a bank was
amended and reduced to $200,000 on May 25, 1999.
Drawings are due on June 30, 2000, with interest
(9.75% at January 31, 2000) at 1.75% above the
bank's base rate.  The Company's accounts
receivable, furniture, fixtures and equipment
are pledged as collateral and the Company's
Chief Executive Officer is a guarantor.              200,000           0
                                                   ----------------------
                                                     557,800     750,000
Less current portion                                 273,300     750,000
                                                   ----------------------
Notes Payable, current                             $ 284,500   $       0
                                                   ======================

THE CASTLE GROUP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statement (unaudited)

INCOME TAXES-

Significant components of the Company's deferred tax assets and liabilities at January 31, 2000 and 1999 are:

                                                01/31/00	  01/31/99
                                             ---------------------------
   Deferred tax assets-
       Vacation Pay                          $     8,000    $     7,000
       Noncompetition agreement                  197,000        219,000
       Deferred Income                            21,000         32,000
       Net Operating Loss Carryforward           920,000        834,000
                                             ---------------------------
   Deferred tax asset                          1,146,000      1,092,000
   Deferred tax liability-
       Property and equipment                 (    5,000)    (    8,000)
                                             ---------------------------
   Net Deferred Tax Asset                      1,141,000      1,084,000
        Valuation Allowance                   (1,141,000)    (1,084,000)
                                             ---------------------------
                                             $     --        $    --
                                             ===========================

The Company has a net operating loss carryforward for income tax purposes of $2,299,057 at July 31, 1999 that expires at various dates through fiscal year 2019.

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

GENERAL-

The Company is a Utah corporation which earns its revenues primarily by providing management, reservations, and sales and marketing services to hotels and resorts. The Company currently operates within the State of Hawaii, the Commonwealth of Saipan, the Territory of Guam and on the island of Chuuk under the trade names "Hawaiian Pacific Resorts," and Castle Resorts and Hotels."

The Company's revenues are derived from management fees, sales and marketing fees, reservation fees, accounting fees, commissions, incentive fees and other fees from the properties it represents pursuant to the terms and conditions of its management contracts. For the fiscal year ending July 31, 2000, in addition to the fees described, the Company also earns revenues from transient and other hotel related income from its leased hotel. Except for the leased hotel, the revenues of the properties managed by the Company are not recorded as revenues of the Company.

The Company's operating expenses are comprised of labor, reservation services fees and other costs associated with operating as a management company. In addition to the expenses described, the Company also records the expenses associated with operating a leased hotel. Except for the leased hotel, the expenses of the properties managed by the Company are not recorded as expenses of the Company.

As of January 31, 2000, the Company had 28 contracts covering 3,000 rooms, with 2,669 rooms located within the State of Hawaii and the balance of the rooms situated throughout the Pacific Basin. Under the contracts, the Company is typically responsible for the supervision and day-to-day operations of the property in exchange for a base management fee based on gross revenues. In some cases, the Company also participates in the profits of the properties it manages by earning an incentive fee based on the net operating profits of the managed property. Sales and marketing and reservation fees earned from the properties are based on the gross revenues of the property. The Company is also reimbursed for direct advertising and marketing expenditures it makes on behalf of the property, all in accordance with the terms and conditions of the respective management contracts. The Company also earns commissions and other fees from the properties managed by providing centralized purchasing services to the hotel owners. Under these arrangements, the net savings to the property owner from centralized purchasing are shared between the Company in the form of commissions and to the property owner in the form of cost savings.

Hotel operating revenues consist of revenues from a property located in Guam that the Company leases. Under this arrangement, the Company records as its own revenues the entire property revenues including hotel transient rental income as well as the total expenses incurred to operate the property. The property partially opened for business on October 22, 1999, with 37 available rooms. The remaining 170 rooms are in the process of completion and shall be turned over to the Company for hotel operations as they are completed. On February 29, 2000, substantially all of the rooms were completed and were made available for hotel rentals.

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

As of January 31, 2000, it is uncertain as to whether the co-lessee of the property has the financial resources to fund the reconstruction of the property. The reconstruction of the property is a condition of the lease agreement and the Company is in the process of securing a replacement for the co-lessee. If the Company and/or its co-lessee cannot obtain an extension of time to complete the project under the terms of the lease agreement and if the current co-lessee cannot complete the project or a suitable replacement co-lessee cannot be found, the lease agreement may be cancelled by the lessor.

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

The Company has also entered into an agreement to purchase all of the stock of Hawaii Reservations Center Corp. The purchase is contingent upon certain obligations being fulfilled by the Company prior to April
30, 2000. The purchase of the stock shall be financed through a combination of the issuance of the Company's preferred stock, conventional or private financing. Management has entered in to the purchase contract based on projections and although no assurances may be given, management is confident that the purchase of the reservations center would greatly reduce the operating expenses of the Company. In addition to reducing the operating expenses, management will endeavor to customize and standardize the reservations function to more effectively service the needs of the properties represented by the Company. Management plans to have the reservations center allow for real-time online bookings through the internet.

Management is currently in the process of updating its website on the internet and following the consummation of the purchase of the reservations center, the Company plans to update its website to allow users to book reservations by directly accessing the reservations database. It is management's belief that direct bookings over the internet shall increase substantially in the future and the planned website of the Company shall allow users a simple and easy means of booking reservations. The redesigned website shall have added features to promote specials, distressed inventory sales, virtual property tours and itinerary planning. Management may also integrate its website with other travel related businesses such as airlines, attractions and tours in order to provide a one-stop website for clients to book all of their travel related reservations.

In March of 2000, the Company entered into a marketing agreement with Japan Airlines ("JAL") to promote certain properties represented by the Company. JAL is Japan's largest airline carrier, providing over 60% of the total lift capacity from Japan to Hawaii with 12 daily flights. The Company is the first regional hotel affiliate of JAL, as all of their previous affilations have been with worldwide brands such as Hilton, Hyatt etc. The Company will participate in: 1) JAL's mileage bank program, providing exposure to 6.6 million frequent flyers; 2) JAL's World Hotel Program, which links 15,000 reservations terminals and 7,000 Japan travel agencies in 32 JAL branches and over 35 JAL over-seas offices; and 3) JAL discount program which offers discounts of retail rates to the 6.6 million frequent flyers. Although no assurances may be given, management believes that the affiliation with JAL shall result in large increases in hotel reservations for the selected properties.

RESULTS OF OPERATIONS-


FOR THE QUARTERS ENDED JANUARY 31, 2000 AND 1999

SALES

For the quarters ended January 31, 2000 and 1999, the Company had total revenues of $814,566 and $1,039,249, respectively, a decrease of $224,683 or 22%. The decrease in revenues for the quarter ended January 31, 2000 as opposed to the prior year is attributed to the loss of two management contracts and the renegotiation of two other management contracts. In addition, the Company experienced a shortfall of reservations due to the Y2K phenomena, as travelers refrained from travel during the change in the millennium.

COSTS AND EXPENSES

Operating expenses for the quarters ended January, 2000 and 1999 were $1,339,104 and $1,159,638, respectively, an increase of $179,466 or 15%.
The increase in operating expenses is attributed to the operating and pre-opening costs in the amount of $304,851 associated with the Company's leased hotely in Guam. The property contains 207 rooms, of which 37 were opened on October 22, 1999. The Company incurred expenses associated with hiring and training employees, sales & marketing, administrative payroll and other pre-opening expenses. Such costs were expensed as incurred.

Management related operating expenses for the quarters ended January, 2000 and 1999 were $1,034,253 and $1,159,638, respectively, a decrease of $123,385 or 11%. The decrease in operating expenses is attributed to a restructuring of the operating personnel and other operating expenses.

Payroll and benefits decreased by $84,070, or 15% as a result of the Company reducing its staffing in accordance with the restructuring of operating personnel.

Rent expense decreased by $7,772, or 8% for the quarter ended January 2000 as compared to the prior year due to the Company renegotiating its office lease in September 1998. The renegotiation resulted in a decrease in the base monthly rental paid by the Company to its landlord.

Travel and entertainment decreased by $16,664, or 61% for the quarter ended January 2000 as compared to the prior year due to the absence of travel related expenses associated with the Company's underwriting of its stock during the fiscal year ended July 31, 1999. During the quarter ended January 31, 1999, the Company also expended funds for travel to various areas in the Pacific Basin in order to investigate expansion plans into that region.

Taxes for the quarter ended January 31, 2000 decreased by $16,328 or 37% when compared to the prior year due to the decrease in revenues. State of Hawaii sales taxes are assessed against gross income and due to the decrease in revenues, the amount of taxes declined.

Advertising and marketing expenses increased by $16,336 or 42% for the quarter ended January 31, 2000 when compared to the prior year due to an expansion in the number of trade shows scheduled by the Company. The increase in the trade show schedule is a result of the Company expanding its presence in the Pacific Rim area which necessitates the Company attending conferences and trade shows that showcase areas other than the State of Hawaii.

Outside sales offices decreased by $10,392 or 20% as compared to the quarter ended January 31, 1999 as a result of the Company restructuring it's satellite sales offices located on the mainland U.S. during the quarter.

Insurance expense increased by $8,370 or 46% for the quarter ended January 31, 2000 as compared to the prior year due to the Company adding coverage for its foreign operations in Guam, Chuuk and Saipan.
Additionally, the Company experienced an increase in premiums for its directors & officers' coverage.

Interest expense decreased by $12,404, or 65% for the quarter ended January 31, 2000 as compared to the prior year due to decreased borrowing by the Company to fund its operating and expansion costs. In addition, certain notes payable to various individuals and directors of approximately $500,000 were retired with the proceeds received from HBII upon the sale of the Hanalei Bay Resort in March of 1999.

NET INCOME

The Company reported net losses of $543,760 and $152,015 for the quarters ended January 31, 2000 and 1999, respectively, an increase of $391,745.

As discussed previously, the decrease in profitability is primarily attributed to the loss of two managed properties and the renegotiation of two other contracts, the shortage of reservations associated with Y2K and pre-opening expenses of the Company's leased property located in Guam of $304,851 against revenues of $133,613, representing $171,238 of the net loss for the quarter.

LIQUIDITY AND CAPITAL RESOURCES-

As of January 31, 2000, total current assets were $2,206,187 and consisted primarily of $1,051,963 in accounts receivable and $428,316 in due from related parties. Total current liabilities were $2,982,005 leaving a net working capital deficit of $775,818. The Company's primary sources of working capital are cash flows from borrowings and the proceeds from the issuance of the Company's preferred stock.

Net cash provided by operations was $50,227 for the six months ended January 31, 2000 as compared to net cash used in operations of $187,609 for the prior year. Net cash used in investing activities was $47,221 as compared to net cash provided by investing activities of $14,915 for the six months ended January 31, 2000 and 1999, respectively. Net cash provided by financing activities was $57,317 for the six months ended January 31, 2000 as compared to $80,230 for the prior year.

In March and April of 1999, the Company was successful in raising additional equity through the issuance of its Preferred Stock. The Preferred Stock has a $100 par value and each share is convertible into
33.33 shares of the Company's Common Stock at a price of $3.00 per share. Dividends are payable semi-annually, commencing July 15, 1999 at the rate of $7.50 per annum per share. As of January 31, 2000, the Company issued 8,550 shares of the Preferred Stock and received net proceeds totaling $820,188. In December of 1999, the Company, with the consent of the preferred stockholders, amended the preferred stock memorandum to eliminate the ability of the holders to redeem the shares. On January 15, 2001, the preferred stock is redeemable at the option of the Company at a redemption price of $100 per share plus accrued and unpaid dividends. The Company raised an additional $200,000 through the issuance of preferred stock as of March 16, 2000.

The Company had unrestricted cash of $150,757 and $153,505 at January 31, 2000 and 1999, respectively.

The Company has a $200,000 line of credit that is guaranteed by the Chairman and Chief Executive Officer of the Company. At January 31, 2000, the Company had fully drawn against the line of credit.

In May of 1999, the Company obtained a term loan for $400,000 from a local bank. The term loan is personally guaranteed by the Chairman and Chief Executive Officer of the Company. The term loan is due and payable in May of 2004 and calls for a monthly payment of $8,352.

The Company had a net working capital deficit of $775,818 and net working capital of $57,826 as of January 31, 2000 and 1999, respectively.

As of January 31, 2000 net working capital included due to related parties in the amount of $162,300. Also included in net working capital is $90,833 in deferred income related to a signing bonus paid to the Company by one of its vendors in July 1998, free office rent and a tenant improvement allowance which was received from the landlord of the Company's corporate offices. The deferred income is being amortized over the lives of the agreements.

The Company has, in the past, met its financial obligations through its line of credit, the issuance of notes to the former stockholders of KRI, Inc., a private placement of stock in 1997 and the issuance of preferred stock in 1999 and 2000.

In November of 1998, Hanalei Bay International Investors ("HBII") entered into an agreement for the sale of its interest in the Hanalei Bay Resort. The sale was initially scheduled to close in December of 1998 and after various delays, the sale closed in March 1999. Upon the sale, the Company received payment of its note receivable in the amount of $435,000 and subsequently used part of the proceeds to retire notes payable of $200,000 and amounts due to related parties of $264,998. At January 31, 2000, the Company had a receivable balance of $1,063,853 related to fees, interest and reimbursements. The sale proceeds received by the owners of HBII were not sufficient to satisfy all of the claims of its creditors upon the closing of the sale. The Company did not collect its receivable from the initial sale proceeds. Under the terms and conditions of the HBII Sale Agreement, HBII shall be entitled to a percentage of the future cashflows received upon the sale of timeshare intervals that the new owner of the Hanalei Bay Resort shall receive. The Company shall receive payments to be applied to the receivable balance from the future cashflows received by HBII from the new owners of the Hanalei Bay Resort. Although no assurance can be given, management is confident that the future cashflows received by HBII will allow the full repayment to the Company for all amounts due from HBII.

The Company is also continuing in its effort of raising additional equity through the private placement of its Preferred Stock. As of January 31, 2000, the Company was successful in acquiring $855,000 in equity through the private placements. In February and March of 2000, the company was successful in acquiring an additional $200,000. Although no assurances can be given, management is confident that it shall be successful in raising additional capital to fund its operations on an as needed basis through the private placement of the Preferred Stock.

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

PLAN OF OPERATION

The Company is one of the leading regional hotel and resort management companies in the State of Hawaii. At January 31, 2000, the Company had 28 management or sales, reservations and marketing contracts covering 3,000 rooms.

The properties represented by the Company appeal to a wide variety of the public market as the Company manages a wide spectrum of property types from the luxury condominium resorts with room rates of $1,000 to the small budget inns with room rates of $40. The Company believes that the availability of differing product lines appeals to all levels of business or leisure traveler.

The Company has experienced significant growth since it began operations in November of 1993. From inception to January 31, 2000, the number of contracts has more than doubled, from 13 to 28 and the number of rooms managed also increased from 1,684 to 3,000.

In January of 1999, the Company signed and was approved as a co-lessee by the government of the Cook Islands. The property is currently not in operation, having been abandoned by its previous developer after completing approximately 85% of the project. Based upon estimates received by construction experts in the area, the property is valued in excess of $25,000,000.

As of January 31, 2000, it is uncertain as to whether the co-lessee of the Company has the financial resources to fund the reconstruction of the property. The reconstruction of the property is a condition of the lease agreement and the Company is in the process of securing a replacement for the co-lessee. If the current co-lessee cannot complete the project or if a suitable replacement co-lessee cannot be found, the lease agreement may be cancelled by the lessor. Management is currently negotiating with the property owner for an extension of the time required to open the hotel. Although no assurance can be given, management believes that it will be successful in negotiating an extension, securing a replacement co-lessee and that it will also sign a contract for the management of the property once construction is completed. Based on preliminary projections, management believes, although no assurances can be given, that the property shall be profitable and the management fees earned by the Company will be substantial.

In April of 1999, the Company acquired the lease for a new property located in Guam. The property is currently in the final phases of construction and opened partially for business in October of 1999. As of the quarter ended January 31, 2000, the Company has expended substantial amounts of funds in sales & marketing and other pre-opening expenses.
The property opened for business on October 22, 1999 with 37 rooms available for transient rentals while the remaining 170 rooms were in various stages of completion. The revenues for the quarter ended January 31, 2000 were insignificant compared to the funds expended for the pre-opening of the project, due to the fact that not all of the rooms were available and that there was visible construction going on at the property, prohibiting the Company from accepting reservations for Japanese business. Pre-opening expenses of $304,851 were incurred during the months of November 1999 to January 2000 and have been expensed in the Consolidated Statement of Operations. As of February 29, 2000, the rooms of the property have been substantially completed. Based on preliminary projections, although no assurances can be given, management believes that the property shall be profitable and that the fees earned by the Company on this property will be substantial.

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

With the increase in management contracts, the number of hotel and resort employees that the Company will supervise may increase significantly.
The Company is presently negotiating for both small budget hotels and large luxury condominium resorts and therefore, it is impossible at this time to predict the number of additional employees that it will supervise or that it will be required to hire for the hotels and resorts during the next fiscal year. At January 31, 2000, the Company employed approximately 600 employees and managed an additional 300 on behalf of the property owners.

On July 31, 1995, the Company invested $100,000 into a reorganization plan instituted by HBII. Under terms of the HBII reorganization plan, the eighty-seven units owned by HBII will be sold under a timeshare plan and investors in the timeshare plan may receive up to four times their investment over the life of the timeshare plan. As of January 31, 2000, the Company has received a total of $175,516 from this investment. Of the funds received, $43,879 represents a return of the initial investment and $131,637 represents a gain to the Company. Although no assurance can be given, management is confident that it will be able to collect the remaining principal balance of this investment through the timeshare proceeds received by HBII (See "Related Parties").

YEAR 2000

The "Year 2000" issue is the result of computer programs using two digits, rather than four, to define the applicable year. The failure of such programs to recognize the year 2000 as such could result in systems failures and miscalculations. The Company and the third parties with whom it does business rely on numerous computer programs in their daily operations.

To the best of its knowledge, the Company believes that neither it nor any of its customers or key suppliers experienced any adverse impact due to Year 2000 problems.


PART II     OTHER INFORMATION

Item 4.     SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

There were no matters voted on by the Security Holders of the Company during the quarter ended January 31, 2000.

Item 5.     OTHER INFORMATION

There is no other information being reported for the current quarter.

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

There were not reports on Form 8-K filed during the quarter ended January 31, 2000.

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

6.14 Extension of Revolving Line of Credit Agreement dated December 18, 1995 between The Castle Group, Inc., KRI,
       Inc., Castle Resorts & 	Hotels, Inc., and Hawaii
       National Bank incorporated by reference to Exhibit
       to the Company's Annual Report on Form 10-KSB for the
       year ended July 31, 1996.                                 *

6.15   Extension of Revolving Line of Credit Agreement
       dated January 18, 1996 between The Castle Group, Inc.,
       KRI, Inc., Castle Resorts & Hotels, Inc., and Hawaii
       National Bank incorporated by reference to Exhibit
       6.15 to the Company's Annual Report on Form 10-KSB
       for the year ended July 31, 1996.                         *

6.16   Extension of Revolving Line of Credit Agreement dated
       June 5, 1996 between The Castle Group, Inc., KRI,
       Inc., Castle Resorts & Hotels, Inc., and Hawaii
       National Bank incorporated by reference to Exhibit
       to the Company's Annual Report on Form 10-KSB for the
       year ended July 31, 1996.                                 *

6.17   Extension of Revolving Line of Credit Agreement
       dated December 11, 1996 between The Castle Group,
       Inc., KRI, Inc., Castle Resorts & Hotels, Inc., and
       Hawaii National Bank incorporated by reference to
       Exhibit 6.17 to the Company's Annual Report on Form
       10-KSB for the year ended July 31, 1997.                  *

6.18   Extension of Revolving Line of Credit Agreement
       dated March 5, 1997 between The Castle Group, Inc.,
       KRI, Inc., Castle Resorts & Hotels, Inc., and Hawaii
       National Bank incorporated by reference to Exhibit
       to the Company's Annual Report on Form 10-KSB
       for the year ended July 31, 1997.                         *

6.19   Extension of Revolving Line of Credit Agreement
       dated June 30, 1997 between The Castle Group, Inc.,
       KRI, Inc., Castle Resorts & Hotels, Inc., and Hawaii
       National Bank incorporated by reference to Exhibit
       to the Company's Annual Report on Form 10-KSB
       for the year ended July 31, 1997.                         *

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

6.31 Amendment of promissory note dated January 15, 1998 between the Company and Michael S. Nitta extending the due date on the note to July 15, 1998, incorporated by reference to Exhibit 6.31 to the Company's quarterly report on form 10-QSB for the quarter ended April 30,
       1998.                                                    *

6.32   Letter from City Bank extending the due date on the
       $250,000 line of credit to 08/19/98, incorporated by
       reference to Exhibit 6.32 to the Company's form 10Q-SB
       for the quarter ended April 30, 1998.                    *

6.33 Amendment of Lease between The Castle Group, Inc. and Hirano Enterprises effective 4/1/98, incorporated by reference to Exhibit 6.33 to the Company's form 10Q-SB
       for the quarter ended April 30, 1998.                    *

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

6.36   Form of Common Stock Purchase Warrants dated 6/30/98
       between the Company and Judvhir Parmar for 87,500
       shares, K. Roger Moses for 25,000 shares, Gary J.
       Stevens for 25,000 shares, Susanne L. Blankley for
       25,000 shares, and Thomas S. Blankley for 25,000
       shares. Incorporated by reference to exhibit 6.36 to
       the Company's form 10K-SB for the year ended 7/31/98.    *

6.37   Promissory note dated August 13, 1998 in favor of
       the Company from Fortress LLC for $250,000.
       Incorporated by reference to exhibit 6.37 to the
       Company's form 10K-SB for the year ended 7/31/98.        *

6.38   Promissory note in favor of the Company from
       Hanalei Bay International Investors for $435,000
       dated July 31, 1998. Incorporated by reference to
       exhibit 6.38 to the Company's form 10K-SB for the
       year ended July 31, 1998.                                *

6.39   Promissory note dated July 15, 1998 between the
       Company and Kelvin M. Bloom for $118,800
       incorporated by reference to exhibit 6.39 to the
       Company's form 10K-SB for the year ended 7/31/98.        *

6.40   Promissory note dated 7/15/98 between the Company
       and Michael S. Nitta for $48,800. Incorporated
       by reference to exhibit 6.40 to the Company's form
       10K-SB for the year ended July 31, 1998.                 *

6.41   Letter of extension from Hawaii National Bank
       extending the due date on the $300,000 line of
       credit to December 20, 1998. Incorporated by
       reference to exhibit 6.41 to the Company's form
       10K-SB for the year ended July 31, 1998.                 *

6.42   Letter of extension from City Bank extending the
       due date on the $250,000 line of credit to December
       31, 1998. Incorporated by reference to exhibit 6.42
       to the Company's form 10K-SB for the year ended
       July 31, 1998.                                           *

6.43   Private Offering Memorandum for the issuance of the
       Company's Series "A" Preferred Stock. Incorporated
       by reference to exhibit 6.33 to the Company's form
       10Q-SB for the quarter ended April 30, 1999.             *

6.44   Amendment To Private Offering Memorandum for the
       issuance of the Company's Series "A" Preferred Stock
       incorporated by reference to exhibit 6.44 to the
       Company's form 10Q-SB for the quarter ended October
       31, 1999.                                                *


DESCRIPTION OF EXHIBITS

    See item 1 above.

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   THE CASTLE GROUP, INC.
                                   (Registrant)


March 16, 2000                     /s/    Rick Wall
                                  ---------------------------
                                   Chairman of the Board and
                                   Chief Executive Officer



March 16, 2000	                    /s/ Michael S. Nitta
                                  --------------------------
                                   Chief Financial Officer