Form 10QSB
period 2000-04-30
CASTLE GROUP INC
filed 2000-06-20
CIK 918543

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

                       	Yes [ x ]       No [   ]

Number of shares outstanding of each of the Registrant's classes of stock, as of June 15, 2000:

              	Common stock, $.02 par value - 5,537,031

Transitional Small Business Disclosure Format (check one):

                       	Yes [ x ]       No [   ]








Page 1 of 34 sequentially numbered pages

                         THE CASTLE GROUP, INC.
                              FORM 10-QSB
                           TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Balance Sheets as of April 30, 2000
 and 1999 (unaudited)                                             3

Consolidated Statements of Operations for the three and nine
 months ended April 30, 2000 and 1999 (unaudited)                 4

Consolidated Statements of Cash Flows for the nine
 months ended April 30, 2000 and 1999 (unaudited)                 5

Notes to Consolidated Financial Statements (unaudited)            6

Item 2. Management's Discussion and Analysis of Financial
 Condition and Results of Operations                             16



PART II. OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders      24


Item 5. Other Information                                        24


Item 6.  Exhibits and Reports on Form 8-K                        25


SIGNATURES                                                       32

PART 1 - FINANCIAL INFORMATION, Item 1 - Financial Statements
THE CASTLE GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets - April 30, 2000 and 1999 (Unaudited)
ASSETS                                              April 2000   April 1999
Current Assets
 Cash                                              $    45,702  $   151,416
 Accounts receivable, net                            1,625,607    1,320,444
 Prepaid expenses                                      335,190      123,143
 Restricted cash                                        19,941       19,941
 Notes receivable, current                             114,810      144,406
 Due from related parties                              426,469    1,073,056
                                                   -------------------------
Total Current Assets                                 2,567,719    2,832,406
Furniture, fixtures & equipment, net                    77,578       53,531
Intangible Assets, net                                 561,307            0
Other Assets:
 Due from related parties, non-current                 691,658       56,121
 Deposits                                              211,238      181,750
                                                   -------------------------
  Total Other Assets                                   902,896      237,871
                                                   -------------------------
TOTAL ASSETS                                       $ 4,109,500  $ 3,123,808
                                                   =========================
LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
 Accounts payable                                  $ 2,083,712  $   902,426
 Vacation payable                                       75,474      103,281
 Wages payable                                          82,571       86,507
 Taxes payable                                          54,484       26,835
 Due to related parties, current                       255,200      213,025
 Notes payable, current                                323,300      225,000
 Deferred income                                        92,762       26,667
 Other accrued liabilities                             393,695      356,038
                                                   -------------------------
Total Current Liabilities                            3,361,198    1,939,779
Notes payable, non-current                             392,527            0
Due to related parties, non-current                    229,473       48,977
Deferred income                                         46,993      139,625
                                                   -------------------------
Total Liabilities                                    4,030,191    2,128,381
Stockholders' Equity (Deficiency)
 Common stock, $.02 par value, 20,000,000 shares
 authorized, 5,537,031 and 5,311,130 issued and
 outstanding, respectively                             110,741      106,223
 Common stock held by lessor                        (  111,641)           0
 Preferred stock, $100 par value 50,000 shares
  authorized, 12,550 & 8,550 shares issued and
  outstanding, respectively                          1,255,000      858,363
 Capital in excess of par value                      2,893,856    2,501,000
 Accumulated Deficit                                (4,068,647)  (2,470,159)
                                                  --------------------------
Total Stockholders' Equity                              79,309      995,427
Total Liabilities and                             --------------------------
 Stockholders' Equity (Deficiency)                $  4,109,500 $  3,123,808
                                                  ==========================
The accompanying notes are an integral part of the consolidated financial statements.

THE CASTLE GROUP, INC. AND SUBSIDIARIES
Consolidated  Statements of Operations
for the three and nine months ended April 30, 2000 and 1999
(Unaudited)

                               Three Months Ended          Nine Months Ended
                              Apr 2000       Apr 1999    Apr 2000      Apr 1999
                             ------------ ------------ ------------ ------------
Revenues
 Management fees             $   788,735  $ 1,167,193  $ 2,205,939  $ 2,900,688
 Hotel Operating Revenues        389,019            0      525,303            0
 Other Income                     90,033      163,079      329,818      589,429
                             ------------ ------------ ------------ ------------
Total Revenues                 1,267,787    1,330,272    3,061,060    3,490,117
                             ------------ ------------ ------------ ------------
Expenses
 Payroll and benefits            427,248      586,396    1,405,867    1,675,494
 Hotel Operating Expenses        788,455            0    1,261,692            0
 Professional fees            (   10,906)       7,963       53,841       83,433
 Reservation services            214,423      243,417      671,685      729,506
 Depreciation & Amortization      22,247        6,150       34,397       21,136
 Rent                             78,681       90,097      254,225      286,686
 Travel and entertainment     (   43,238)      30,662        1,219      104,388
 Office expense                   11,007       20,085       31,297       51,320
 Utilities                         8,772       12,003       31,443       37,310
 Taxes, other than income         35,625       50,220      102,536      139,477
 Advertising and marketing        30,231       48,763      119,761      120,900
 Outside sales offices            22,368       39,512      104,783      126,557
 Insurance                        25,301       17,879       79,111       53,288
 Other                            10,635        4,010       31,431       30,351
                             ------------ ------------ ------------ ------------
Total Expenses                 1,620,849    1,157,157    4,183,288    3,459,846
                             ------------ ------------ ------------ ------------
Income (loss) from operations(   353,062)     173,115   (1,122,228)      30,271

Other Expenses
 Interest Expense                 18,962       29,715       53,023       94,498
                             ------------ ------------ ------------ ------------
Net Income (Loss)            $(  372,024) $   143,400  $(1,175,251) $ (  64,227)
                             ============ ============ ============ ============

Per Share Data
Basic Earnings
  Net Income (Loss)          $(      .07) $       .03  $(      .21) $(      .01)
                             ============ ============ ============ ============
Diluted Earnings
  Net Income (Loss)          $(      .07) $       .03  $(      .21) $(      .01)
                             ============ ============ ============ ============

The accompanying notes are an integral part of the consolidated financial statements.

THE CASTLE GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the nine months ended April 30, 2000 and 1999
(Unaudited)
                                                  Nine Months Ended
                                               04/30/2000   04/30/1999
                                              -------------------------
Cash flows from operating activities
Net loss                                      $(1,175,251)  $(  64,227)
Adjustments to reconcile net loss to net
cash used in operating activities-
 Depreciation and amortization                     34,397       21,136
Changes in assets and liabilities-
 Increase in accounts receivable               (  338,315)  (  307,026)
 Increase in due from related parties                   0   (  228,258)
 Increase in prepaid expenses                  (  170,523)  (  101,069)
 Increase (Decrease) in deferred charges       (   21,620)      86,292
 Increase in accounts payable                   1,166,590       13,019
 Increase in taxes payable                         28,855          476
 Increase (Decrease) in other liabilities      (   59,630)      78,581
                                              -------------------------
Net cash used in operating activities          (  535,497)  (  501,076)
Cash flows from investing activities
 Purchase of property & equipment              (   50,331)  (   10,945)
 Deposits made                                 (   27,957)  (  180,000)
 Purchase of Hawaii Reservations Center        (  350,000)           0
 Receipt of deposits                                    0       23,897
 Investment in HBII timeshare                           0        2,787
                                              -------------------------
 Net cash used in investing activities         (  428,288)  (  164,261)
Cash flows from financing activities
 Proceeds from issuance of preferred stock        400,000      820,188
 Dividends on preferred stock                  (   16,715)           0
 Proceeds from notes payable                      275,000            0
 Repayment of notes payable                    (   55,078)  (  525,000)
 Collection of note receivable                     31,389      540,594
 Loans from related parties                       300,000            0
 Repayment to related parties                  (   20,601)  (  264,998)
                                              -------------------------
Net cash provided by financing activities         913,995      570,784
                                              -------------------------
Net decrease in cash                           (   43,738)  (   94,553)
Cash at beginning of period                        93,440      245,969
                                              -------------------------
Cash at end of period                         $    45,702   $  151,416
                                              =========================
Supplemental disclosure of
 cash flow information
  Cash paid during the year for interest      $    53,023   $   94,499
                                              =========================
Supplemental disclosure of non-cash flow
 related information
  Stock issued to acquire management
   contract                                   $  227,500    $        0
                                              =========================
The accompanying notes are an integral part of the consolidated financial statements.

THE CASTLE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

The accompanying consolidated financial statements of The Castle Group, Inc., its wholly owned subsidiaries, Castle Resorts & Hotels, Inc.,
Hawaii Reservations Center Corp., and KRI, Inc., and KRI, Inc.'s wholly-owned subsidiary, HPR Advertising, Inc. for the three and nine months ended April 30, 2000 have been prepared in accordance with generally accepted accounting principles. Our independent public accountants have not audited these consolidated financial statements, but they include all adjustments (consisting of only normal recurring adjustments) that are, in management's opinion, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. The consolidated financial statements of The Castle Group, Inc. and Subsidiaries (the "Company") does not include all disclosures associated with annual financial statements and accordingly, should be read in conjunction with the annual consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended July 31, 1999, as filed with the Securities and Exchange Commission. A copy of this report is available from the Company upon request. The results of operations for the nine months ended April 30, 2000 are not necessarily indicative of the operating results for the remainder of the year.

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

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires the recognition of all derivative instruments as either assets or liabilities in the statement of financial position and measurement of those derivative instruments at fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133." The original effective date for SFAS No. 133 was for all fiscal years beginning after June 15, 1999. As a result of SFAS No. 137, the effective date for SFAS No. 133 is for all fiscal quarters of all fiscal years beginning after June 15, 2000. As the Company does not invest in derivative instruments or participate in hedging activities, the adoption of this standard is not expected to have an effect on the Company's consolidated financial statements.

THE CASTLE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

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

PER SHARE DATA-

The following is a reconciliation of the numerators and denominators used to calculate the Company's basic and diluted earnings per share for the periods indicated:
                                      Income        Shares     Per Share
                                    (Numerator)  (Denominator)   Amount
THREE MONTHS ENDED 04/30/00:
Basic:
  Net Loss                          $(  372,024)   5,537,031  $(    .07)
Effect of dilutive securities-
  Stock subscriptions,
  options and warrants	                   --           --           --
Diluted
 Net loss and assumed conversions   $(  372,024)   5,537,031  $(    .07)
NINE MONTHS ENDED 04/30/00:
Basic:
  Net Loss                          $(1,175,251)   5,537,031  $(    .21)
Effect of dilutive securities-
  Stock subscriptions,
  options and warrants                    --           --           --
Diluted
 Net loss and assumed conversions   $(1,175,251)   5,537,031  $(    .21)

Note that the warrants and options outstanding for the three and nine month periods ended April 30, 2000 were not considered common stock equivalents since they were anti-dilutive.

THE CASTLE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)


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

At April 30, 2000 and 1999, property and equipment consisted of the following:
                                           04/30/00       04/30/99
     Office Furniture and Equipment     $    270,286   $    220,958
     Less Accumulated Depreciation       (   192,708)   (   167,427)
                                        -------------  -------------
                                        $     77,578   $     53,531
                                        =============  =============
Depreciation of Office Furniture and Equipment is computed using the declining balance and straight-line methods over the estimated useful life of the assets ranging from five to seven years.

INTANGIBLE ASSETS-

Intangible assets consist of goodwill and contract acquisition costs. The goodwill represents the excess of the purchase price over the fair market value of the net assets aquired relative to the Company's acquisition on April 30, 2000 of 100% of the outstanding stock of Hawaii Reservations Center Corp. The goodwill will be amortized on a straight line basis over 20 years. The contract acquisition costs represent the consideration paid to one of the owners of a property that the Company manages, and is being amortized over the life of the management contract (5 years) on a straight line basis. At April 30, 2000, the balances of those intangibles were as follows:

              Goodwill                         $ 348,974
              Contract Acquisition Cost          227,500
                                               ----------
                                                 576,474
              Less accumulated amortization     ( 15,167)
                                               ----------
                                               $ 561,307
                                               ==========

RELATED PARTY TRANSACTIONS-

Hanalei Bay International Investors-

The Company had a hotel management agreement with Hanalei Bay
International Investors ("HBII") to manage the Hanalei Bay Resort

THE CASTLE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)


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

Reservation Services-

On April 30, 2000, the Company purchased all of the outstanding stock of Hawaii Reservations Center Corp. ("HRCC") from Mr. Charles McGee, a former director of the Company. Reservation services expense for the quarters ended April 20, 2000 & 1999 was $214,423 and $243,417 respectively. The Company had a payable balance to Hawaii Reservation Center Corp. of zero and $189,718 as of April 30, 2000 and 1999, respectively.

Immediately prior to the Company's purchase of HRCC, the assets of HRCC except for accounts receivable of $12,400 and furniture & equipment were distributed to Mr. McGee. Under the terms of the purchase agreement, the Company paid as consideration $350,000 for 100% of the oustanding stock of HRCC and assumed liabilities of $21,374. The Company allocated $10,000 of the purchase price to the value of the furniture and equipment of HRCC, and recorded $348,974 of goodwill which shall be written off over 20 years. In addition, prior to the acquisition of the stock of HRCC, the Company issued $200,000 worth of its $100 par value Preferred Stock to Mr. McGee in settlement of the accounts payable of the Company due to HRCC for past reservation services.

Due to Related Parties-

The Company had the following related party loan balances as of 04/30/00 and 04/30/99:
                                                     04/30/00  04/30/99
                                                   ---------------------
6% loans from stockholders, due August 1, 1998     $  143,600 $ 149,600
10% loans from director, due August 15, 2000                0    69,273
10% loans from officer, due March 31, 2003            291,667         0
10% loans from Officer, due August 15, 2000            49,406    43,129
                                                   ---------------------
                                                   $  484,673 $ 262,002
Less Current Portion                                  255,200   213,025
                                                   ---------------------
Non-current Portion                                $  229,473 $  48,977
                                                   =====================

THE CASTLE GROUP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)


LEASE COMMITMENTS-

The Company has leases for office space, vehicles and equipment expiring at various dates through 2004. The office leases are renewable for an additional five years.

In March 1999, the Company signed an agreement to lease and manage a newly constructed hotel in Guam through December 2004. The Company began leasing and managing this resort property in October 1999.

At April 30, 2000, the future minimum rental commitments under these leases were as follows:

          Schedule of minimum lease payments:
                          2000         $  1,425,000
                          2001            2,728,000
                          2002            2,840,000
                          2003            2,894,000
                          2004            2,909,000
                          Thereafter      1,139,000
                                       -------------
                          Total        $ 13,935,000
                                       =============

MANAGEMENT CONTRACTS-

The Company manages several hotels and resorts under agreements expiring at various dates through December 2004. Several of these management agreements contain automatic extensions for periods of 1 to 10 years. Management fees received are based on the revenues and net available cashflows of the hotels' operations as defined in the respective management agreements.

In addition, the Company has sales, marketing and reservations agreements with other hotels and resorts expiring at various dates through December 2000. The Company is in the final negotiating stages for the extension of some these agreements. Several of these agreements contain automatic extensions for periods of one month to three years. Management fees are based on revenues, net available cashflows or commissions as defined in the respective agreements.

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

THE CASTLE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)


The Company has no obligation to infuse funds into the the cost of reconstruction, any of the operating costs of the property or any other costs associated with the property, which includes any losses, settlements or awards resulting from any failure to comply with the terms and conditions of the lease agreement. Funding for the completion of the hotel development was to be provided by the Company's co-lessee. However, as of June 15, 2000, the Company's co-lessee has been unable to fund the completion of the hotel project. The Company is currently in the process of securing an extension of the requirement to open the hotel and is also in the process of securing a replacement for the co-lessee.

RESTRICTED CASH-

Restricted cash consists of cash held in client trust accounts and cash pledged as collateral for an equipment lease.

NOTES RECEIVABLE-

The Company had notes receivable balances as of April 30, 2000 and 1999 as follows:

                                               Apr 2000     Apr 1999
Notes receivable from third party in
monthly installments of $10,000 including
interest at 10% per annum. Real estate is
pledged as collateral                        $   114,810    $ 144,406
                                             =========================

COMMON STOCK WARRANTS-

In June 1998, the Company issued warrants to acquire up to 187,500 shares of common stock for $2.00 per share, exercisable through June 2003 in exchange for certain loans made to the Company. No warrants were exercised as of April 30, 2000. The warrants issued includes warrants to acquire up to 87,500 shares of common stock exercisable by a director of the Company.

In May 1994, the Company issued warrants to acquire up to 25,000 shares of common stock for $1.25 per share, exercisable through May 1999 in exchange for consulting services rendered. During 1999, these common stock warrants were exercised on a net basis, resulting in the issuance of 12,244 shares of the Company's common stock.

COMMON STOCK OPTIONS-

In May 1997, the Company, as part of a renegotiation of its reservation services agreement, granted an option to purchase 50,000 shares of the Company's common stock at a price of $2.00 per share to Hawaii Reservations Center Corp., which, prior to April 30, 2000, was wholly owned by a former director of the Company. The option may be exercised between May 1997 and 2002 and had not been exercised as of April 30, 2000.

THE CASTLE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)


PREFERRED STOCK-

As of April 30, 2000, the Company has issued 12,550 shares of $100 par value redeemable preferred stock to certain individuals and one director. Dividends are cumulative from the date of original issue and are payable semi-annually, beginning July 15, 1999 at a rate of $7.50 per annum per share. These shares are also nonvoting and are convertible to the Company's common stock at $3 per share. The preferred stock is redeemable only at the option of the Company at a redemption price of $100 per share plus accrued and unpaid dividends.

During the quarter ended April 30, 2000, the Company issued 2,000 shares of its preferred stock to the sole shareholder of HRCC as payment for the amounts due to HRCC by the Company for accrued reservation services. Immediately following the issuance, the Company purchased 100% of the outsanding shares of HRCC.

RESTRICTED COMMON STOCK-

In July 1999, the Company issued 22,500 shares of restricted and unregistered common stock as compensation to an employee. The Company recorded payroll and benefits expense of approximately $40,781 based on the fair market value of the Company's common stock on the date of issuance ($1.8125 per share at July 30, 1999). The holder of these shares is prohibited from selling these shares in normal public trading.

In accordance with the renegotiation of one of its management contracts, the Company issued 130,000 shares of restricted and unregistered common stock to acquire the management contract on the property. The contract is effective as of January 1, 2000 and called for the Company to acquire the new contract by issuing 130,000 shares of the Company's common stock. The Company recorded an intangible asset of $227,500 based on the fair market value of the Company's common stock on the effective date of the contract ($1.75 per share at January 1, 2000). The intangible asset is being amortized over the life of the new management contract (5 years). The holder of these shares is prohibited from selling these shares in normal public trading.

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

THE CASTLE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)


LITIGATION-

There are various claims and lawsuits pending against the Company involving complaints that are normal and reasonably foreseeable in light of the nature of the Company s business. In the opinion of management, the resolution of these claims will not have a material adverse effect on the Company's consolidated financial position, results of operations or
liquidity.   There were no new lawsuits filed against the Company during the quarter ended April 30, 2000.

NOTES PAYABLE-

At April 30, 2000 and 1999, notes payable consisted of the following:

                                                        04/30/00   04/30/99
$300,000 line of credit from a bank was due on         ----------------------
May 1, 1999, with interest at 10.5% per annum.
The Company's furniture and equipment were
pledged as collateral and the Company's Chief
Executive Officer was a guarantor.                     $       0   $ 225,000

Notes payable to various individuals with
interest accruing at 7.5% per annum.  Principal
and any unpaid interest due on July 31, 2000.             50,000           0

Note payable to unrelated party with interest
determined based on 1/3 the profits of the
Company's wholly owned subsidiary, HRCC.
Principal and any unpaid interest due on
December 31, 2003.  One third of the Company's
ownership interest in HRCC is pledged as collateral.     125,000           0

Term loan payable to a bank at an interest rate
of 9.25% with monthly payments of $8,352.  The
balance of the loan and unpaid interest is due on
May 25, 2004.  The Company's furniture, fixtures
and equipment are pledged as collateral and the
Chief Executive Officer is a guarantor.                  340,827           0

Original $250,000 line of credit from a bank was
amended and reduced to $200,000 on May 25, 1999.
Drawings are due on June 30, 2000, with interest
(9.75% at January 31, 2000) at 1.75% above the
bank's base rate.  The Company's accounts
receivable, furniture, fixtures and equipment
are pledged as collateral and the Company's
Chief Executive Officer is a guarantor.                  200,000           0
                                                       ----------------------
                                                         715,827     225,000
Less current portion                                     323,300     225,000
                                                       ----------------------
Notes Payable, non-current                             $ 392,527   $       0
                                                       ======================

THE CASTLE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

INCOME TAXES-

Significant components of the Company's deferred tax assets and liabilities at April 30, 2000 and 1999 are:

                                                04/30/00      04/30/99
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
                                             ===========================

The Company has a net operating loss carryforward for income tax purposes of $1,745,725 at July 31, 1999 that expires at various dates through fiscal year 2019.

ITEM 2. 	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
		       AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS - "RISK FACTORS"

This filing contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors thereby created. Investors are cautioned that all forward-looking statements involve a number of risks and uncertainties. These risks and uncertainties could cause actual results to differ materially from the results anticipated in such forward-looking statements.

GENERAL-

The Company is a Utah corporation which earns its revenues primarily by providing management, reservations, and sales and marketing services to hotels and resorts. The Company currently operates within the State of Hawaii, the Commonwealth of Saipan, the Territory of Guam and on the island of Chuuk under the trade names "Hawaiian Pacific Resorts" and Castle Resorts and Hotels."

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

The Company's operating expenses include labor, reservation services fees and other costs associated with operating as a management company. In addition to the expenses described, the Company also records the expenses associated with operating a leased hotel. Except for the leased hotel, the expenses of the properties managed by the Company are not recorded as expenses of the Company.

As of April 30, 2000, the Company had 26 contracts covering 2,682 rooms, with 2,105 rooms located within the State of Hawaii and the balance of the rooms situated throughout the Pacific Basin, including
249 rooms which is currently under construction in Takapuna, New Zealand. Under the terms of the contracts, the Company is typically responsible for the supervision and day-to-day operations of the property in exchange for a management fee based on gross revenues. In some cases, the Company also participates in the profits of the properties it manages by earning an incentive fee based on the net operating profits of the managed property. Sales and marketing and reservation fees earned from the properties are also based on the gross revenues of the property. The Company is also reimbursed for direct advertising and marketing expenditures it makes on behalf of the property, all in accordance with the terms and conditions of the respective management contracts. The Company also earns commissions and other fees from the properties managed by providing centralized purchasing services to the hotel owners. Under these arrangements, the net savings to the property owner from centralized purchasing are shared between the Company in the form of commissions and to the property owner in the form of cost savings.

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

As of April 30, 2000, it is uncertain as to whether the co-lessee of the property has the financial resources to fund the reconstruction of the property. The reconstruction of the property is a condition of the lease agreement and the Company is in the process of securing a replacement for the co-lessee. If the Company and/or its co-lessee cannot obtain an extension of time to complete the project under the terms of the lease agreement and if the current co-lessee cannot complete the project or a suitable replacement co-lessee cannot be found, the lease agreement may be cancelled by the lessor.

With virtually all of the key personnel and corporate infrastructure in place, the focus for the Company shall be to continue its success in increasing revenues through the expansion of its client base; and to accomplish this at a minimal incremental cost. Based on the success the Company has experienced to date, management believes that it will be able to further add to its portfolio of management contracts. Management also believes, although no assurances can be given, that the Company will be able to handle a much larger customer base without expending significant amounts of additional resources due to the solid foundation and management team which the Company has built.

In June of 2000, the Company successfully renegotiated one of its management contracts for a property located in Waikiki. The new contract took effect as of January 1, 2000 and is for five years with options to extend for additional years. The terms of the contract called for a payment of $390,000 to the property owner in order to aquire the management contract. As consideration for the payment, the Company issued 130,000 shares of it's unregistered and restricted common stock to the hotel owner, which the Company valued at $227,500, representing the fair market value of the Company's common stock ($1.75 per share) at January 1, 2000.

The Company is presently in the negotiating stages with various other properties located throughout the State of Hawaii and in other Pacific Rim regions.

On April 30, 2000, the Company has also purchased all of the outstanding stock of Hawaii Reservations Center Corp. The purchase of the stock was be financed through a combination of the related and non-related party financing. Management is confident that the purchase of the reservations center will greatly reduce the operating expenses of the Company. In addition to reducing operating expenses, management will endeavor to customize and standardize the reservations function to more effectively service the needs of the properties represented by the Company. Management plans to have the reservations center allow for real-time online bookings through the internet.

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

During the quarter, the Company's property portfolio decreased by two management contracts. Management contracts are typically lost in the ordinary course of business due to various reasons which include the sale of a property, conversion into into other uses such as long term rentals or competition. The Company has been successful in that in its history, it has only lost one sales and marketing contract to its competitors. The Company is currently in various stages of negotiation with a number of properties located within the Pacific Basin area and is confident that it will be successful in expanding its management portfolio.


RESULTS OF OPERATIONS-

FOR THE QUARTERS ENDED APRIL 30, 2000 AND 1999

SALES

For the quarters ended April 30, 2000 and 1999, the Company had total revenues of $1,267,787 and $1,330,272, respectively, a decrease of $62,485 or 5%. The decrease in revenues for the quarter ended April 30, 2000 as opposed to the prior year is attributed to the loss of three management contracts and the renegotiation of one other management contract.

COSTS AND EXPENSES

Operating expenses for the quarters ended April, 2000 and 1999 were $1,620,849 and $1,157,157, respectively, an increase of $463,692 or 40%.
The increase in operating expenses is attributed to the operating and pre-opening costs in the amount of $788,455 associated with the Company's leased hotely in Guam. The property contains 207 rooms, of which 37 were opened on October 22, 1999. The Company incurred expenses associated with hiring and training employees, sales & marketing, administrative payroll and other pre-opening expenses. Such costs were expensed as incurred.

Management related operating expenses for the quarters ended April, 2000 and 1999 were $832,394 and $1,157,157, respectively, a decrease of $324,763 or 28%. The decrease in operating expenses is attributed to a restructuring of the operating personnel and other operating expenses.

Payroll and benefits decreased by $159,148, or 27% as a result of the Company reducing its staffing in accordance with the restructuring of operating personnel.

Professional fees decreased by $18,869 or 237% for the quarter ended April 2000 as compared with the prior year due to negotiating decreases in the amounts of accrued professional fees payable to various business consultants.

Reservations fees decreased by $28,994, or 12% for the quarter ended April 2000 as compared with the prior year due to the lower number of transient rooms represented by the Company.

Depreciation and amortization increased by $16,097 or 261% due to the Company amortizing the cost of acquiring a renegotiated management contract for one of the properties represented by the Company. The contract was renegotiated effective on January 1, 2000 and therefore, the Company amortized $15,167 during the current quarter.

Rent expense decreased by $11,416 or 13% for the quarter ended April 2000 as compared to the prior year due to the Company receiving a credit from its landlord which adjusted the amount of common area expenses paid by the Company in calendar year 1999.

Travel and entertainment decreased by $73,900, or 241% for the quarter ended April 2000 as compared to the prior year due to various officers forgiving amounts due to them for accrued travel expenses.

NET INCOME

The Company reported a net loss of $372,024 and net income of $143,400 for the quarters ended April 30, 2000 and 1999, respectively, a decrease of $515,424.

As discussed previously, the decrease in profitability is primarily attributed to the loss of two management contracts and the renegotiation of one other contract and the startup expenses of the Company's leased property located in Guam of $788,455 against revenues of $389,019, representing $399,436 of the net loss for the quarter.

Management is confident that the operating results of the Guam property will improve over the next several quarters as the majority of the rooms were placed into inventory on February 29, 2000. With most of the construction completed, the Company will be able to increase its sales
& marketing efforts in order to secure future business for the hotel. In addition, the property will be featured in the Asian market travel agent brochures starting in October of 2000 which should provide substantial increases in the number of Asian bookings for the hotel.

LIQUIDITY AND CAPITAL RESOURCES-

As of April 30, 2000, total current assets were $2,567,719 and consisted primarily of $1,625,607 in accounts receivable and $426,469 in amounts due from related parties. Total current liabilities were $3,361,198 leaving a net working capital deficit of $793,479. The Company's primary sources of working capital are cash flows from borrowings and the proceeds from the issuance of the Company's preferred stock.

Net cash used in operations was $535,497 for the nine months ended
April 30, 2000 as compared to net cash used in operations of $501,076 for the prior year. Net cash used in investing activities was $428,288 and $164,261 for the nine months ended April 30, 2000 & 1999, respectively. Net cash provided by financing activities was $913,995 for the nine months ended April, 2000 as compared to $570,784 for the prior year.

In March and April of 1999, the Company was successful in raising additional equity through the issuance of its Preferred Stock. The Preferred Stock has a $100 par value and each share is convertible into
33.33 shares of the Company's Common Stock at a price of $3.00 per share. Dividends are payable semi-annually, commencing July 15, 1999 at the rate of $7.50 per annum per share. During the quarter ended April 30, 2000, the Company raised an additional $200,000 through the issuance of preferred stock. As of April 30, 2000, the Company issued a total of 12,550 shares of the Preferred Stock and received net proceeds totaling $1,255,000.

The Company had unrestricted cash of $45,702 and $151,416 at April 30, 2000 and 1999, respectively.

The Company has a $200,000 line of credit that is guaranteed by the Chairman and Chief Executive Officer of the Company. At April 30, 2000, the Company had fully drawn against the line of credit.

In May of 1999, the Company obtained a term loan for $400,000 from a local bank. The term loan is personally guaranteed by the Chairman and Chief Executive Officer of the Company. The term loan is due and payable in May of 2004 and calls for a monthly payment of $8,352.

The Company had a net working capital deficit of $793,479 and net working capital of $892,627 as of April 30, 2000 and 1999, respectively.

As of April 30, 2000 net working capital included amounts due to related parties in the amount of $255,200. Also included in net working capital is $92,762 in deferred income related to a signing bonus paid to the Company by one of its vendors in July 1998, free office rent and a tenant improvement allowance which was received from the landlord of the Company's corporate offices. The deferred income is being amortized over the lives of the agreements.

The Company has, in the past, met its financial obligations through its line of credit, the issuance of notes to the former stockholders of KRI, Inc., a private placement of stock in 1997 and the issuance of preferred stock in 1999 and 2000.

In November of 1998, Hanalei Bay International Investors ("HBII") entered into an agreement for the sale of its interest in the Hanalei Bay Resort. The sale was initially scheduled to close in December of 1998 and after various delays, the sale closed in March 1999. Upon the sale, the Company received payment of its note receivable in the amount of $435,000 and subsequently used part of the proceeds to retire notes payable of $200,000 and amounts due to related parties of $264,998. At April 30, 2000, the Company had a receivable balance of $1,118,127 related to fees, interest and reimbursements. The sale proceeds received by the owners of HBII were not sufficient to satisfy all of the claims of its creditors upon the closing of the sale. The Company did not collect its receivable from the initial sale proceeds. Under the terms and conditions of the HBII Sale Agreement, HBII shall be entitled to a percentage of the future cashflows received upon the sale of timeshare intervals that the new owner of the Hanalei Bay Resort shall receive. The Company shall receive payments to be applied to the receivable balance from the future cashflows received by HBII from the new owners of the Hanalei Bay Resort. Although no assurance can be given, management is confident that the future cashflows received by HBII will allow the full repayment to the Company for all amounts due from HBII.

The Company is also continuing in its effort of raising additional equity through the private placement of its Preferred Stock. As of April 30, 2000, the Company was successful in acquiring $1,255,000 in equity through the private placements. Although no assurances can be given, management is confident that it shall be successful in raising additional capital to fund its operations on an as needed basis through the private placement of the Preferred Stock.

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

In April of 2000, the Company received a loan of $300,000 from another officer and the proceeds were used to finance the purchase of the stock of HRCC and for working capital. The note calls for monthly payments of $9,642, is due on March 31, 2003 and calls for interest at the rate of 10% per annum. The note is secured by the assets of HRCC.

In April of 2000, the Company received a loan of $125,000 from a private party and the proceeds were used to finance the purchase of the stock of HRCC and for working capital. The note calls for quarterly payments in an amount equal to 1/3 of the net income of HRCC, and the principal is due on December 31, 2003. 1/3 of the stock of HRCC has been pledged as collateral against the loan.

Although no assurances can be given, management believes that the combination of the increase in the Company's hotel and resort portfolio, the private placement of equity, net cashflow generated from operations and the future availability of credit facilities will be sufficient to fund the operations of the Company in the future.

The Company has considered expansion into the Pacific Rim through the acquisition of management companies located in these areas and has made inquiries to several acquisition prospects. In February of 2000, the Company signed an investment banking Agreement with First Security Van Kasper to assist the Company in the acquisition of management companies based in the Pacific Rim areas. Preliminary discussions with potential target companies have been made and the Company is confident, although no assurances can be given, that it will be successful in expanding through the acquisition of other Pacific Rim based management companies.

PLAN OF OPERATION

The Company is one of the leading regional hotel and resort management companies in the State of Hawaii. At April 30, 2000, the Company had 26 management or sales, reservations and marketing contracts covering 2,682 rooms.

The properties represented by the Company appeal to a wide variety of the public market as the Company manages a wide spectrum of property types from the luxury condominium resorts with room rates of $1,000 to the small budget inns with room rates of $40. The Company believes that the availability of differing product lines appeals to all levels of business or leisure traveler.

The Company has experienced significant growth since it began operations in November of 1993. From inception to April 30, 2000, the number of contracts has doubled, from 13 to 26 and the number of rooms managed also increased from 1,684 to 2,682.

In January of 1999, the Company signed and was approved as a co-lessee by the government of the Cook Islands. The property is currently not in operation, having been abandoned by its previous developer after completing approximately 85% of the project. Based upon estimates received by construction experts in the area, the property is valued in excess of $25,000,000.

As of April 30, 2000, it is uncertain as to whether the co-lessee of the Company has the financial resources to fund the reconstruction of the property. The reconstruction of the property is a condition of the lease agreement and the Company is in the process of securing a replacement for the co-lessee. If the current co-lessee cannot complete the project or if a suitable replacement co-lessee cannot be found, the lease agreement may be cancelled by the lessor. Management is currently negotiating with the property owner for an extension of the time required to open the hotel. Although no assurance can be given, management believes that it will be successful in negotiating an extension, securing a replacement co-lessee and that it will also sign a contract for the management of the property once construction is completed. Based on preliminary projections, management believes, although no assurances can be given, that the property shall be profitable and the management fees earned by the Company will be substantial.

In April of 1999, the Company acquired the lease for a new property located in Guam. The property is currently in the final phases of construction and opened partially for business in October of 1999. As of the quarter ended April 30, 2000, the Company has expended substantial amounts of funds in sales & marketing and other start-up expenses.
The property opened for business on October 22, 1999 with 37 rooms available for transient rentals while the remaining 170 rooms were in various stages of completion. The revenues for the quarter ended April 30, 2000 were insignificant compared to the funds expended for the start-up of the project, due to the fact that not all of the rooms were available and that there was visible construction going on at the property, prohibiting the Company from accepting reservations for Asian business. Expenses of $788,455 were incurred during the current fiscal year through April 30, 2000 and have been expensed in the Consolidated Statement of Operations. As of February 29, 2000, the rooms of the property have been substantially completed and management can now move forward with its full sales and marketing efforts to ensure that the property shall be profitable in the future.

In April of 2000, the Company entered into an Agreement to lease a brand new, yet to be constructed property located in Takapuna, New Zealand. The project recently broke ground and when completed, will contain 249 condominium units which will be operated as a hotel. With the growth of business in the Takapuna area, management will target both the leisure and corporate business traveler for the property.
The property is scheduled to open in May of 2001.

The Company intends to expand its portfolio of management contracts both within the State of Hawaii and outside of Hawaii in areas such as the Federated States of Micronesia, Guam and other Pacific Rim countries.
In addition to Hawaii, management believes that there are many opportunities to expand its client base in the emerging markets of the Pacific Basin. In addition to signing on independent hotels and resorts, the Company may achieve its growth through joint venture investments and leases and/or acquisitions of management contracts and/or companies.
The Company has engaged the services of First Security Van Kasper to assist it in targeting and acquiring management companies in the Pacific Basin.

With the increase in management contracts, the number of hotel and resort employees that the Company will supervise may increase significantly.
The Company is presently negotiating for both small budget hotels and large luxury condominium resorts and therefore, it is impossible at this time to predict the number of additional employees that it will supervise or that it will be required to hire for the hotels and resorts during the next fiscal year. At April 30, 2000, the Company employed approximately 600 employees and managed an additional 300 on behalf of property owners.

On July 31, 1995, the Company invested $100,000 into a reorganization plan instituted by HBII. Under terms of the HBII reorganization plan, the eighty-seven units owned by HBII will be sold under a timeshare plan and investors in the timeshare plan may receive up to four times their investment over the life of the timeshare plan. As of April 30, 2000, the Company has received a total of $175,516 from this investment. Of the funds received, $43,879 represents a return of the initial investment and $131,637 represents a gain to the Company. Management believes that it will be able to collect the remaining principal balance of this investment through the timeshare proceeds received by HBII (See "Related Parties").

In June of 2000, the Company was notified by one of its properties that the rooms managed by the Company would be converted to long-term usage. The property contains 60 units which the Company currently manages as transient rentals. The termination of this contract will take effect on August 31, 2000.

PART II     OTHER INFORMATION

Item 4.     SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

(a) The annual meeting of the shareholders of The Castle Group, Inc. was held on March 31, 2000.

(b) At the annual meeting, the shareholders voted to elect each of the Company's board of director nominees as listed in the Company's proxy statement, to ratify the selection of PricewaterhouseCoopers, LLP as the independent auditors for the fiscal year ending July 31, 2000, and to approve an amendment to the Company's articles of incorporation to allow the issuance of other classes of equity. The number of votes cast for, against or witheld, as well as the number of abstentions as to each matter is set forth below:

1.   Election of Directors:

      Nominee         Votes Cast         For      Against   Witheld
     Rick Wall         3,357,894      3,357,894      0        250
     John Tedcastle    3,357,894      3,357,894      0          0
     Ryoji Takahashi   3,358,144      3,358,144      0        250
     Hideo Nomura      3,358,144      3,358,144      0          0
     Motoko Takahashi  3,357,894      3,357,894      0        250
     Judhvir Parmar    3,358,144      3,358,144      0          0
     Noboru Sekiguchi  3,358,144      3,358,144      0          0
     Stanley Y. Mukai  3,358,144      3,358,144      0          0
     Edward Calvo, Sr. 3,358,144      3,358,144      0          0
     Roy Tokujo        3,358,144      3,358,144      0          0
     Roger K. Moses    3,358,144      3,358,144      0          0

2. Ratification of PricewaterhouseCoopers LLP as the Company's independent auditors for the fiscal year ending July 31, 2000:

             Votes Cast            For         Against      Abstain
              3,365,894         3,344,076         0          9,250

3. Approval of an Amendment to the Company's Articles of Incorporation to allow the issuance of other classes of equity:

             Votes Cast            For         Against      Abstain
              3,365,894         3,353,926         0          5,468

There were no other matters voted on by the Security Holders of the Company during the quarter ended April 30, 2000.

Item 5.     OTHER INFORMATION

There is no other information being reported for the current quarter.

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

There were not reports on Form 8-K filed during the quarter ended April
30, 2000.

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

2.3    Certificate of Amendment to the Articles of
       Incorporation of The Castle Group, Inc. filed on
       May 22, 2000 with the Utah Division of Corporations
       and Commercial Code                                      34

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



                                   THE CASTLE GROUP, INC.
                                   (Registrant)


June 19, 2000                      /s/    Rick Wall
                                  ---------------------------
                                   Chairman of the Board and
                                   Chief Executive Officer



June 19, 2000	                     /s/ Michael S. Nitta
                                  --------------------------
                                   Chief Financial Officer

                            EXHIBIT 2.3
                      CERTIFICATE OF AMENDMENT
                TO THE ARTICLES OF INCORPORATION OF
                       THE CASTLE GROUP, INC.


     I, the undersigned, Motoko Takahashi, Secretary, of The Castle Group, Inc., a Utah corporation (the "Corporation"), do hereby certify:

                                  I

     Pursuant to the provisionf of Section 16-10a-1003 of the Utah Revised Business Corporation Act, the undersigned Corporation hereby adopts the following Articles of Amendment to its Articles of Incorporation.

                              ARTICLE IV

     The Corporation is authorized to issue Common Stock and, as approved by the Board of Directors, other classes of equity, as follows:

     The Board is authorized to issue a total of twenty million shares of Common Stock, fully diluted, at $.02 par value, and when issued shall all have unlimited voting rights and be entitled to participate in the net assets of the Corporation on dissolution; and

     Other classes of Corporate Equity providing that such issuance does not impact the rights and priviliges of the Common shareholders or provide the circumstances by which the total number of issued Common Shares shall exceed the authorized limit.

     The Board of Directors has disignated as Cumulative Convertible Exchangeable Series "A" Preferred Stock, with the following rights, preferences and priviliges:

          50,000 shares of $7.50 Cumulative Convertible Exchangeable Series "A" Preferred Stock (the "Preferred Stock").

          Face Value of $100

          Redemption Value is Face Value, plus any unpaid and accrued dividends.

          Dividends: $7.50 per annum per share, subject to declaration by the Board of Directors.

          Dividend Payment Dates: July 15 and January 15, commencing July 15, 1999, when, as and if declared by the Board of Directors of the Company.

          Conversion: Convertible at any time, unless previously redeemed, into the Company's common stock, par value $.02 per share (the Common Stock"), at $3.00 per share of Common Stock, subject to adjustment under certain conditions.

          Optional Redemption:  At the Corporation's option, the
          Preferred Stock will be redeemable, in whole or in part, commencing January 15, 2001 at the redemption price set forth herein plus accrued and unpaid dividends.

          Liquidation Preference: $100.00 per share, plus accrued and unpaid dividends.

          Voting Rights:  The Preferred Stock shall be non-voting.

          Ranking: The Preferred Stock will rank senior to the Corporation's Common Stock with respect to dividends and liquidating distributions and will rank pari passu with or senior to all existing and future preferred stock.

     The amendment setting forth rights, priviliges and preferences of a class of series of Preferred Stock designated as "Series A Convertible Preferred Stock" was adopted by the Board of Directors and by persons owning a majority of the outstanding voting securities of the Corporation pursuant to Section 16-10a-1003 of the Utah Revised Business Corporation Act, as follows:

     (a) The designation and number of outstanding shares of each class entitled to vote thereon were as follows, to-wit:

             CLASS                         NUMBER OF SHARES

            Common                             5,407,031

     (b) The number of shares voted for the amendment to add Cumulative Convertible Exchangeable Series "A" Preferred Stock of the Corporation to
Article IV to the Articles of Incorporation, was 3,365,894 with no opposing and 5,468 abstaining.

     IN WITNESS THEREOF, the undersigned officer of the Corporation, certifying that the foregoing is true and correct under penalty of perjury, have set their hand this 2nd day of April, 2000.





                                              /s/ Motoko Takahashi
                                         -------------------------------
                                           Motoko Takahashi, Secretary