Form 10KSB
period 2000-07-31
CASTLE GROUP INC
filed 2000-10-30
CIK 918543

               U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549
                            FORM 10-KSB


(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [FEE REQUIRED]

               For the fiscal year ended July 31, 2000

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

                           Yes [x]  No [ ]










Page 1 of 68 sequentially numbered pages.
The Exhibit Index appears on page

Check if there is no disclosure of delinquent filers in response to
Item 405 of regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                           [  ]

Issuer's revenues for its most recent fiscal year:  $4,189,369

Aggregate market value of issuer's common stock held by non-affiliates as of July 31, 2000:

                            $1,434,532

Number of shares outstanding of the issuer s common stock as of October 30, 2000:

                             5,928,055

            DOCUMENTS INCORPORATED BY REFERENCE:  None

Transitional Small Business Disclosure Format (Check One):

                          Yes [x]  No [ ]

                         TABLE OF CONTENTS

                                                          Page
PART I

Item 1.  Description of Business                            4

Item 2.  Description of Property                           12

Item 3.  Legal Proceedings                                 13

Item 4.  Submission of Matters to a Vote of
         Security Holders                                  13

PART II

Item 5.  Market for Common Equity and Related
         Stockholder Matters                               13

Item 6.  Management's Discussion and Analysis or
         Plan of Operation                                 14

Item 7.  Financial Statements                              30

Item 8.  Changes in and Disagreements with
         Accountants on Accounting and Financial
         Disclosure                                        50


PART III

Item 9.  Directors, Executive Officers, Promoters
         and Control Persons; Compliance with Section
         16(a) of the Exchange Act                         50

Item 10. Executive Compensation                            53

Item 11. Security Ownership of Certain Beneficial
         Owners and Management                             55

Item 12. Certain Relationships and Related Transactions    59


PART IV

Item 13. Exhibits and Reports on Form 8-K                  61

                              PART I


ITEM 1.  	DESCRIPTION OF BUSINESS

GENERAL
The Castle Group, Inc. is a Utah corporation engaged in the business of hotel and resort management, reservations, and sales and marketing. The Castle Group, Inc. and Subsidiary (the "Company") operates its business under the trade names "Hawaiian Pacific Resorts" and "Castle Resorts and Hotels". At July 31, 2000, the Company had twenty-seven hotel and resort management contracts covering 2,900 rooms. The Company plans to continue its expansion in the hotel and resort management business and has been actively seeking to increase the number of hotel and resort properties under management in Hawaii and the Pacific Basin.

The properties under management include small budget inns as well as larger condominium resort hotels on all of the major islands within the State of Hawaii, in addition to a luxury condominium resort located in Saipan, a hotel in Chuuk, a five star hotel in Guam and a luxury condominium project under construction in New Zealand which is scheduled to open in mid-2001. The Company does not own any of the properties under management and has no present or future plans involving the purchase of equity positions in any such properties other than described under the caption "Plan of Operations" under Item 1, Part I which follows.

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

On November 8, 1993, the Company and all of the stockholders of Castle Group, Ltd., a Hawaii corporation, ("Castle Group Hawaii") entered into an Agreement and Plan of Reorganization (the "Castle Plan"). Pursuant to the Castle Plan the Company acquired all of the assets of Castle Group Hawaii, consisting primarily of four hotel and resort management contracts, in exchange for 2,100,000 post-split, unregistered and "restricted" shares of the Company's common stock. The Company did not acquire any significant assets other than the management contracts and did not assume any material liabilities. Following the closing of the transaction, John G. Tedcastle and Hideo Nomura were appointed as directors of the Company.

Castle Group Hawaii was originally organized in February 1989, primarily for the purpose of managing 86 condominium units in the Hanalei Bay Resort, which had been recently acquired by Hanalei Bay International Investors ("HBII"). HBII is a Hawaii limited partnership formed for the purpose of acquiring the Hanalei Bay Resort, a 134-unit resort condominium located in Princeville, Kauai, Hawaii. The partners of HBII include HBII Management Inc. owned by Rick Wall, Voyage Fourteen, Ltd. owned by John G. Tedcastle, L.C.C. Management Inc., owned by Judvhir Parmar, Nomura Firm and Nomura Holdings, owned by Hideo Nomura and Kenji Nomura, and Siam Commercial Bank.

Between the time of its formation and the closing of the Castle Plan, Castle Group Hawaii secured three more management contracts with the Association of Apartment Owners of Hanalei Bay Resort, Kaluakoi Villas and West Molokai Resort Condominium Owners Association. Each of these contracts was assigned to the Company in connection with the Castle Plan.

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

On November 8, 1993, in connection with the closing of the Castle Plan, the Company sold 1,000,000 post-split shares of its common stock at a price of $2.00 per share in a private placement. 250,000 shares were sold to Akira Fujii, a resident of Japan, and 750,000 shares were sold to N.K.C. Hawaii, Inc. ("NKC Hawaii"), a Hawaii corporation owned and controlled by Ryoji Takahashi, a resident of Japan, and his family, which includes Ms. Motoko Takahashi. Following the sale of these shares, Mr. Fujii and Mr. Takahashi were appointed as directors of the Company. On March 15, 1995, Motoko Takahashi was also appointed as a director and corporate secretary of the Company.
Prior to their purchase of shares in the Company, Mr. Fujii and NKC Hawaii had no affiliation with the Company, Castle Group Hawaii or HBII, other than an option Nichiman International; a Hong Kong based company owned by Mr. Ryoji Takahashi, acquired in 1992, which entitled it to purchase a 3% interest in HBII.

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

The business operations of KRI at the time of its acquisition also included a 62% interest in HPR Advertising, Inc. ("HPR Advertising") a corporation organized under the laws of the State of Hawaii. HPR Advertising was set up in 1989, with its primary operation being the advertising of the hotels & resorts managed by KRI. Certain employees of KRI owned the 38% minority interest in HPR Advertising. On July 31, 1995, KRI purchased all of the minority interests in HPR Advertising for $380 and HPR Advertising became a wholly owned subsidiary of KRI.

Several of KRI's management contracts cover hotels and resorts owned by the former stockholders of KRI, including Waikiki Hana Hotel, Maui Beach Hotel and Hilo Hawaiian Hotel. The Company did not modify these contracts after the acquisition of KRI. Management believes that the terms of these management contracts are no less favorable to KRI than contracts that could have been negotiated with non-affiliated third parties.

On February 1, 1994, the Company filed with the Securities and
Exchange Commission a Registration Statement on Form 10-SB to register its common stock, $.02 par value, under the Securities and Exchange Act of 1934. The Registration Statement became effective on May 2, 1994.

In April 0f 2000, the Company purchased all of the outstanding stock of Hawaii Reservations Center Corp. ("HRCC") from a previous director of the Company for cash and preferred stock. HRCC processes all of the reservations for the Company's properties.

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

Management believes the consolidation of the business operations of Castle Group Hawaii and KRI into one entity that specializes in hotel and resort management better serves the public by offering a wider range of rooms and services at competitive prices. From the hotel and resort owners' point of view, management believes the size of the consolidated entity provides increased visibility, cost savings by consolidation and allows a hotel or resort a better opportunity to sell its accommodations during periods of time when the market for such accommodations is depressed. Management believes that the concentration of this wider range of accommodations gives the Company greater access to numerous wholesalers who book accommodations in large blocks and who are more likely to deal with companies having a greater range of locations and prices than individual hotel or resort properties or companies with a limited product line. The large concentration of accommodations also allows for more cost effective sales, marketing and advertising due to the economies of scale, with an economical apportionment of the expenses over a wider range of accommodations. Management also believes that in markets where there is a tendency to overbook accommodations, the Company has a greater inventory of available rooms as backup accommodations.

With the completion of the purchase of HRCC by the Company, management believes that it will be able to improve the central reservations function by taking advantage of new and emerging technology. By upgrading and modernizing the reservations system, the Company will be able to provide more efficiency for its managed properties and enhance the services that the Company provides for its clients.

Pursuant to the majority of the management contracts with the hotels and resorts, the Company provides total management of the hotel and resort facilities, including supervision of staff and employees, reservation services, food and beverage services, housekeeping, accounting and the preparation of annual budgets and pro forma operating statements, and physical maintenance. In some instances, the Company's management contract provides for services that only include sales, marketing and reservations.

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

The client hotels and resorts compensate the Company by paying a percentage of gross sales revenues accrued to the hotel or resort. Many contracts also provide for additional compensation in the form of incentive, marketing, reservation and accounting fees.

Under a few of the management contracts, the Company returns a fixed percentage of gross revenues to the hotel or resort owners. The balance of revenues remaining after such payment to the owners are used to pay operating expenses associated with the property. The Company's management fees under these types of agreement are the funds remaining after the payment to the owners and the payment of operating expenses.

At July 31, 2000, the Company had twenty-seven hotel and resort management contracts. The Company plans to continue its expansion and has been actively seeking to increase the number of hotel, resort and condominium properties under management in the Hawaiian Islands and the emerging markets of other Pacific Basin countries.

Management believes that the emerging tourism markets of other Pacific Basin countries such as Saipan, Guam, Micronesia and New Zealand will provide additional opportunities for expansion and has focused efforts in these regions. On August 1, 1997, the Company entered the foreign markets with the signing of a full management agreement with the Aquarius Beach Tower, located in Saipan. The Aquarius Beach is a 67-unit luxury condominium resort that opened on November 1, 1997. On January 1, 1999, the Company signed a full management agreement with the 56-unit Blue Lagoon Hotel located in Chuuk. In March of 1999 the Company entered into a lease agreement for the Royal Orchid Hotel located in Guam. The Royal Orchid is a brand new 200 room five star hotel that opened in October of 1999. In May of 1999, the Company signed an agreement to manage a brand new 249-unit luxury condominium project in Takapuna New Zealand, the Spencer on Byron. The Spencer on Byron is currently under construction and is scheduled to open in mid-2001.

CONFLICTS OF INTEREST
The potential exists for a conflict of interest when the Company enters into a management contract with a hotel or resort in which stockholders of the Company own or otherwise have an interest. Management will, whenever possible, require that material terms and provisions of the management contracts negotiated with affiliated entities to be no less favorable than those that could have been negotiated at arms length. It is management's belief that all of its management contracts are on terms that are no less favorable than those negotiated with owners not affiliated with the Company.

PRINCIPAL PRODUCTS AND SERVICES
The principal services provided by the Company are the management, reservations, sales and marketing of hotels and resort condominiums. Principal clients include owners of these hotels and resorts that include individuals, general and limited partnerships, corporations and associations.

In addition to management of transient rental operations of a property, the Company also manages the Association of Apartment Owners ("AOAO") for its client properties. The Company operates and supervises all aspects of the property's day-to-day operations, subject to direction from the AOAO's board of directors. These functions may include but are not limited to employee training, property maintenance, accounting, finance, benefits administration and purchasing. The Company earns a fixed monthly fee for providing these services.

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

COMPETITION AND COMPETITIVE POSITION IN THE INDUSTRY
The management and marketing of hotels and resorts domiciled within the State of Hawaii is very competitive, as the tourism industry is one of the largest industries contributing to the State of Hawaii's economy. The Company competes with national, regional and local management companies, some of which may have a larger network of locations, greater financial resources and better brand name recognition than the Company. The primary competitors of the Company and the number of years each has been in business are as follows:
Aston Hotels and Resorts (33 years), Classic Resorts  (16 years), and
Outrigger Hotels & Resorts   (53 years).    Each of the competitors
offer the same type of services provided by the Company and has bid against the Company in the past. The competition for management contracts has led to reductions in profit margins and to more management contracts under which a guaranteed return to the hotel or condominium owner may be required in order to successfully acquire the management contract to these properties.

The management and marketing of properties in the emerging market of the Pacific Basin is also very competitive, as Aston Hotels
International and Outrigger Hotels & Resorts have recently focused efforts in these areas.

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

Although the Company commenced its operations in November 1993, management has been successful in more than doubling the number of contracts, many of which were previously managed by competitors of the Company. In its six- year operating history, the Company has lost only two properties to its competitors.

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

The Company has hundreds of tour operators and wholesalers under contract. These contracts give the tour operators and wholesalers the right to sell the hotel and resort rooms that the Company manages at rates, which are discounted due to the large volume of business.
These contracts are typical of the industry and provide the Company with a ready market for the hotel and resort rooms it manages. These contracts are not exclusive and the Company does market its rooms under contract through its own reservation and marketing network.

DEPENDENCE ON ONE OR A FEW CUSTOMERS
The loss of one or more of the larger hotels or resorts managed by the Company may have an adverse impact on the Company's gross revenues and
earnings.   Management intends to increase the number of properties
under management and thereby minimize the potential adverse effects, which may result from the loss of one of the larger hotels or resorts currently under management. Management believes that it has made significant progress in minimizing the adverse financial effects of losing properties in its management portfolio.

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

At July 31, 2000, employees at one of the smaller properties managed
by the Company was subject to a labor contract.   Management considers
its relationship with these labor unions to be excellent.

GOVERNMENTAL APPROVALS AND REGULATIONS
To the best of management's knowledge, the products and services provided by the Company are not subject to governmental approval. The extent of future promulgation of new regulations detrimental to the visitor industry could have a substantial impact on the Company's profitability. The hotel industry may be adversely affected by regulations, which cover wages, benefits, pricing, taxes and availability of financing. In addition, the Company has expanded outside of the United States and is subject to International laws and the laws and regulations of foreign countries. To the best of management's knowledge, there are no existing or probable governmental regulations covering the present or intended business operations of the Company that have or are anticipated to have a material adverse impact on the Company's business, financial condition or otherwise.

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

EMPLOYEES
In some of the properties managed by the Company, all of the property employees are employees of the Company instead of the property owner. At July 31, 2000, the Company had approximately 600 employees. Approximately 500 employees were full time and 100 were part-time. The total number of employees employed at all properties represented by the Company was approximately 900 at July 31, 2000, of which approximately 750 were full time and 150 were part-time. The number of categories in which these employees serve may vary greatly from month to month, depending on the season. The Company considers its relations with its employees and employees of its clients whom it supervises to be excellent.

SEASONAL BUSINESS
Tourism in general is seasonal, though to a lesser extent in the State of Hawaii where tourism represents one of the principal industries. Seasonal fluctuations will occur, however, affecting occupancy rates, the number of employees required for management related services and quarterly revenues, expenses and earnings.

ITEM 2.   DESCRIPTION OF PROPERTY

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

The Company's wholly-owned subsidiary, KRI, Inc. leased approximately 3,035 square feet of office space at a rental of $6,374 per month plus the costs of common area management. The initial lease commenced on April 1, 1988, and was extended on April 1, 1993, to March 31, 1998. Effective April 1, 1998, the lease was renegotiated and assigned to the Company by KRI, Inc. The renegotiated lease covers the period from April 1, 1998 through March 31, 2003, with the Company having the option to extend the lease for an additional five years. The average monthly rental under the lease is $5,450 plus the costs of common area management. The rent for the optional five-year period shall be mutually agreed upon. The leased premises are used for the operation of the central reservations department, which is operated under the name "Hawaii Reservations Center Corp."

In March of 1999, the Company entered into a lease for the building, furnishings and improvements of the Royal Orchid Hotel located in Guam. The lease commences upon the opening of the property following the completion of its construction and terminates on December 31, 2004. The Company has the option to extend the lease through December 31, 2014. The terms of the lease call for a fixed monthly rental that increases during the initial five-year term. The rent for the two option periods provide for a monthly rent in an amount which is the higher of a fixed minimum amount or a percentage of gross sales. The property opened for business in October of 1999. The Company is in the final stages of renegotiations with the owner of the Royal Orchid Hotel, which will limit the Company's financial exposure for any operating losses incurred by the property.

ITEM 3.   LEGAL PROCEEDINGS

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


ITEM 4.  	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the security holders of record during the fourth quarter ended July 31, 2000.


                               PART II


ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION
The Company's common stock is listed on the "Electronic Bulletin Board" of the National Association of Securities Dealers, Inc., under the symbol "CAGU." There has been only limited trading activity in the common stock of the Company. The following table sets forth the high asked and low bid prices for the Company's stock for each of the full quarters during the year ended July 31, 2000. The following market quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

           Quarter Ended     Low Bid    High Asked
         -----------------------------------------
         October 31, 1999    $ 1.750      $ 2.250
         January 31, 2000      1.750        2.500
         April 30, 2000        1.250        1.812
         July 31, 2000         0.718        1.468

HOLDERS
The number of record holders of the Company's common stock as of July 31, 2000 was approximately 300.

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


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION OR PLAN OF OPERATION


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

GENERAL
The Company is a Utah corporation that earns its revenues primarily by providing management, reservations, and sales and marketing services to hotels and resorts. The Company primarily operates within the State of Hawaii under the trade names "Hawaiian Pacific Resorts" and "Castle Resorts and Hotels."

The Company's revenues are derived from management fees, sales & marketing fees, reservation fees, accounting fees, commissions, incentive fees and other fees from the properties it represents pursuant to the terms and conditions of its management contracts. The revenues of the properties that are managed by the Company are generally not recorded as revenues of the Company. The revenues of the Royal Orchid Hotel, however, are recorded as revenues belonging to the
Company.   As of July 31, 2000 the Company had a lease agreement for
the Royal Orchid Guam Hotel and therefore, the Company is credited for all of the revenues received by the Royal Orchid Guam, and is also responsible for all of the operating expenses of the Royal Orchid.
The Company is in the final stages of renegotiations with the owner of the Royal Orchid Hotel, which will limit the Company's financial exposure for any operating losses incurred by the property.

The Company's operating expenses are comprised of labor, reservations fees and other costs associated with operating as a management company. The expenses of the properties that are managed by the Company are not recorded as expenses of the Company, except for the operating expenses of the Royal Orchid Guam, which is operated under a lease agreement

As of July 31, 2000, the Company had 27 management or sales, marketing and reservations contracts covering 2,900 rooms, all except 580 rooms located in four properties, which are situated in Micronesia, being situated within the State of Hawaii. Under the management contracts, the Company is typically responsible for the supervision and day-to-day operations of the property in exchange for a base management fee based on gross revenues. In some cases, the Company also participates in the profitability of the properties it manages and may earn an incentive fee based on the net operating profits of the property managed. Sales, marketing and reservation fees earned from the properties are based on the gross revenues of the property. The Company is also reimbursed for direct advertising and marketing expenditures it makes on behalf of the property, all in accordance with the terms and conditions of the management contracts. The Company also earns commissions and other fees from the properties managed by providing centralized purchasing services to the hotel owners. Under these arrangements, the net savings to the property owner from centralized purchasing are shared between the Company in the form of commissions and to the property owner in the form of cost savings.

OVERVIEW
The tourism industry has been, historically, seasonal in nature. The Company generally reflects higher revenues from the fees generated by its properties in the first and third quarters of its operating year, which may cause expected fluctuations in the Company's quarterly revenues and net earnings. The majority of the Company's properties
under contract are located in Hawaii.   The tourism economy of the
State of Hawaii has been in a downward trend over the past few years. The economic crisis in Asia, upon whom Hawaii depends upon for its tourist market has resulted in a decrease in the eastbound traveler. Although no assurances can be given, management believes that the economy of the mainland United States will continue to improve, and that the economic crisis in Asia will also show signs of improvement in the near future. Management also believes that the convention center recently completed in Waikiki shall allow the State to capture a portion of the lucrative convention travel market, further increasing the demand for guest rooms.

Revenues grew at a compound annual rate of 24.6% from 1994 through 2000, from $1,118,386 to $4,189,369. The growth in revenues attained by the Company over the past six years has been substantial, however management gives no assurances that these increases shall continue in future periods.

The increase in revenues together with smaller increases in operating expenses resulted in the Company being able to reduce net losses from 1994 through 1996, and record a profit in 1997 and 1998. The loss for 1999 and 2000 is attributable to the expenses attributable to the Company's expansion efforts in the Pacific Basin and the overall decline in the tourism industry for the Hawaiian operations. Net losses increased from $922,644 for the nine months ended July 31, 1994 to a net loss of $1,374,223 for the fiscal year ended July 31, 2000, with the Company reporting profits in 1997 and 1998. Management is confident that future improvements in operating income through the growth in revenues coupled with effective cost controls will be obtained, but there can be no assurance that these improvements to operating income will be realized in future periods.


RESULTS OF OPERATIONS


FOR THE YEARS ENDED JULY 31, 2000 AND 1999


SALES
For the years ended July 31, 2000 and 1999, the Company had total revenues of $4,189,369 and $4,337,283, respectively, representing a decrease of $147,914 or 3%. The decrease in revenue is attributed to the loss of three management contracts during the year, which caused management fees to decrease by $789,671, or 22%. This was offset by an increase in hotel related revenues of $839,666, as the Company opened its lease property located in Guam. At July 31, 2000, the Royal Orchid in Guam was operated under a lease agreement and therefore, the revenues received by the hotel are recorded as revenues of the Company.

COSTS AND EXPENSES
Operating expenses were $5,484,041 for the year ended July 31, 2000 as compared to $4,696,037 for the prior year, an increase of $788,004 or 17%. The increase in operating expenses is attributed to the expenses of the Company's leased property, The Royal Orchid, located in Guam. As of July 31, 2000, the property was operated under a lease agreement and therefore, the operating expenses of the Royal Orchid are recorded as operating expenses of the Company. Operating expenses attributed to the Royal Orchid were $1,625,405. Operating expenses for the Company's core business, management operations, decreased by $837,401, or 18%, from $4,696,037 to $3,858,636.

The following table summarizes the increases and decreases in operating expenses for the fiscal year 2000 as compared to the prior year by management related operations and hotel related operations:

                                   (In Thousands)
                               Management           Hotel
                               Operation          Operation
Expense                	  Increase(Decrease)      Increase
Payroll & Benefits             $(   422 )         $    637
Rent                            (    17 )              138
Reservations Expense            (   140 )                0
Repairs & Maintenance           (     3 )               47
Taxes                           (    44 )               12
Advertising                     (    68 )              150
Travel & Entertainment          (   144 )               13
Professional Fees               (    30 )               26
Insurance                            37                129
Utilities                       (     6 )              309
Office & Supplies               (     3 )              124
Depreciation & Amortization          23                  5
Other Expenses                  (    20 )               35
                               ----------          --------
                               $(   837 )          $ 1,625
                               ==========          ========

As mentioned above, the operations of the Royal Orchid, located in Tumon, Guam commenced in late October of 1999, and expenses incurred by the Company from opening to July 31, 2000 was $1,625,405. Operating expenses for the Royal Orchid did not exist for the fiscal year ended July 31, 1999 and therefore, all of the costs incurred during the fiscal year ended July 31, 2000 represented an increase in operating expenses for the prior year.

Operating expenses for the Company's management operations as compared to the prior year are as follows:

Payroll and benefits decreased by $422,000 as a result of management restructuring its workforce during the fiscal year and eliminating six positions. In addition, during the year ended July 31, 1999, the Company issued stock as compensation to an officer of the Company and recorded an expense of $41,000.

Reservations expense decreased by $140,000 due to the Company purchasing all of the outstanding stock of Hawaii Reservations Center Corp. in April of 2000, and due to the decrease in the number of rooms represented by the Company.

Taxes decreased by $44,000 as a result of the Company's revenues from management related activities decreasing by $1,080,000. The taxes represent sales taxes imposed by the State of Hawaii on all gross income received from sources within the State of Hawaii.

Advertising and Marketing expenses decreased by $68,000 as a result of the renegotiation of the Company's foreign sales offices. The Company has three offices in Europe and one in Japan, and was successful in renegotiating the compensation paid to these offices to be based more on performance rather than a flat fee.

Travel and Entertainment expenses decreased by $144,000, as the Company completed the opening of its Micronesian properties during the prior fiscal year. The opening of properties located in Chuuk, Saipan and Guam entailed increased travel to these destinations for pre-opening related matters during the fiscal year ended July 31, 1999. For the fiscal year ended July 31, 2000, travel to these areas was limited.

Professional fees decreased by $30,000 as during the prior fiscal year ended July 31, 1999 the Company recorded an expense of $31,000 for the exercise of warrants previously issued to Van Kasper & Company.

Insurance expenses increased by $37,000 as a result of increases in premiums paid by the Company for its insurance coverage. The insurance coverage includes foreign liability premiums for the Company's operations at three properties in Micronesia.

Depreciation & Amortization expense increased by $23,000 due to the Company amortizing the cost of acquiring a contract through the issuance of 130,000 shares of its common stock. The common stock was issued as consideration for a new management contract and is being amortized over the five-year life of the contract. In addition, the Company recorded goodwill of $366,817 related to its acquisition of Hawaii Reservations Center Corp. that is being amortized over a twenty-year period.

Other expenses decreased by $20,000 as the Company reduced the amount of dues, subscriptions and membership fees paid to various organizations and associations. In addition, the Company experienced decreases in computer service expenses of $8,000 as it installed its computer network systems during the prior fiscal year ended July 31, 1999.

NET LOSS
The Company reported a net loss of $1,374,241 and $487,458 for the fiscal years ended July 31, 2000 and 1999, respectively.

Included in the losses for the fiscal year ending July 31, 2000 is a loss of $690,995 that the Company incurred for its leased property located in Guam that opened in late October of 1999. The Company has elected to expense all of these costs rather than capitalize them as pre-opening expenses.

FOR THE YEARS ENDED JULY 31, 1999 AND 1998


SALES
For the years ended July 31, 1999 and 1998, the Company had total revenues of $4,337,283 and $5,609,619, respectively, representing a decrease of $1,272,336 or 23%. The decrease in revenue was attributable to a decrease of $1,247,320 in hotel revenues, and a decrease of $25,016 in management and other management related income. The decrease in hotel revenues is due to the Company terminating its lease of 167 rooms operated as a hotel in April of 1998. The decrease in management related income is due to the loss of $75,000 in fees on the management contracts for two of the Company's properties in December of 1998. The Company was successful in increasing its total fees from the management contracts of its other properties.

COSTS AND EXPENSES
Operating expenses were $4,696,037 for the year ended July 31, 1999 as compared to $5,480,813 for the prior year, a decrease of $784,776 or 14.3%. Operating expenses for management related operations increased by $529,506 or 12.7% while operating expenses for hotel operations decreased by $1,314,284 due to the Company terminating its lease on a hotel property in April 1998.

Payroll and related costs for management operations increased by $257,000 as a result of the Company increasing it's staffing to service the expansion and anticipated future growth of the Company into the Pacific Basin region.

Reservation Expenses increased by $130,000 as a result of an increase in the room revenues from the properties represented by the Company. Reservations expenses are based upon the room revenues of the hotels and resorts managed by the Company. Total room revenues increased by $4.8 million during the fiscal year ended July 1999 when compared to the prior year.

Rent expense decreased by $605,000 or 61.9% when compared to the prior year due to the Company terminating its lease on a 167-room hotel effective April 1998 and the renegotiation of the monthly lease rents on the Company's corporate offices. Rents related to the lease of the hotel decreased by $554,200.

Sales & Marketing expense increased by $142,000 as the Company increased its presence in the international marketplace through the opening of foreign offices. The Company opened offices in Japan and Europe during the fiscal year ended July 31, 1998 in order to secure additional sources of international business for the properties it represents. Additionally, the Company expended $20,000 in pre-opening marketing efforts for properties that the Company will represent in the future but have not yet opened as they are in the process of being constructed.

Taxes decreased by $38,000 as a result of the Company terminating its lease on a 167-unit hotel in April of 1998. The Company incurred taxes of $42,656 on the property for the fiscal year ended July 31, 1998.

Travel and entertainment expenses increased by $40,000 when compared to the prior year as a result of the Company's expansion into the Pacific Basin region. Travel costs associated with the acquisition and pre-opening of the properties located within the Pacific Basin was $60,000 for the fiscal year ended July 31, 1999.

Repairs and maintenance expenses decreased by $242,000 as a result of the non-existence of the repair & maintenance expenses associated with the Company's lease of a 167-room hotel in fiscal 1998. The lease was terminated in April of 1998 and in the fiscal year ended July 31, 1998, incurred repairs and maintenance expenses of $233,347.

Other expenses decreased by $72,000 as a result of the non-existence of the other expenses associated with the Company's lease of a 167-room hotel in fiscal 1998. The lease was terminated in April of 1998 and in the fiscal year ended July 31, 1998, incurred other expenses of $82,545.

Interest expense increased by $58,000 for the year ended July 31, 1999 as compared to the prior year. The increase in interest expense is attributed to the Company securing and drawing on an additional bank
loan and line of credit during fiscal 1999.   (See Note 5 to the
consolidated financial statements).

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

LIQUIDITY AND CAPITAL RESOURCES
The Company's primary sources of working capital are cash flows from operations and borrowings. Net cash used for operations was $537,003 in fiscal 2000 and $606,906 in fiscal 1999. The Company had unrestricted cash of $120,681 and $93,440 at July 31, 2000 and 1999, respectively.

At July 31, 2000, the Company's balance sheet reflected $120,681 of cash representing an increase of $27,241 from July 31, 1999. During the year ended July 31, 2000, cash used in operating activities exceeded cash provided by operating activities by $537,003. Cash used in investing activities was $785,067 and cash provided by financing activities was $1,349,311.

During the fiscal year ended July 1999, the Company sold 8,550 shares of Preferred Stock at a gross price of $100 per share through private placements. Dividends are cumulative from the date of original issue and are payable semi-annually, beginning July 15, 1999 at a rate of $7.50 per annum per share. During the fiscal year ended July 2000, the Company sold an additional 2,500 shares. Dividends of $16,715 were paid to holders of the Preferred Stock during the fiscal year ended July 2000. The shares are nonvoting and are convertible to the Company's common stock at $3.00 per share.

The Company has a $200,000 line of credit with a bank dated May 25, 1999, which is secured by the Company's accounts receivable, furniture, fixtures and equipment and is personally guaranteed by the Company's Chief Executive Officer. The Company made draws against the line of credit of $100,000 during the fiscal year ended July 31, 1999. The line of credit bears interest at 3% above the bank s base rate and is the due on the line has been extended to November 30, 2000.

The Company has a $400,000 term loan with a bank dated May 25, 1999, which is secured by the Company's accounts receivable, furniture, fixtures and equipment and is personally guaranteed by the Company's Chief Executive Officer. The term loan bears interest at the rate of 9.25% with monthly payments of $8,352 and is due on May 25, 2004.

The Company had a net working capital deficit of $1,232,566 as of July 31, 2000 and net working capital of $122,413 as of July 31, 1999.

As of July 31, 2000, net working capital included liabilities due to related parties in the amount of $273,460 consisting of $159,960 in notes and interest payable to former stockholders of KRI, Inc. (representing the undistributed cost on the acquisition of the stock of KRI, Inc.), and $113,500 in notes payable to officers who advanced funds to the Company. Also included in net working capital is $94,691 in unamortized deferred revenues related to a signing bonus paid in cash to the Company by one of its vendors in May of 1998 as a result of the Company entering into a three year contract with the vendor and a tenant improvement allowance received upon the renegotiation of the lease rent for the Company's principal office. The deferred revenues related to the signing bonus are being amortized over three years and the tenant improvement allowance is being amortized over the length of the office lease.

At July 31, 2000, accounts payable increased by $1,096,654 over the prior fiscal year, to $2,012,748. The increase in accounts payable is attributable to the Company commencing operations at the Royal Orchid located in Guam, which as of July 31, 2000 had accounts payable of $743,771. The balance of the expenses are related to legal and other fees related to the Company's exploring and negotiating the potential acquisition of other management companies

At July 31, 1999, the Company's accounts receivable consisted of $1,198,652 in management related revenues and reimbursements, and
$533,293 of hotel related revenues.   Fifty one percent (51%) of the
total accounts receivable was current, twenty percent (20%) was 30 to 60 days past due, nine percent (9%) was 60 to 90 days past due, and twenty percent (20%) was more than 90 days past due.

At July 31, 2000, the Company had a receivable balance of $1,105,001 from Hanalei Bay International Investors ("HBII"), representing fees and reimbursed expenses charged to HBII through March of 1999. HBII sold its principal asset, the Hanalei Bay Resort in March of 1999. Upon the closing of the sale, the Company received $468,000, which was applied to the $435,000 note receivable and accrued interest due from HBII (see Note 3 to the Consolidated Financial Statements). The funds received by HBII upon the closing of the sale were insufficient to make full payment to the Company for its accounts receivable balance. Under the terms of the sale, in addition to the sale proceeds to be received, HBII shall share in the future cashflows generated by timeshare unit sales located within the Hanalei Bay Resort, after
certain secured and preferential payments are made.   HBII shall make
payments to the Company through the funds received from the future cashflows generated by the timeshare sales of the Hanalei Bay Resort units (see Note 2 to the Consolidated Financial Statements). Although no assurances can be given, management is confident that the Company shall receive payment in full of its accounts receivable balance from HBII. Certain members of the Board of Directors of the Company have a direct or indirect financial interest in HBII (See Item 12).

Subsequent to July 31, 2000, HBII executed two assignments of its interest in the future cashflows generated by the timeshare unit sales of the Hanalei Bay Resort. The first assignment is for $1,105,001, which represents the outstanding receivable balance due to the Company by HBII. The second assignment is for $3,315,003, which represents an additional amount negotiated between the Company and HBII, in exchange for the Company allowing the sale of the Hanalei Bay Resort to proceed even though the Company was not paid in full from the cash proceeds received at closing. Although no assurance can be given, the Company expects to begin collecting funds from the assignment within the next twelve to eighteen months.

In January of 1998, two officers loaned the Company $50,000 and $60,000, respectively and the Company executed a note that called for interest at the rate of 8.5% and a due date of April 15, 1998. In July of 1998, one of the officers advanced an additional $60,000 to the Company. In April of 1999, the note to one of the officers was fully repaid. The note to the other officer was refinanced into a new note that included the portion of the undistributed sales proceeds to the former KRI, Inc. stockholders (see Item 1-Description of Business, "Development of Business"). The terms of the new note call for monthly payments of $2,000 per month and interest at the rate of ten percent (10%) per annum. The note was due and payable on August 15, 2000, and was extended for an additional year to August 15, 2001.

In July of 1998, the Company funded a loan of $435,000 to Hanalei Bay International Investors ("HBII"). The terms of the loan called for interest at the rate of 12% per annum and a percentage of the future cashflows received from timeshare sales by the partners of HBII. The loan was due on or before March 31, 1999 and was fully retired in March of 1999 through the payment of $468,000 from the sale proceeds received by HBII.

In July of 1998, a director of the Company advanced $175,000 and the Company executed a note, which called for interest at the rate of 10% per annum and a due date of March 31, 1999. The note was fully paid in March of 1999. In addition to the return of principal plus interest, warrants on the Company's common stock was issued to the director. (See Item 11, Security Ownership of Certain Beneficial Owners and Management).

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

In April of 2000, an officer funded a note of $300,000 to the Company, and the proceeds were used for the acquisition of Hawaii Reservations Center Corp. and for working capital. The terms of the note call for interest at 10% per annum and monthly payments of $9,642.03. The note and any unpaid interest is due in full on March 31, 2003.

In April of 2000, the company received funds of $125,000 from an unrelated party and entered into a promissory note, with the proceeds being used to fund the acquisition of Hawaii Reservations Center Corp. The terms of the note call for interest of one-third of the profits generated by Hawaii Reservations Center Corp. Interest is payable quarterly, and the principal and any unpaid interest is due on December 31, 2003.

During the fiscal year ended July 31, 1999, the Company issued 8,550 shares of its convertible preferred stock. The preferred stock calls for a cumulative dividend of 7.5%, payable semi-annually, when and if, declared by the board of directors of the Company. Certain officers and directors of the Company purchased shares of the preferred stock, either directly or indirectly through other entities or family members, during fiscal 1999; Mr. Thomas Blankley, Jr., 1,500 shares; Mr. Judhvir Parmar, 1,000 shares; and Mr. K. Roger Moses, 300 shares.

During the fiscal year ended July 31, 2000, the Company declared and paid a dividend of $16,715 to holders of record as of January 15, 2000. During the fiscal year ended July 31, 2000, the Company issued an additional 2,500 shares of preferred stock. Of the shares issued during fiscal 2000, 2,000 shares were issued as consideration for the outstanding balances due to HRCC prior to the Company's purchase of HRCC in April of 2000. An officer of the Company, Mr. Thomas Blankley, Jr., purchased the remaining 500 shares issued.

During the fiscal year ended July 31, 2000, the Company issued 130,000 shares of its common "unregistered" and "restricted" common stock to the owner of one of its properties in exchange for a five-year management contract. The management contract took effect on January 1, 2000 and the Company's stock was issued and valued as of that date at $1.75 per share, which was the closing price on December 31, 1999. The value of the shares was recorded as an intangible asset on the books of the Company and is being amortized over the five-year life of the management contract.

During the fiscal year ended July 31, 2000, the Company issued 391,024 shares of its common "unregistered" and "restricted" common stock to various individuals and entities for $1.25 per share. In addition to the shared, the Company granted a warrant for each share purchased under the private placement, which entitles the purchasers to purchase on additional share of the Company's common stock for $1.50 per share, exercisable at any time prior to July 15, 2002. Under the private placement, certain directors of the Company purchased shares of the Company's common stock either directly or indirectly: Mr. Judhvir Parmar, 120,000 shared; Mr. K. Roger Moses, 20,000 shares; Mr. Roy Tokujo, 80,000 shares; and Mr. Stanley Mukai, 40,000 shares.

The Company has, in the past, met its financial obligations through borrowings from banks and related parties and the issuance of preferred and common stock. The Company will continue in its efforts to raise additional equity through the issuance of its common stock through private placements in order to fund its operations and expansion plans. The Company believes, although no assurance may be given, that it shall begin to collect its receivable balance from HBII within the next twelve to eighteen months. Management also believes that the Company shall have sufficient cash flows for its business operations during fiscal 2001.

The Company has done preliminary research and due diligence in attaining growth through the acquisition of other management companies throughout the Pacific Basin.


PLAN OF OPERATIONS

The Company is one of the leading regional hotel and resort management companies within the State of Hawaii. At July 31, 2000, the Company had 27 management or sales, reservations and marketing contracts covering 2,900 rooms.

The Company has a wide range of product available to the leisure traveler, from luxury condominium resorts with room rates exceeding $1,500 per night to the small budget inns with a rates under $40. The Company has also expanded its base to include other Pacific Basin destinations such as Saipan, Guam, Chuuk and most recently, New Zealand. The Company believes that the availability of differing product lines and provides appeal to more levels of business or leisure traveler, while the diversity of geographic locations helps by not making the Company dependent upon the economies of one particular region.

The Company has experienced successful growth in the past, almost doubling the number of rooms under management since it began in 1994. During the fiscal year ended July 31, 2000, the Company lost management contracts on three of its properties, representing approximately 500 rooms. It is common in the management industry to acquire and lose management contracts on an annual basis, and it should be noted that all three of the properties that it lost during the fiscal year were due to changes in the use of the properties; two of the properties converted to long term rental use and the other shifted its focus on strictly timeshare interval sales. Since 1994, the Company has acquired the bulk of its contracts from its competitors and has only lost only two over the Company's six years.

The Company plans to expand by entering into various types of agreements with properties which is not limited to a "full" management agreement under which the day to day operations as a whole of the property is the responsibility of the Company. The Company has the flexibility to tailor its services based upon the needs and desires of each property owner. Agreements may take the form of full management contracts or sales & marketing contracts or reservation agreements. With the acquisition of Hawaii Reservations Center Corp. the Company intends to aggressively seek independent properties in need of an efficient central reservations department.

On August 1, 1997, the Company was successful in entering the foreign market of the Pacific Basin when it signed a management agreement with the Aquarius Beach Tower, a 68-unit luxury condominium resort located in Saipan. On January 1, 1999, the Company acquired the management contract for a 56-unit hotel located in Chuuk. In March of 1999 the Company entered into a lease agreement for the Royal Orchid Hotel, a five star 205-unit hotel located on Tumon Bay, Guam. In January of 1999, the Company signed an agreement as co-lessee for an uncompleted 200 unit hotel located in the Cook Islands. In May of 2000, the Company signed an agreement to manage a 249-unit condominium project in Takapuna, New Zealand, which is currently under construction and scheduled to open in May of 2001. Management will continue to seek expansion in the Pacific Rim area through the assistance of its geographically diverse board of directors.

Although no assurance can be given, the Company plans to expand its portfolio of management contracts both within the State of Hawaii and outside of Hawaii and to increase its exposure in Micronesia and other Pacific Basin destinations. In addition to Hawaii, management believes that there are many opportunities to expand its client base in the emerging markets of the Pacific Basin. In addition to signing on independent hotels and resorts, the Company may achieve its desired goals through joint venture investments, leases and/or acquisitions of management contracts and/or companies. Currently, the Company is engaged in various stages of discussions for management of several properties located both within Hawaii and the Pacific Basin area, as well as exploring the possibility of the acquisition of other management companies in the region.

The Company finalized a contract for a management agreement on a brand new 249-unit condominium projects to be constructed in Takapuna, New Zealand. The terms of the lease call for the Company to pay a lease determined by a percentage of the total cost of developing the property, estimated to be NZ $56 million. The property recently broke ground and construction is ongoing on the project, with opening currently scheduled for May of 2001. Although no assurance can be given, management is confident that the Company shall attain acceptable profit levels from the management of this property.

The Company continues to negotiate with other properties located in Hawaii and the Pacific Basin and is optimistic that it will be successful in securing additional contracts during the coming fiscal year.

The Company experienced losses during the fiscal year July 2000 as expenses and overhead were incurred in anticipation of the commencement of operations in Guam and other projects that will be coming on-line within the next twelve to eighteen months.

The Company is in the final stages of renegotiations with the owner of the Royal Orchid Hotel and management is confident, although no assurance may be given that it will be successful in finalizing an agreement that will limit the Company's financial exposure for any operating losses incurred by the property.

Although no assurances can be given, management is optimistic that the Company will attain profitability once the renegotiation is finalized, the operations of the property in Guam mature, and the New Zealand property opens.

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

On July 31, 1995, the Company invested $100,000 into a reorganization plan instituted by HBII. Under terms of the HBII reorganization plan, the eighty-seven units owned by HBII will be sold under a timeshare plan and investors in the timeshare plan may receive up to four times their investment over the life of the timeshare plan. As of July 31, 2000, the Company has received a total of $175,516 from this investment. Of the funds received, $43,879 represents a return of the initial investment and $131,637 represents a gain to the Company. At July 31, 1999, the balance of the investment was $56,121. The Company has classified the remaining principal balance as a due from related party as the principal asset of HBII, the units located in Hanalei Bay Resort, was sold in 1999.

Subsequent to July 31, 2000, HBII executed two assignments of its interest in the future cashflows generated by the timeshare unit sales of the Hanalei Bay Resort. The first assignment is for $1,105,001, which represents the outstanding receivable balance due to the Company by HBII. The second assignment is for $3,315,003, which represents an additional amount negotiated between the Company and HBII, in exchange for the Company allowing the sale of the Hanalei Bay Resort to proceed even though the Company was not paid in full from the cash proceeds received at closing. Although no assurance can be given, the Company expects to begin collecting funds from the assignment within the next twelve to eighteen months.

In March of 1999, HBII sold its principal asset, the Hanalei Bay Resort and the sale proceeds received at closing was insufficient to retire the investment by the Company. Under the terms of the sale, in addition to the sale proceeds received at closing, the current HBII partners shall share in the future cashflows generated by timeshare sales of the units located within the Hanalei Bay Resort, after certain secured and preferential payments are made. HBII shall make payments to the Company through the funds received from the future cashflows generated by the timeshare sales of the Hanalei Bay Resort units (see Note 2 to the Consolidated Financial Statements). Although no assurances can be given, management is confident that the Company shall receive payment in full of its receivable balance from HBII. Certain members of the Board of Directors of the Company have a direct or indirect financial interest in HBII (See Item 12).

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

On April 30, 2000, the Company purchased all of the outstanding stock of Hawaii Reservations Center Corp. ("HRCC") from Mr. Charles McGee, a former director of the Company. Immediately prior to the Company's purchase of HRCC, the assets of HRCC except for accounts receivable of $12,400 and furniture & equipment were distributed to Mr. McGee.
Under the terms of the purchase agreement, the Company paid as consideration $350,000 for 100% of the outstanding stock of HRCC and assumed liabilities of $26,817. The Company allocated $10,000 of the purchase price to the value of the furniture and equipment of HRCC, and recorded $366,817 of goodwill, which shall be written off over 20 years. In addition, prior to the acquisition of the stock of HRCC, the Company issued 2,000 shares of its $100 par value Preferred Stock to Mr. McGee in settlement of the accounts payable of the Company due to HRCC for past reservation services.

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

GROWTH STRATEGY
The Company believes that the improving tourism industry together with the current economic environment will provide excellent opportunities for future growth. Under the current economy of the Hawaii hotel industry, the Company is able to provide more benefits to the owners of properties which are under performing in the form of economies of scale in advertising, reservations, sales and marketing which should translate to higher revenues and profitability for the property.

Since the Company allocates the cost of expenditures to all of the managed properties, property owners would enjoy a substantial increase in the exposure to the general public, travel agents and wholesalers than an independent hotel could accomplish. The Company also provides this at a much lower cost than an independent hotel could. The operational expertise provided by the Company would also assist the property owner in reducing operating expenses in the areas of staffing and central purchasing. Other contributing factors to the future growth of the Company over the next few years are:

Existing Contracts. The Company has been successful in improving or maintaining the performance for its properties over the past few years in spite of the decrease in the Hawaii tourist market. Further improvements in revenues and net operating profits for the Company's current portfolio of properties will result in higher management fees for the Company. The additional fees from the Company's current portfolio of properties would generally not entail additional incremental expenses to the Company. Instead, an expansion of the Company's management contract portfolio would provide better savings to the existing properties, which in certain contracts would translate into higher management incentive fees.

Additional Contracts. Although no assurance can be given, management believes that it will be successful in attaining additional management contracts in the future. Opportunities for additional contracts may arise from a myriad of factors that include sales of properties, foreclosures, underperformance and dissatisfaction with current management. A number of properties in Hawaii are under performing and cannot generate the cashflow necessary to service the debts of the properties. Many of these properties were purchased by Japanese investors at the height of the Asian bubble of the mid to late 1980s. Management has a proven track record over the past six years in improving the performance of the properties it manages. Management is constantly looking for properties in need of the Company's services.

Emerging Markets. The Company currently has the majority of its contracts located within the State of Hawaii. Management believes that there are emerging markets in which the services provided by the Company will be needed. These areas include Guam, Saipan, Chuuk, New Zealand and other Pacific Basin regions. Management has been successful in securing management contracts for four properties throughout the Pacific Basin, on of which is scheduled to open within the next eight months. Although no assurance can be given, management is confident that it will be able to continue to be successful in acquiring additional management contracts in the Pacific Basin and enhance the profitability of these properties through the services it provides.

Acquisitions. The Company may also seek opportunities to acquire other hotel management contracts and/or companies that would result in further synergies for the Company and its managed properties. The Company has had preliminary discussions and investigated and researched the potential acquisition of other management companies throughout the Pacific Basin.

ITEM 7.  	FINANCIAL STATEMENTS


                          PART F/S

The financial statements of the Company have not been audited as of this filing date due to a change in the independent auditors of the Company. The Company shall file Form 10K-SB/A and include the audited financial statements upon the completion of the audit.


FINANCIAL STATEMENTS                               Page No.

Consolidated Balance Sheets -
  July 31, 2000 and 1999                              31

Consolidated Statements of Operations
  for the years ended July 31, 2000 and 1999          33

Consolidated Statements of Stockholder's Equity
  for the years ended July 31, 2000 and 1999          34

Consolidated Statements of Cash Flows
  for the years ended July 31, 2000 and 1999          35

Notes to Consolidated Financial Statements            37

The Castle Group, Inc. and Subsidiary
Consolidated Balance Sheets
For the years ended July 31, 2000 and 1999
(Unaudited)


                             ASSETS

                                              2000        1999
                                         -----------------------
Current Assets
 Cash                                    $   120,682 $    93,440
 Accounts receivable, less allowance for
  doubtful accounts of $28,612 & $60,311
  in 2000 and 1999, respectively           1,703,333   1,285,448
 Due from related parties,
  current (Note 2)                                 0     428,316
 Notes receivable, current (Note 3)           70,184     110,300
 Prepaid Expenses                            189,029     164,667
 Restricted Cash                              19,941      19,941
                                         -----------------------
    Total current assets                   2,103,169   2,102,112
Furniture, Fixtures and Equipment,
  net (Note 1)                                66,786      46,475
Due from related party,
 noncurrent (Note 2)                       1,105,001     635,537
Notes Receivable, Noncurrent (Note 3)              0      35,900
Deposits                                     324,970     183,281
Investment in HBII Timeshare Program               0      56,121
Intangible Assets, net (Note 1)              563,190           0
                                         -----------------------
    Total assets                         $ 4,163,116  $3,059,426
                                         =======================



















The accompanying notes are an integral part of the consolidated financial statements

The Castle Group, Inc. and Subsidiary
Consolidated Balance Sheets
For the years ended July 31, 2000 and 1999
(Unaudited)

         LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIENCY)

                                              2000        1999
                                         -----------------------
Current Liabilities:
 Accounts payable                        $ 2,012,748 $   916,094
 Vacation payable                            101,729     107,349
 Wages payable                               114,589      82,771
 Taxes payable                                77,977      25,629
 Due to related parties,
  current (Note 2)                           257,100     162,299
 Notes payable, current (Note 5)             273,400     173,300
 Deferred income (Note 1)                     94,691      91,008
 Other accrued liabilities                   403,501     421,249
                                         -----------------------
     Total current liabilities             3,335,735   1,979,699
Due to Related Parties,
 noncurrent (Note 2)                         199,352      42,975
Notes Payable, noncurrent (Note 5)           375,062     322,606
Deferred Income (Note 1)                      37,856      70,368
                                         -----------------------
     Total liabilities                     3,948,005   2,415,648
                                         -----------------------
Commitments and Contingencies (Note 4)
Redeemable Preferred Stock, $100 par
 value, 50,000 shares authorized, 8,550
 shares issued & outstanding in 1999
 (see Note 7)                                      0     871,715
Stockholders' Equity
Preferred Stock, $100 par value, 50,000
 shares authorized, 11,020 & 8,500 shares
 issued and outstanding,in 2000 & 1999,
 respectively (Note 7)                     1,105,000           0
Stockholders' Equity (Deficiency) (Note 8):
 Common stock, $.02 par value, 20,000,000
 Shares authorized, 5,928,055 & 5,407,031
 issued and outstanding in 2000 and
 1999, respectively                          118,561     108,141
Common stock held by lessor                 (111,641)   (111,641)
Capital in excess of par                   3,370,828   2,668,956
Accumulated deficit                       (4,267,637) (2,893,393)
                                          ----------------------
 Total stockholders' equity (deficiency)     215,111  (  227,937)
                                          ----------------------
  Total liabilities and stockholders'
equity (deficiency)                       $4,163,116  $3,059,426
                                          ======================

The accompanying notes are an integral part of the consolidated financial statements

The Castle Group, Inc. and Subsidiary
Consolidated Statements of Operations
For the years ended July 31, 2000 and 1999
(Unaudited)

                                              2000        1999
Revenues:
 Hotel revenue and management fees
  (includes excise tax of $130,345 and
  $173,005 in 2000 and 1999               $ 3,773,806 $ 4,032,122
 Other income                                 415,563     305,161
                                          -----------------------
    Total revenues                          4,189,369   4,337,283
                                          -----------------------
Expenses:
 Payroll and benefits                       2,460,603   2,291,910
 Reservations services                        839,595     979,759
 Rent                                         493,538     372,078
 Sales and marketing                          434,021     352,346
 Taxes                                        142,133     174,058
 Travel and entertainment                      30,994     157,405
 Professional fees                            147,072     106,266
 Insurance                                    234,591      68,825
 Office & Supplies                            169,882      49,003
 Utilities                                    350,437      47,505
 Depreciation and amortization                 55,797      28,192
 Repairs and maintenance                       64,424      20,073
 Other                                         60,954      48,617
                                           ----------------------
    Total expenses                           5,484,041  4,696,037
                                           ----------------------
Income (Loss) from Operations              (1,314,672)   (358,754)
Other Expenses:
 Interest expense                              79,569     128,704
                                          -----------------------
Net Income (Loss)                         $(1,374,241)$(  487,458)
                                          =======================

Per Common Share Data (Note 8):
 Basic earnings (loss)                    $    (0.23) $    (0.09)

 Diluted earnings (loss)                  $    (0.23) $    (0.09)










The accompanying notes are an integral part of the consolidated financial statements

The Castle Group, Inc. and Subsidiary
Consolidated Statements of Stockholders'  Equity (Deficiency)
For the years ended July 31, 2000 and 1999
(Unaudited)

                                                    Stock
                                                  Subscribed  Stock  Capital in
                                    Stock            and     Held By  Excess of  Accumulated
                               Shares     Amount   Unissued  Lessor      Par       Deficit       Total
Balance July 31, 1998        5,311,130   106,223       -       -      2,539,175  (2,405,938)    239,460
 Exercise of common stock
  warrants                      12,244       245       -       -         30,559        -         30,804
 Issuance of common stock
  as compensation               22,500       450       -       -         40,331        -         40,781
 Costs related to issuance
  of redeemable preferred
  stock (Note 7)                  -         -          -       -        (34,812)       -        (34,812)
 Redeemable preferred stock
  dividend accrual (Note 7)       -         -          -       -        (16,715)       -        (16,715)
 Issuance of common stock
  to lessor (Note 8)            61,157     1,223       -   (111,641)    110,418        -           -
 Net loss for the year
  ended July 31, 1999             -         -          -       -          	-       (487,458)   (487,458)
                             ---------------------------------------------------------------------------
Balance July 31, 1999        5,407,031  $108,141 $     -  $(111,641) $2,668,956 $(2,893,396) $ (227,941)
Common Stock Sold              391,024     7,820       -       -        476,972         -       484,792
Issuance of common stock
 For contract                  130,000     2,600       -       -        224,900         -       227,500
Net loss for the year
  Ended July 31, 2000            -         -           -       -           -     (1,374,241) (1,374,241)
                             ---------------------------------------------------------------------------
Balance July 31, 2000        5,928,055   118,561       -  $(111,641)  3,370,828  (4,267,637) (  889,889)
                             ---------------------------------------------------------------------------
Preferred Stock at
  July 31, 1999                  8,550   855,000       -       -          -            -        855,000
Accrued Dividends on
  Preferred Stock                 -         -          -       -          -            -         16,715
                             --------------------------------------------------------------------------
Balance July 31, 1999            8,550   855,000       -       -          -            -        871,715
Issuance of preferred
  Stock                          2,500   250,000       -       -          -            -        250,000
Payment of dividends
  On preferred stock              -         -          -       -          -            -        (16,715)
                             ---------------------------------------------------------------------------
Preferred stock at
  July 31, 2000                 11,050 1,105,000       -       -          -            -       1,105,000
                             ---------------------------------------------------------------------------
Stockholders' Equity
  At July 31, 2000               n/a      n/a          -       -          -            -         215,111
                             ===========================================================================

The accompanying notes are an integral part of the consolidated financial statements

The Castle Group, Inc. and Subsidiary
Consolidated Statements of Cash Flows
For the Years ended July 31, 2000 and 1999
(Unadited)

                                                       2000             1999
Cash Flows from Operating Activities:
Net Income (loss)                                  $(1,374,241)    $(  487,458)
Adjustments to reconcile net loss to
net cash used in operating activities-
 Depreciation and amortization                          59,877          28,192
 Issue of common stock as compensation                    -             40,781
  Changes in assets and liabilities-
   Increase in accounts receivable                    (417,889)       (272,030)
    Increase (decrease) in due from related parties     14,973        (219,055)
    Decrease (increase) in prepaid expenses            (24,362)       (142,593)
    Decrease (increase) in notes receivable             76,016         103,800
    Increase (decrease) in deferred income             (28,829)         81,376
    Increase in accounts payable                     1,096,654          26,687
    Increase (decrease) in wages payable                31,818           6,286
    Decrease in vacation payable                        (5,620)         (1,506)
    Decrease in taxes payable                           52,348            (730)
    Increase in other accrued liabilities              (17,748)        139,344
                                                   ----------------------------
      Net cash used in operating activities           (537,003)       (696,906)
Cashflows from Investing Activities:               ----------------------------
 Repayment of loan by Hanalei Bay Int'l Investors         -            435,000
 Purchase of furniture, fixtures & equipment           (49,061)       ( 10,946)
 Decrease in investment in HBII Time Share Program        -              2,785
 Receipt (payment) of deposits                        (141,689)       (157,634)
Purchase of Hawaii Reservations Center                (366,817)           -
Purchase of management contract                       (227,500)           -
     Net cash provided by (used in)                ----------------------------
       investing activities                           (785,067)        269,205
Cashflows from Financing Activities:               ----------------------------
 Proceeds from exercise of common stock warrants          -             30,804
 Proceeds from issuance of preferred stock, net of
   issuance cost                                       250,000         820,188
 Proceeds from issuance of common stock                712,292            -
 Payment of dividends on preferred stock             (  16,715)           -
 Repayment to related parties                        (  48,822)       (321,726)
 Proceeds from related parties                         300,000            -
 Repayment of notes payable                           (172,444)       (700,000)
 Proceeds from notes payable                           325,000         445,906
                                                   ----------------------------
     Net cash provided by financing activities       1,349,311         275,172
                                                   ----------------------------
 Net Increase (Decrease) in Cash                        27,241        (152,529)
Cash at Beginning of Year                               93,440         245,969
                                                   ----------------------------
Cash at End of Year                                    120,681          93,440
                                                   ============================

The accompanying notes are an integral part of the consolidated financial statements

The Castle Group, Inc. and Subsidiary
Consolidated Statements of Cash Flows (Continued)
For the Years ended July 31, 2000 and 1999
(Unaudited)


                                                           2000          1999
Supplemental Disclosures:
 Cash paid during the year for interest                $  79,569     $ 145,070
                                                       ==========    =========

Supplemental Schedule of Noncash Investing and Financing Activities:

  Isuance of common stock to lessor                    $    -        $ 111,641

 Redeemable preferred stock dividend accrual                -           16,715































The accompanying notes are an integral part of the consolidated financial statements

The Castle Group, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(Unaudited)


1.   Summary of Significant Accounting Policies

Organization
The Castle Group, Inc. was incorporated under the laws of the State of Utah on August 21, 1981. The Castle Group, Inc. operates in the hotel and resort management industry in the State of Hawaii, Guam, The Federated States of Micronesia and the Commonwealth of Saipan under the trade names "Hawaiian Pacific Resorts" and "Castle Resorts and Hotels."

The accounting and reporting policies of The Castle Group, Inc. and Subsidiary (the "Company") conform with generally accepted accounting principles and practices within the hotel and resort management industry.

Principles of Consolidation
The consolidated financial statements of the Company include the accounts of The Castle Group, Inc. and its wholly-owned subsidiaries, Hawaii Reservations Center Corp., KRI, Inc. and KRI, Inc.'s wholly-owned subsidiary, HPR Advertising, Inc. All significant inter-company transactions have been eliminated in the consolidated financial statements.

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

Reclassifications
Certain reclassifications were made to the 1999 consolidated financial statements to conform to the 2000 presentation. Such reclassifications did not have an effect on net income as previously reported.

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

At July 31, 2000 and 1999, furniture, fixtures and equipment consisted of the following:

                                          2000       1999

     Office equipment                 $ 270,019  $  220,959
     Less accumulated depreciation      203,233     174,484
                                      ---------------------
                                      $  66,786  $   46,475
                                      =====================

Depreciation is computed using the declining balance and straight-line methods over the estimated useful life of the assets (5 to 7 years). For the years ended July 31, 2000 1999 depreciation expense was $28,750 and $25,607 respectively.

Intangibles
Intangible assets consist of contract acquisition costs and goodwill. The contract acquisition cost is being amortized over the life of the contract acquired (5 years) on a straight-line basis. Goodwill costs are being amortized on a straight-line basis over 20 years. At July 31, 2000 and 1999, the balances of those intangibles were as follows:

                                     2000           1999

  Contract Acquisition Costs      $ 227,500       $   -
  Goodwill                          366,817           -
                                  -------------------------
                                    594,317           -
  Less Accumulated Amortization    ( 31,127)          -
                                  -------------------------
                                  $ 563,190           -
                                  =========================

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

The Castle Group, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(Unaudited)


During the year ended July 31, 1998, the Company received a signing bonus of $80,000 as a result of a contract entered into with a vendor to provide services over a three-year period. Income is recognized on the straight-line method over the term of the contract.

Sales and Marketing Expenses
The Company incurs sales and marketing expenses in conjunction with the production of promotional materials, trade shows, retainers for out-of-state sales agents, and related travel costs. Such costs are expensed as incurred. During the years ended July 31, 2000 and 1999, the Company incurred sales and marketing expenses of $434,021 and $352,346, respectively.

Concentration of Credit Risks
The Company maintains its cash with several financial institutions in Hawaii. Balances maintained with these institutions are occasionally in excess of federally insured limits.

Concentration in Market Area
The Company manages hotel properties primarily in Hawaii and is dependent on the state's visitor industry. During the years ended July 31, 2000 and 1999, the Company expanded its operation to Guam, New Zealand and Saipan, respectively. The Company is also contemplating expansion into other areas in the Pacific.

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

Castle Group, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(Unaudited)


2.   Related Party Transactions

Hanalei Bay International Investors
The Company had a hotel management agreement with HBII to manage the Hanalei Bay Resort ("HBR"). The managing general partner of HBII is also the chairman and chief executive officer of the Company. Under the management agreement with HBII, the Company was to receive management and incentive fees based on a percentage of gross total revenue and net income, respectively. The Company also received reservation and marketing fees based on a percentage of room revenue. During the year ended July 31, 1999, total fee income from HBR amounted to $739,346.

In March 1999, HBII consummated the sale of its interest in HBR to an unrelated third party. The proceeds from the sale of HBR were not sufficient to satisfy all claims of HBR's creditors. At July 31, 2000 and 1999, the Company's receivable from HBR amounted to $1,119,974 (including the principal balance of the Company's timeshare investment) and $1,105,001, respectively. Under the terms and conditions of the agreement to sell HBR, HBII is entitled to receive a percentage of the future cash flows from HBR s hotel operations and the sale of certain time-share units. The current portion of the receivable of $428,316 as of July 31, 1999 represents the projected available cash flow of HBII to repay the Company during fiscal 2000. The Company has received updated projections from the current owner of HBR and based on those projections, HBII shall receive distributions in the calendar year 2002. Based on this, the entire receivable from HBII has been reclassified as a non-current asset as of July 31, 2000. Management expects that such proceeds will be sufficient to allow HBII to repay its debt to the Company.

HBII Time Share Program
In July 1995, the Company invested $100,000 in the HBII Time Share Program of Hanalei Bay Resort. The Company receives moneys based on a percentage of timesharing unit sales. The Company records proceeds from the investment on the installment method, whereby a portion of the proceeds represents a return of initial investment and a portion represents gains.

During 1999, the Company received $11,100 from this investment of which $2,800 represents a return of initial investment and $8,400 represents a gain recognized by the Company. At July 31, 1999, the investment in the HBII Time Share Program was $56,121.

As of July 31, 2000, the Company reclassified the remaining principal balance of $56,121 as a "Due from Related Party".

Castle Group, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(Unaudited)


Reservations Services
Reservations services were provided by Hawaii Reservation Center
Corporation ("HRCC"), wholly owned by a former director of the Company. The Company had a payable balance to Hawaii Reservation
Center Corporation of $78,684 as of July 31, 1999.

In April of 2000, the Company purchased all of the outstanding stock of HRCC for $350,000 in cash and the assumption of $26,817 of liabilities, and HRCC became a wholly owned subsidiary of the Company.

Reservations services expense related to Hawaii Reservation Center Corporation is included in the Reservations Services caption in the Consolidated Statements of Operations. Through July 31, 2000, HRCC recorded a net profit of $3,045 that is also included in the Reservations Services caption in the Consolidated Statements of Operations.

Due to Related Parties
The Company had the following related party loan balances as of July 31, 2000 and 1999:

                                              2000      1999
6% loans from stockholders, due
August 31, 1998                            $ 143,600 $ 143,600
10% loans from Officer, due 03/31/2003       269,851      -
10% loans from Officer, due 08/15/2001        43,001    61,674
                                           -------------------
                                             456,452   205,274
Less current portion                         257,100   162,299
                                           -------------------
Due to related parties, non-current        $ 199,352 $  42,975
                                           ===================

In June 1998, the Company issued warrants to acquire up to 87,500 shares of common stock for $2.00 per share, exercisable through June 2003 in exchange for the $175,000 loan made by a Director. No warrants were exercised during 2000 or 1999.

In July 2000, the Company issued warrants to acquire up to 391,024 shares of Common Stock for $1.50 per share, exercisable through July 15, 2002 in exchange for participation in a private placement of the Company's common stock at $1.25 per share. Four directors of the Company invested $208,000 in the aggregate through the private placement and were issued warrants to acquire up to 260,000 shares of the Company's Common Stock.

In February of 2000, an officer of the Company purchased 500 shares of the Company's $100 par value preferred stock.

Castle Group, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(Unaudited)


3.   Notes Receivable

At July 31, 2000 and 1999, notes receivable consisted of the following:

                                           2000         1999
Notes receivable from third party in
 Monthly installments of $10,000,
 including interest at 10% per annum.
 Balance of principal and interest is
 due September 1, 2000.  Real estate is
 pledged as collateral.                    70,184      146,200
Less current portion                       70,184      110,300
                                        ----------------------
Notes receivable, non-current           $    -       $  35,900
                                        ======================

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

At July 31, 2000, the future minimum rental commitments under these leases was as follows:

  Schedule of future minimum lease payments

                    2001             $    2,655,000
                    2002                  2,799,000
                    2003                  2,894,000
                    2004                  2,909,000
                    2005                  1,139,000
                                     --------------
                                     $   13,804,000
                                     ==============

Rent expense under these leases amounted to approximately $317,000 for the years ended July 31, 2000 and 1998, respectively.

Castle Group, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(Unaudited)


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

Lease of Real Property in Cook Islands
In January 1999, the Company signed an agreement as a co-lessee for certain real property located in the Cook Islands, upon which is situated an uncompleted hotel development that is approximately 85% completed. Under terms of the agreement with the lessor, the lessees collectively are to complete construction of the hotel and open substantially all of the rooms of the hotel for business not later than June 30, 2000. If substantially all of the rooms of the hotel are not open for business by June 30, 2000, the lessor of the property is entitled to compensation in an amount to be determined by arbitration. Funding for the completion of the hotel development was to be provided by the Company's co-lessee. However, as of July 31, 2000, the Company's co-lessee has been unable to fund the completion of the hotel development. The Company's co-lessee is responsible for any compensation awarded to the lessor and the Company has no responsibility to contribute to any compensation paid to the lessor. The Company attempted to secure a replacement for the co-lessee but was unsuccessful and therefore, considers its involvement in the Cook Islands project to be terminated.

Castle Group, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(Unaudited)


5. Notes Payable

At July 31, 2000 and 1999, notes payable consisted of the following:

                                                2000          1999
Term loan payable to a bank at an
 interest rate of 9.25% with monthly
 payments of  $8,352.  The balance and
 any unpaid interest is due on May 24,
 2004.  The Company's accounts receivable,
 furniture, fixtures and equipment are
 pledged as collateral and the Company's
 Chief Executive Officer is a guarantor	     $ 323,462    $ 395,906

$200,000 line of credit from a bank dated
 May 25, 1999.  Drawings are due on
 September 30, 2000, with interest (11%
 at July 31, 2000) at 3% above the bank's
 base rate.  The Company's accounts
 receivable, furniture, fixtures and
 equipment are pledged as collateral and
 the Company's Chief Executive Officer is
 a guarantor on the line of credit             200,000      100,000

Note payable to unrelated party with
 interest determined based on 1/3 the
 profits of the Company's wholly owned
 subsidiary, HRCC.  Principal and any
 unpaid interest due on December 31, 2001      125,000            0
                                             ----------------------
                                               647,635      495,906
Less current portion                           273,400      173,300
                                             ----------------------
Notes payable, non-current                   $ 375,062    $ 322,606
                                             ======================

6. Employee Benefits

The Company has a 401(k) Profit Sharing Plan (the "Plan") available for its employees. Under the terms of the Plan, the Company may match 50% of the compensation reduction of the participants in the Plan up to 1% of compensation. Any employee with one-year service and 1,000 credit hours of service, who is at least twenty-one years old, is eligible to participate. For the years ended July 31, 2000 and 1999, the Company made no contributions.

Castle Group, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(Unaudited)


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

7. Redeemable Preferred Stock

In March and April of 1999, the Company issued a total of 8,550 shares of $100 par value redeemable preferred stock to certain officers and directors. Dividends are cumulative from the date of original issue and are payable semi-annually, when, and if declared by the board of directors beginning July 15, 1999 at a rate of $7.50 per annum per share. During the fiscal year ended July 31, 2000, the Company paid dividends to holder of record as of July 15, 2000 in the amount of $16,715. At July 31, 1999, accrued dividends on these shares of $16,715 ($1.95 per share), is included in redeemable preferred stock in the accompanying Consolidated Balance Sheet. The shares are nonvoting, and are convertible into the Company's common stock at an exercise price of $3 per share. As of January 15, 2001, the redeemable preferred stock will be redeemable at the option of the Company at a redemption price of $100 per share plus accrued and unpaid dividends. In February and April of 2000, the Company issued an additional 2,500 shares.

Of the shares issued during the fiscal year ended July 31, 2000, 2,000 shares were issued to the former sole stockholder of HRCC in settlement of amounts due to HRCC for past reservation services performed through April 30, 2000. An additional 500 shares were issued to an officer of the Company.

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

During the fiscal year ended July 31, 2000, the Company issued 521,024 shares of restricted common stock. 130,000 shares were issued to the owner of one of the properties managed by the Company in exchange for a new five-year management agreement. The shares were valued as of the date of the new management contract, January 1, 2000, at $1.75 per

Castle Group, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(Unaudited)


share. The remaining 391,024 shares were issued to various individuals and entities through private placements of stock at a price of $1.25 per share. The purchasers of the 391,024 shares also received a warrant for each share purchased. The warrants entitle the holder to purchase one additional share of the Company's common stock for $1.50 per share, exercisable anytime prior to July 15, 2002. Directors of the Company purchased, directly or indirectly, 260,000 of the 391,024 shares issued.

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

Common Stock Warrants
In June 1998, the Company issued common stock warrants to acquire up to 187,500 shares of common stock for $2.00 per share, exercisable through June 2003 in exchange for certain loans made to the Company. No common stock warrants were exercised during 1999 and 1998. A director of the Company was issued warrants for 87,500 shares in exchange for a loan made to the Company.

In May 1994, the Company issued common stock warrants to acquire up to 25,000 shares of common stock for $1.25 per share, exercisable through May 1999 in exchange for consulting services rendered. During 1999, these common stock warrants were exercised on a net basis, resulting in the issuance of 12,244 shares of the Company's common stock.

During the fiscal year ended July 31, 2000, the Company issued warrants to acquire up to 391,024 shares of common stock for $1.50 per share, exercisable through July 15, 2002, in exchange for the purchase of common stock at a price of $1.25 per share. Directors of the Company were issued, directly or indirectly, warrants to acquire 260,000 shares of the Company's common stock.

Common Stock Options
In May 1997, the Company, as part of a renegotiation of its reservation services agreement, granted an option to purchase 50,000 shares of the Company's common stock at a price of $2 per share to Hawaii Reservation Center Corporation ("HRCC"), which is wholly-owned by a stockholder/director of the Company. The options are exercisable at any time between May 1997 and 2002 and no options were exercised as of July 31, 2000 or 1999. In April of 2000, immediately prior to the Company's acquisition of HRCC, HRCC assigned the option to its sole shareholder, a former director of the Company.

Castle Group, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(Unaudited)


No other stock options were issued during the years ended July 31, 2000 or 1999.

Per Common Share Data
The following is a reconciliation of the numerators and denominators of the basic and diluted common earnings (loss) per share:

                                                    2000
                                   -------------------------------------------
                                                                    Per Common
                                     Income          Shares            Share
                                   (Numerator)    (Denominator)       Amount
BASIC:
Net Income                         $(1,374,241)     5,928,055         $ (0.23)
Effect of dilutive securities:
 Stock subscriptions, options
 and warrants                             -              -                -
                                   -------------------------------------------
DILUTED:
Net Income and assumed conversions $(1,374,241)     5,928,055        $  (0.23)
                                   ===========================================


                                                       1999
                                   -------------------------------------------
                                                                    Per Common
                                     Income          Shares           Share
                                   (Numerator)    (Denominator)       Amount
Net Loss                           $ (487,458)
 Less: Redeemable preferred
       stock dividend accrual        ( 16,715)
                                   -----------
BASIC:
Loss available to common
 stockholders                        (504,173)    $ 5,313,912        $  (0.09)
Effect of dilutive securities:
 Redeemable preferred stock,
 Stock subscriptions, options
 and warrants                            -               -                -
                                   -------------------------------------------
DILUTED:
Loss available to common
 Stockholders and assumed
 Conversions                       $ (504,173)    $ 5,313,912        $  (0.09)
                                   ===========================================

Castle Group, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(Unaudited)


In 2000, 1,105 shares of preferred stock, 578,524 shares covered under stock warrants and 50,000 common stock options were not considered common stock equivalents since they had an anti-dilutive effect on basic loss per share.

In 1999, 8,550 shares of preferred stock, 187,500 common stock warrants, and 50,000 common stock options were not considered common stock equivalents since they had an anti-dilutive effect on basic loss per share.

9. Income Taxes

Significant components of the Company's deferred tax assets and liabilities as of July 31, 2000 and 1999 are as follows:


                                            2000         1999
 Deferred Tax Assets:
  Net operating loss carryforward        $1,500,000     920,000
  Noncompetition agreement                  176,000     197,000
  Deferred income                            10,000      21,000
  Vacation pay                                6,000       8,000
                                         -----------------------
                                         $1,692,000  $1,146,000
 Deferred Tax Liability:
  Furniture, fixtures and equipment          (5,000)     (5,000)
                                         -----------------------
 Net Deferred Tax Asset                   1,687,000   1,141,000
 Valuation Allowance                     (1,687,000) (1,141,000)
                                         -----------------------
                                         $        0  $        0
                                         =======================

The net change during 2000 and 1999 in the valuation allowance was an increase of $546,000 and a decrease of $218,000, respectively.

The Company has a net operating loss carryforward for income tax purposes of $3,746,000 at July 31, 2000, which expires at various dates through fiscal year 2020.

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

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company dismissed PricewaterhouseCoopers LLP as its principal accountant during the fiscal year ended July 31, 2000. There were no disagreements with PricewaterhouseCoopers LLP.

The Company is in the process of finalizing an agreement with its new accountants and therefore, the financial statements included in this filing have not been audited. The Company shall file Form 10K-SB/A upon the completion of its audit for the fiscal year ended July 31, 2000.

                              PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE
          ACT.

The following table sets forth certain information concerning the directors and executive officers of the Company as of October 30, 2000. Except as otherwise stated below, the directors will serve until the next annual meeting of stockholders or until their successors are elected or appointed, and the executive officers will serve until their successors are appointed by the Board of Directors.

        Name               Age             Position
-----------------------    ---   ---------------------------------
Rick Wall                  57    Chief Executive Officer, Director
                                 And Chairman of the Board
John G. Tedcastle          66    Vice Chairman of the Board
                                 and Director
Hideo Nomura               48    Director
Motoko Takahashi           56    Secretary and Director
Judhvir Parmar             65    Director
Stanley Mukai              67    Director
Edward Calvo Sr.           63    Director
K. Roger Moses             58    Director
Roy Tokujo                 59    Director
Michael S. Nitta           41    Chief Financial Officer
Thomas S. Blankley, Jr.    47    Executive Vice President
Alan R. Mattson            44    Senior Vice President,
                                 Sales & Marketing

Rick Wall. Mr. Wall was appointed the Company's chief executive officer and chairman of the board upon consummation of the Castle Plan. Mr. Wall was instrumental in the formation of Castle Group Hawaii, the negotiation and consummation of the Castle Plan and the acquisition of KRI. He was the president, director and founder of Castle Group Hawaii. Mr. Wall has served on the board of directors of the Hawaii Visitors & Convention Bureau and is chair of the HVCB's Governmental Affairs Committee. Mr. Wall resides in Honolulu, Hawaii.

John G. Tedcastle. Mr. Tedcastle was appointed as a director of the Company in November 1993. Mr. Tedcastle is experienced in the travel and hotel industry, having been involved for several years as part owner and developer of an eleven-property hotel chain in New Zealand. He has also been a senior partner in a prominent law firm in Auckland, where he specialized in property, financing and general business law. Mr. Tedcastle resides in Auckland, New Zealand.

Hideo Nomura. Mr. Nomura was appointed as a director of the Company in November 1993. Mr. Nomura is president of Nomura Holdings and of Nomura Hitchcock Corporation, Ltd., a property related investment and consulting firm based in Tokyo, Japan, and has held this position since 1987. Mr. Nomura is the operational executive of the Marina del Rey Residential Development in California, and was the manager of Mitsui & Company (N.Z.) Ltd. for five years until 1987. Mr. Nomura is a resident of Japan.

Motoko Takahashi. Ms. Takahashi was appointed secretary of the Company in August of 1994 and as director in March of 1995. Ms. Takahashi had previously served as director for various Japanese investment companies in the United States. She also holds the position as Vice President of N.K.C. Hawaii, Inc. Ms. Takahashi was born and completed her education in Tokyo, Japan and has resided in the United States for more than 30 years, the past six being in Hawaii.

Judhvir Parmar. Mr. Parmar was formerly Senior Vice President of Investment Operations for International Finance Corporation ("IFC"), a wholly owned subsidiary of the World Bank. IFC was responsible for all private sector operations of the World Bank. A specialist in project corporate finance, Mr. Parmar was with IFC for more than twenty years and was responsible for the worldwide investment program at IFC. In August 1993, Mr. Parmar retired from IFC to form his own consulting company, and resides in Washington, D.C.

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

Edward Calvo, Sr. Mr. Calvo is vice president of Calvo Enterprises, Inc., a conglomerate of ten businesses with fifteen hundred employees. They are the largest private employer on Guam, where Mr. Calvo resides. Mr. Calvo has served as a Senator in the Guam legislature and is currently the Board Chairman of the Guam Waterworks Authority.

K. Roger Moses. Mr. Moses, a resident of New Zealand, was elected to the board of directors in March 2000. He is a non-executive director of Harts Reeves Moses & Company Ltd. Mr. Moses is one of New Zealand's most experienced financial and investment planners and has been involved in most facets of the investment industry. Mr. Moses is a past chairman of the Financial Planners and Insurance Advisors Association and is a former member of the Association's Board of Trustees. He has also co-authored four successful books on investment and financial planning.

Roy Tokujo. Mr. Tokujo, a resident of Hawaii, was elected to the board of directors in March 2000. Mr. Tokujo has over 40 years of experience in the hotel, restaurant and entertainment business in Hawaii and is currently the President and CEO of Cover Entertainment, Inc. Mr. Tokujo has also served as acting president and chairman of the board of the Hawaii Visitor's and Convention Bureau, and is a current board member of the Hawaii Tourism Authority, a State of Hawaii agency that administers a $60 million annual budget to promote tourism for Hawaii.

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

Thomas S. Blankley, Jr. Mr. Blankley joined the Company in September 1998. Prior to joining the Company, Mr. Blankley was president of PAHIO Vacation Resorts, Inc., Hawaii's largest timeshare sales and marketing company. A native of New York, Mr. Blankley was a Managing Director for Merrill Lynch in Tokyo and Drexel Burnham Lambert in London before moving to Hawaii in 1988. Mr. Blankley resides on the island of Kauai, Hawaii.

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

To the Company's knowledge, all directors, officers and holders of more than 5% of the Company's common stock, filed all reports required of Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ending July 31, 2000.

ITEM 10.  EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION
The following table shows for the fiscal year ended July 31, 2000, the aggregate annual remuneration of each of the three highest paid persons who are executive officers or directors of the Company as of October 30, 2000 and the executive officers and directors as a group.


Name of Individual   Capacities in which renumeration
                                                       	Aggregate
or identity of group        was received               renumeration

Rick Wall              Chairman of the Board and          $120,000
                       Chief Executive Officer

Alan Mattson           Senior Vice President              $102,603

Michael S. Nitta       Chief Financial Officer            $ 98,400

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

EMPLOYMENT CONTRACTS
The Company has entered into written employment contracts with Mr. Nitta, effective as of November 1, 1993 and Mr. Mattson effective as of September 7, 1999. Other than Mr. Nitta and Mr. Mattsond, the Company has entered into no employment contract with any director or executive officer.

The employment agreements are for three to five years and provide for a base salary, to be increased annually by a percentage no less than the increase in the Honolulu Consumer Price Index for the preceding twelve months. Under their respective employment agreements, the current base salary Mr. Nitta is $120,000 per year. However, Mr. Nitta has agreed to reduce his base salary for the current fiscal year to $90,000. The base salary for Mr. Mattson is $115,000. The employment agreements further provide for vacation leave; a monthly automobile allowance; an annual performance bonus potential of up to 15%, depending upon attaining pre-determined goal criteria; membership in a pension plan (not yet established) that would contribute the equivalent of 10% of base salary annually; a business development bonus (which has been waived in the past and current fiscal years); membership in a 401(k) plan; and full medical, dental and disability insurance.

Mr. Nitta's employment agreement contains a "change-in-control" provision which gives him the right, upon the occurrence of a "change-in-control," to terminate their employment and receive as severance pay the total compensation remaining to be paid under the agreement as of the date of such termination or the total compensation for three years following the date of termination, whichever is greater. The term "change-in-control" is defined in the agreement as the date when persons other than the shareholders of record on the date of commencement of the term of such agreement become the beneficial owner of 51% of the Company's voting stock.

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

STOCK PLANS
The Company's stockholders have approved a 1995 Stock Option Plan for the purposes of: (i) attracting and retaining employees, executive management and key employees with ability and initiative; (ii) providing incentives to those deemed material to the success of the Company; and (iii) attaining a common interest for these individuals to coincide with the interests of the Company and its shareholders. A total of 1,000,000 shares of common stock has been reserved for issuance under the Plan. No stock grants were issued for the years ended July 31, 1995 through July 31, 2000.

The Company's stockholders have approved a 1995 Stock Purchase Plan for the purposes of providing an employee benefit that will allow employees of the Company to purchase shares of common stock at a discount of 15% of the fair market value of the stock. A total of 500,000 shares of common stock has been reserved for issuance under the Plan. As of July 31, 2000, the Stock Purchase Plan had not been instituted.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
The following table sets forth the number of shares of the Company's common stock beneficially owned as of October 29, 2000 by: (i) each of the three highest paid persons who were officers and directors of the Company, (ii) all officers and directors of the Company as a Group, and (iii) each shareholder who owned more than 10% of the Company's common stock, including those shares subject to outstanding options, warrants and other convertible items. Amounts also reflect shares held both directly and indirectly by the persons named.

    Name and Address      Beneficially Owned(1)  Shares %of Class(2)
--------------------------------------------------------------------
Rick Wall
745 Fort Street
Honolulu, HI 96813                815,000(3)             12%

John G. Tedcastle
745 Fort Street
Honolulu, HI 96813                525,000(4)              8%

Hideo Nomura
745 Fort Street
Honolulu, HI 96813                525,000                 8%

Judhvir Parmar
745 Fort Street
Honolulu, HI 96813                915,833(5)             14%

Motoko Takahashi
745 Fort Street
Honolulu, HI 96813                927,000(6)             14%

    Name and Address      Beneficially Owned(1)  Shares %of Class(2)
--------------------------------------------------------------------
K. Roger Moses
745 Fort Street
Honolulu, HI  96813               274,600(7)              4%

Thomas S. Blankley, Jr.
745 Fort Street
Honolulu, Hawaii 96813            152,000(8)              2%

Stanley Mukai
500 Ala Moana Blvd 4th Floor
Honolulu, HI  96813               211,000(9)              3%

Roy Tokujo
1580 Makaloa St.
Honolulu, HI  96814               160,000(10)             2%

Michael S. Nitta
98-1722 Halakea St.
Aiea, Hawaii  96701                45,500                <1%

Directors and officers
 as a group (12  persons)       4,573,433                69%

(1) Except as otherwise noted, the Company believes the persons named in the table have sole voting and investment power with respect to the shares of the Company's common stock set forth opposite such persons names. Amounts shown include the shares issuable pursuant to various stock options and warrants exercisable in 2000.

(2) Determined on the basis of 6,585,555 shares outstanding. Amount includes shares issuable under certain stock options and warrants exercisable as of July 31, 2000.

(3) Includes 375,000 shares held by HBII Management, Inc., which is owned and controlled by Mr. Wall.

(4) Includes 525,000 shares held by The John Tedcastle Family Trust, of which Mr. John Tedcastle is trustee with control over voting rights.

(5) Includes 525,000 shares held by L.C.C. Management, Inc., a corporation owned and controlled by Ms. Janet Parmar, spouse of Mr. Judvhir Parmar, a director of the Company. Includes 207,500 shares issuable pursuant to warrants held by Mr. Parmar. Includes 33,333 shares issuable pursuant to preferred stock held by Mr. Parmar.

(6) Includes 900,000 shares held by N.K.C. Hawaii, Inc., which is owned and controlled by the family of Ms. Motoko Takahashi.

(7) Includes 30,000 shares issuable pursuant to warrants held by Mr. Moses. Includes 222,100 shares held by Moses Management Ltd., a company controlled by Mr. Moses.

(8)  Includes 50,000 shares issuable pursuant to warrants held by the
     parents of Mr. Thomas Blankley Jr.   Includes 66,667 shares
     issuable pursuant to preferred stock held by the parents and siblings of Mr. Thomas Blankley Jr. Includes 33,333 shares issuable pursuant to preferred stock held by Mr. Thomas Blankley, Jr.

(9) Includes 171,000 shares and 40,000 shares issuable pursuant to warrants held by various entities controlled by Mr. Mukai.

(10) Includes 80,000 shares and 80,000 shares issuable pursuant to warrants held by various entities controlled by Mr. Tokujo.

OPTIONS, WARRANTS AND RIGHTS
In May 1994, the Company entered into a Common Stock Purchase Warrant with Van Kasper and company for services provided. The Warrant is for 25,000 shares exercisable on or before May 12, 1994 for a price of $1.25 per share. In May of 1999, the warrants were exercised on a net basis, resulting in the issuance of 12,244 shares of the Company's common stock.

In May, 1997, The Company, as part of a renegotiation of its reservation services agreement, granted to Hawaii Reservations Center Corp. "HRCC" an option to purchase 50,000 shares of the Company's common stock at a price of $2.00 per share. The option may be exercised between May 21, 1997 and May 20, 2002. HRCC is a wholly owned corporation of Mr. Charles McGee, a former director of the Company. As of July 31, 2000, the option had not yet been exercised. Mr. McGee tendered his resignation as a member of the board of directors on February 16, 1999. On April 30, 2000, the Company purchased all of the outstanding stock of HRCC and HRCC became a wholly owned subsidiary of the Company. Immediately prior to the purchase of HRCC, the stock option was assigned to Mr. McGee. Immediately prior to the purchase of HRCC by the Company, the Company issued 2,000 shares of its convertible preferred stock to Mr. McGee as consideration for amounts due to HRCC for past reservation services.

In June 1998, certain individuals advanced a total of $375,000 to the Company in the form of a Promissory Note from the Company to the individual. The Notes specify that if the principle amounts are not returned to the individuals on or before March 31, 1999, then the entire principle balance shall be converted into common stock of the Company at a 50% discount of the then fair value of the Company's common stock. The notes were paid in full in March of 1999. The notes also provide for the issuance of a warrant to the individuals, whereby the individual has the right to acquire 1 share of the Company's common stock for every $2.00 of funds advanced to the Company. The exercise price under the warrant agreements is $2.00 per share and the warrants may be exercised at any time between June 30, 1998 and June 29, 2003. As of July 31, 2000, no warrants had been exercised by any of the holders. Mr. Judvhir Parmar, a director of the Company, advanced $175,000 of the $375,000 received and is therefore entitled to a warrant to purchase 87,500 shares of the Company's common stock.

In March of 1999 the certain individuals purchased 8,550 shares through a private placement of the Company's Preferred Stock for a gross consideration of $855,000. The stock bears cumulative dividends at the rate of $7.50 per annum for each share of stock. Upon certain tender offers to acquire substantially all of the Company's common stock, the holders of the Redeemable Preferred Stock may require the shares be redeemed at a redemption price of $100 per share plus accrued and unpaid dividends. The shares are nonvoting and entitles the holder to convert each share of Preferred Stock into 33.33 shares of the Company's common stock. During the fiscal year ended July 31, 2000, the Company issued an additional 2,500 shares of Preferred Stock. 2,000 shares were issued to Mr. Charles McGee as settlement of amounts due to HRCC and 500 shares were issued to Mr. Thomas Blankley, Jr.

During the fiscal year ended July 31, 2000, the Company issued warrants to acquire common stock of the Company in accordance with a private placement of the Company's restricted stock. The Company issued 391,024 shares to various entities under a private placement at $1.25 per share. Each participant in the private placement also received a warrant to acquire an additional share of the Company's common stock at a price of $1.50 per share, exercisable at any time through July 15, 2002. Four directors of the Company acquired 240,000 shares and warrants under the private placement.

Other than the warrants issued to the individuals who advanced funds to the Company, the warrants issued under a private placement agreement to acquire the Company's stock, the option granted to Hawaii Reservations Center Corp. and the preferred stock, there were no outstanding options, warrants or rights to purchase common stock held by any of the officers or directors of the Company or its principal shareholders.

ITEM 12.   	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

TRANSACTIONS WITH MANAGEMENT AND OTHERS
As noted in section "Development of Business," Item 1, Part I, the Hanalei Bay Resort is a 134- unit condominium located in Princeville, Kauai, Hawaii. HBII was formed through the efforts of HBII Management Inc., owned by Mr. Wall, with the following partners: Siam Commercial Bank; Voyage Fourteen Ltd., owned by John G. Tedcastle; L.C.C. Management, Inc., owned by Judhvir Parmar; Nomura Firm and Nomura Holdings, owned by Hideo Nomura and Don Nomura. In 1988 HBII made an offer to purchase all 134 units of the Hanalei Bay Resort and eighty-six owners accepted the offer. HBII elected to form its own management company and entered into a management contract with Castle Group Hawaii, which was one of the assets acquired by the Company pursuant to the Castle Plan. Under terms of the management contract between HBII and Castle Group Hawaii and as acquired by the Company, the Company is required to provide full management, including sales, supervision of staff, accounting and maintenance. Mr. Tedcastle and Mr. Hideo Nomura were elected to serve on the board of directors of the Company following completion of the Castle Plan. Mr. Parmar was appointed interim director in November 1995. Mr. Parmar is a general partner of HBII and is the owner of L.C.C. Management, Inc., which is the holder of approximately 10% of the Company's common stock (see
Item 11, Part III). Nichiman International later became an investor in HBII and Nichiman International s owner, Mr. Ryoji Takahashi was appointed as a director of the Company. In March of 1995, Mr. Takahashi s sister, Ms. Motoko Takahashi, was appointed Secretary and director of the Company. In March of 1997, Mr. Michael Nitta was appointed Assistant Vice President of HBII Management, Inc. Until the date that HBII sold its principal asset, the Hanalei Bay Resort, Mr. Wall received a monthly retainer from HBII.

In March of 1999, HBII sold its principal asset, which consisted of 85 condominium units in the Hanalei Bay Resort. Upon the closing of the sale, the Company received $468,000, which was applied to the $435,000 note receivable and accrued interest due from HBII (see Note 3 to the Consolidated Financial Statements). The funds received by HBII upon the closing of the sale were insufficient to make full payment to the Company for its accounts receivable balance. Under the terms of the sale, in addition to the sale proceeds to be received, the current HBII partners shall share in the future cashflows generated by timeshare sales of the units located within the Hanalei Bay Resort, after certain secured and preferential payments are made. HBII shall make payments to the Company through the funds received from the future cashflows generated by the timeshare sales of the Hanalei Bay Resort units (see Note 2 to the Consolidated Financial Statements). Although no assurances can be given, management is confident that the future sales will be made and that the Company shall receive payment in full of its accounts receivable balance from HBII. Certain members of the Board of Directors of the Company have a direct or indirect financial interest in HBII (See Item 12).

Management believes that the terms of the management contract between the Company and HBII were on terms that are no less favorable to HBII or the Company than those that are negotiated with other owners not affiliated with the Company.

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

On April 30, 2000, the Company purchased all of the outstanding stock of Hawaii Reservations Center Corp. ("HRCC") from Mr. Charles McGee, a former director of the Company. Immediately prior to the Company's purchase of HRCC, the assets of HRCC except for accounts receivable of $12,400 and furniture & equipment were distributed to Mr. McGee.
Under the terms of the purchase agreement, the Company paid as consideration $350,000 for 100% of the outstanding stock of HRCC and assumed liabilities of $26,817. The Company allocated $10,000 of the purchase price to the value of the furniture and equipment of HRCC, and recorded $366,817 of goodwill, which shall be written off over 20 years. In addition, prior to the acquisition of the stock of HRCC, the Company issued $200,000 worth of its $100 par value Preferred Stock to Mr. McGee in settlement of the accounts payable of the Company due to HRCC for past reservation services.

Except for the Castle Plan, the HBII Plan and the purchase agreement involving KRI described under the caption "Development of Business" of
Item 1, Part I and incorporated herein by reference, the employment contracts and other matters described in Item 10, "Remuneration of Directors and Officers," the HBII management contract, the issuance of warrants as described in Item 11 "Security Ownership of Certain Beneficial Owners and Management," the issuance of Preferred Stock and the HRCC contract, there were no transactions or proposed transactions during 2000 and 1999, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeds $50,000 and in which any director or executive officer, or any shareholder who is known to the Company to own of record or beneficially more than 10% of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a direct or indirect material interest.

                              PART IV

ITEM 13.  	EXHIBITS AND REPORTS ON FORM 8-K.

REPORTS ON FORM 8-K.

The Company filed a current report on Form 8-K on July 14, 2000 reporting the resignation of Mr. Ryoji Takahashi and Mr. Noboru
Sekiguchi from its board of directors.

The Company filed a current report on Form 8-K on September 19, 2000 reporting the dismissal of PricewaterhouseCoopers LLP as its auditor for the fiscal year ended July 31, 2000.

INDEX TO EXHIBITS

The following exhibits are filed as a part of this report:


Sequential
Exhibit                                                        Page
Number                  Description                           Number
----------------------------------------------------------------------
1.1    Form of Placement Agency Agreement incorporated by
       reference to Exhibit 1.1 to the Company's
       Registration Statement on Form SB2/A-1 filed on
       March 10, 1998.                                           *

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

2.3    Certificate of Amendment to the Articles of
       Incorporation of The Castle Group, Inc. filed on
       May 22, 2000 with the Utah Division of Corporations
       and Commercial Code incorporated by reference to
       exhibit 2.3 to the Company's Quarterly Report on
       Form 10-QSB for the quarter ending 04/30/00.              *

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

                                THE CASTLE GROUP, INC.

Date: October 30, 2000          By  /s/ Rick Wall
                                -----------------------------------
                                Rick Wall, Chief Executive Officer
                                and Chairman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:      October 30, 2000

/s/ Rick Wall                            /s/ John Tedcastle
-----------------------------            ---------------------------
Rick Wall                                John Tedcastle
Chief Executive Officer and              Vice Chairman of the Board
Chairman of the Board                    and Director



/s/ Michael S. Nitta                     /s/ Hideo Nomura
-----------------------------            ---------------------------
Michael S. Nitta                         Hideo Nomura
Chief Financial Officer                  Director



/s/ Motoko Takahashi                     /s/ Judvhir Parmar
-----------------------------            ---------------------------
Motoko Takahashi                         Judvhir Parmar
Director and Secretary                   Director



/s/ Stanley Mukai                        /s/ Edward Calvo, Sr.
-----------------------------            ---------------------------
Stanley Mukai                            Edward Calvo, Sr.
Director                                 Director



/s/ Thomas S. Blankley, Jr.              /s/ K. Roger Moses
-----------------------------            ---------------------------
Thomas S. Blankley, Jr.                  K. Roger Moses
Executive Vice President                 Director