Form 10QSB
period 2006-09-30
CASTLE GROUP INC
filed 2007-09-19
CIK 918543

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-QSB

______________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to____________

Commission File No. 000-23338

THE CASTLE GROUP, INC.

(Exact name of small business issuer as specified in its charter)

Utah	99-0307845
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

500 Ala Moana Boulevard, 3 Waterfront Plaza, Suite 555

Honolulu, Hawaii 96813

(Address of Principal Executive Offices)

(808) 524-0900

(Issuer’s Telephone Number)

N/A

(Former name, former address and former fiscal year,

if changed since last report)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the Issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 Yes [  ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Not applicable.

Check whether the Issuer filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date: August 20, 2007 - 9,538,055 shares of common stock.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

THE CASTLE GROUP, INC.
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2006

ASSETS
September 30, 2006
Current Assets
Cash and cash equivalents	1,013,098
Accounts receivable, net of allowance for bad debts	2,665,420
Prepaids and other current assets	370,620
Total Current Assets	4,049,138
Property Plant & Equipment, net	6,904,913
Goodwill	54,726
Deposits	43,070
Restricted Cash	427,243
Deferred Tax Asset	1,670,256
Note Receivable - related party, net	4,225,056

TOTAL ASSETS	17,374,402
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	2,593,519
Deposits payable	402,058
Current portion of long term debt	1,127,648
Current portion of long term debt to related parties	31,692
Accrued salaries and wages	861,060
Accrued taxes	57,388
Accrued interest	360,367
Other current liabilities	70,838
Total Current Liabilities	5,504,570
Non Current Liabilities
Long term debt, net of current portion	4,050,196
Notes payable to related parties	268,280
Deposits payable	427,243
Other long term obligations, net	3,252,798
Total Non Current Liabilities	7,998,517
Total Liabilities	13,503,087
Stockholders' Equity
Preferred stock, $100 par value, 50,000 shares Authorized, 11,050 shares issued and outstanding	1,105,000
Common stock, $.02 par value, 20,000,000 shares Authorized, 10,438,055 shares issued and outstanding	208,761
Additional paid in capital	6,681,930
Retained deficit	-3,871,289
Accumulated other comprehensive income (loss)	-253,087
Total Stockholders' Equity	3,871,315

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	17,374,402
The accompanying notes are an integral part of these consolidated financial statements

THE CASTLE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
THREE & NINE MONTHS ENDED SEPTEMBER 30, 2006 & 2005

	THREE MONTHS ENDED SEPTEMBER 30		NINE MONTHS ENDED SEPTEMBER 30
	2006	2005	2006	2005
Revenues
Revenue Attributed from Properties	4,479,716	4,526,790	12,875,620	12,638,090
Management & Service	918,897	858,005	2,604,873	2,340,683
Other Income	89,005	9,561	277,038	176,596
Total Revenues	5,487,618	5,394,356	15,757,531	15,155,369

Operating Expenses
Property	4,053,896	4,185,286	11,937,850	11,801,392
Payroll & Office Expense	835,796	647,715	2,362,925	1,920,212
Administrative & General	139,231	103,207	373,836	305,777
Depreciation & amortization	47,342	55,810	143,753	172,283
Total Operating Expense	5,076,265	4,992,018	14,818,364	14,199,664
Operating Income	411,353	402,338	939,167	955,705
Interest Income	43,534	41,362	128,950	122,518
Interest Expense	-123,558	-121,061	-371,954	-331,010
Income before taxes	331,329	322,639	696,163	747,213
Income Taxes	122,471	111,525	277,683	334,575
Net Income	208,858	211,114	418,480	412,638

Other comprehensive income
Foreign Currency Translation Adjustment	-104,479	-7,253	3,322	-272,863
Total Comprehensive Income	104,379	203,861	421,802	139,775

EPS
Basic	0.02	0.02	0.04	0.04
Diluted	0.02	0.02	0.04	0.04
Weighted Average Shares
Basic	10,438,055	10,438,055	10,438,055	10,371,388
Diluted	10,806,388	10,806,388	10,806,388	10,739,721

The accompanying notes are an integral part of these consolidated financial statements

THE CASTLE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2006 & 2005

	2006	2005

Cash flows from Operating Activities
Net Income	418,480	412,638
Depreciation	143,753	172,284
Amortization of Discount	154,820	168,577
Stock Issued for Services	0	2,000
Forgiveness of Debt	0	128,233
(Increase) Decrease in
Accounts Receivable	-579,930	-664,045
Other Current Assets	-69,154	-148,032
Deposits and Other Assets	-15,426	0
Restricted Cash	-113,628	-57,279
Deferred Taxes	277,683	334,575
Increase (Decrease) in
Accounts Payable & Accrued Expenses	389,355	-220,885
Net Change From Operating Activities	605,953	128,066

Cash Flows from Investing Activities
Purchase of Assets	-114,585	-15,447
Net Change from Investing Activities	-114,585	-15,447

Cash Flows from Financing Activities
Payments on Notes	-511,996	-342,971
Net Change from Financing Activities	-511,996	-342,971

Effect of exchange rate on changes in cash	-7,640	-8,985

Net Change in Cash	-28,268	-239,337
Beginning Balance	1,041,366	393,480
Ending Balance	1,013,098	154,143

Supplementary Information
Cash Paid for Interest	68,345	38,867
Cash Paid for Income Taxes	0	0

The accompanying notes are an integral part of these consolidated financial statements

Notes to Consolidated Financial Statements:

Note 1 Summary of Significant Accounting Policies

Organization

The Castle Group, Inc. was incorporated under the laws of the State of Utah on August 21, 1981. The Castle Group, Inc. operates in the hotel and resort management industry in the State of Hawaii, New Zealand, the Territory of Guam and the Commonwealth of Saipan under the trade name “Castle Resorts and Hotels.”

The accounting and reporting policies of The Castle Group, Inc. (“Castle” or the “Company”) conform with generally accepted accounting principles and practices within the hotel and resort management industry.

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of The Castle Group, Inc. and its wholly-owned subsidiaries, Hawaii Reservations Center Corp., HPR Advertising, Inc., Castle Resorts & Hotels, Inc., NZ Castle Resorts and Hotels Limited (a New Zealand Corporation), and NZ Castle Resorts and Hotels’ wholly-owned subsidiary, Mocles Holdings Limited (a New Zealand Corporation).  All significant inter-company transactions have been eliminated in the consolidated financial statements.

Note 2  Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the management, the accompanying interim financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation. The results of operations for the nine-month period ended September 30, 2006, are not necessarily indicative of the results for a full-year period. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in Castle’s annual audited financial statements for the year ended December 31, 2005.

Note 3  New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (SFAS No. 157), which provides a definition of fair value establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  The provisions of SFAS No. 157 are to be applied prospectively. Management is currently assessing the potential impact of the standard on Castle’s financial condition and results of operations.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Forward Looking Statements

Statements made in this Quarterly Report which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of the Company, including, without limitation, (i) Castle’s ability to raise capital, and (ii) statements preceded by, followed by or that include the words “may”, “would”, “could”, “should”, “expects”, “projects”, “anticipates”, “believes”, “estimates”, “plans”, “intends”, “targets” or similar expressions.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond the Company’s control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, general economic or industry conditions, nationally and/or in the communities in which the Company conducts business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, the Company’s ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting Castle’s operations, products, services and prices.

Factors that may affect forward- looking statements include a wide range of factors that could materially affect future developments and performance, including the following: Changes in company-wide strategies, which may result in changes in the types or mix of businesses in which Castle is involved or chooses to invest; changes in U.S., global or regional economic conditions, changes in U.S. and global financial and equity markets, including significant interest rate fluctuations, which may impede Castle’s access to, or increase the cost of, external financing for its operations and investments; increased competitive pressures, both domestically and internationally, legal and regulatory developments, such as regulatory actions affecting environmental activities, the imposition by foreign countries of trade restrictions and changes in international tax laws or currency controls; adverse weather conditions or natural disasters, such as hurricanes and earthquakes, labor disputes, which may lead to increased costs or disruption of operations.  This list of factors that may affect future performance and the accuracy of forward-looking statements are illustrative, but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

Plan of Operation

Principal products or services and their markets

Castle has contracts to provide management and/or marketing or other services to resort condominium and hotel properties around the Pacific Rim. Castle manages luxury and mid-range condominium resort hotels on all of the major islands within the state of Hawaii, a luxury condominium resort located in Saipan, a full service luxury condominium resort in New Zealand and full service hotels in Honolulu, Hilo and Guam.  Castle has a wide range of products available to the leisure traveler, from luxury condominium resorts with room rates exceeding $1,500 per night, to small budget inns with rates under $100 per night.  Castle has adopted a strategic plan to expand not only in Hawaii, but also in Micronesia, New Zealand, other Pacific Basin markets, Thailand, and other select Asian markets and Central American locales.

Castle’s resort and property management services are built around providing “Flexibility and Focus” to resort and property owners based on proven business practices, backed by in-depth understanding of the markets which it serves. When combined with carefully crafted strategic planning and timely innovative problem solving, Castle provides a comprehensive package of services for the operation of hotel and condominium properties.  Each management contract is customized with a combination of the following services that best meets the owner’s specific needs and goals:

1. Pre-Opening Technical Services

Castle’s services often begin well before a property opens with a full market assessment and pre-opening review of the project to identify factors that will influence profitability and operating efficiencies. These services include determining and evaluating operating criteria and efficiencies, determining requirements for furniture, fixtures and equipment, providing input on architectural/interior design and layout, maintenance, engineering and information technology.

2. Hotel & Resort Operations

Castle provides a full range of hotel and resort management services to operate both limited and full service properties.  The scope of management services includes:

Front office operations

Housekeeping

Maintenance

Security

Service quality assurance

Food and beverage services

Employee hiring

Training and supervision

Guest services

Guest experience enhancement programs

Information technology

Purchasing

3. Sales and Marketing

Castle provides comprehensive sales and marketing services to properties on an individualized basis that specifically target the guest demographics and audience most appropriate for each property. After the initial research phase, Castle develops a strategic marketing program for its managed resort properties, targeting specific markets that are closely monitored and measured against established goals and objectives.  Castle-generated marketing and sales activities are based on solid, comprehensive research and focus studies.  Ongoing studies for each property define marketplace position; competitive and pricing analysis; growth potential; inbound visitor trends; emerging visitor segments; customer attitudes and perceptions; satisfaction levels; resort brand awareness; and industry positioning.

Each property Castle manages is individually branded in order to extract maximum value from its strengths.  The Castle brand stays in the background while Castle focuses on marketing the uniqueness of each property and satisfying the needs and expectations of the owners. Each hotel and resort under management maintains its own brand identity and personality, while utilizing Castle’s marketing resources, channel distribution, resort management expertise, industry partnerships and networks.  Each Castle property is marketed individually, emphasizing the uniqueness, personality, location and the market niche of each location. Castle’s non-Flag approach to marketing its properties under management is also based upon the belief that its marketing funds are better served by promoting the individual properties’ attributes and focusing on filling the rooms, versus building the Castle brand. Castle believes that this positions the Company to be more competitive.

4. Reservations

Castle offers direct to consumer online booking reservations of guest rooms at resort and condominium properties under contract and also offers vacation packages with attractions and activities related to its hotels and condominiums through its interactive web site at www.CastleResorts.com.

Castle supports its online presence with its own proprietary full service, 7 day a week reservation call center that provides a wide range of services, from tour reservation processing and rooms control, to handling group bookings. The reservation center electronically connects resort property inventory and rates to the four major Global Distribution Systems (“GDS”). This connectivity allows the GDS to display rates and inventory of Castle’s properties to over 500,000 travel agents worldwide as well as Internet connectivity to over 1,200 travel websites worldwide.

5. Property Management

Castle provides comprehensive property management services for resort condominiums, including management of the Association of Apartment Owners or Body Corporate (“AOAO”), which owns the common areas of condominium projects.  The scope of services include, but are not limited to, physical management; bulk purchasing; staffing; training; preparation and distribution of requests for proposals; maintenance; engineering; collection of delinquent fees; enforcement of by-laws and house rules; and conducting AOAO annual and board meetings.

On behalf of AOAO’s and property owners, Castle also implements specific programs, including upgrade and renovation packages; repairs and maintenance; rental program acquisition and development programs; ongoing inspections; regular owner communication; extensive owner relations programs; monthly owner distribution returns; and comprehensive guest relations programs.  Castle’s focus is to ensure the protection of owner’s assets and ensure a quality product, which ultimately should result in higher returns to the owner and Castle.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Plan of Operation” including statements regarding the anticipated development and expansion of Castle’s business, the intent, belief or current expectations of the performance of Castle and the products and/or services it expects to offer and other statements contained herein regarding matters that are not historical facts, are “forward-looking” statements.  Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.  Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Plan of Operations.”

Sources of Revenue

Castle recognizes revenue from the management of resort properties according to terms of its various management contracts.  Castle has two basic types of agreements.  Under a “Gross Contract,” Castle records income as “Revenue Attributed from Properties,” which is based on a percentage of the gross rental proceeds ranging from 25% to 100% of the total amount received from the rental of hotel or condominium units.  Under the Gross Contract, Castle is responsible for all of the operating expenses for the hotel or condominium unit.  Under a “Net Contract,” Castle receives a management fee that is based on a percentage of the gross rental proceeds received from the rental of hotel or condominium units.  Under the Net Contract, the owner of the hotel or condominium unit is responsible for all of the operating expenses of the rental program covering the owner’s unit.  Under the Net Contract, Castle also typically receives an incentive management fee, which is based on the net operating profit of the covered property, and these incentive management fees are recorded when earned based upon the terms and conditions of the management contracts.  Revenues received under the Gross Contract are recorded as Revenue Attributed from Properties, while revenues received under the Net Contract are recorded as Management and Service Income.  Under both types of agreements, revenues are recognized after services have been rendered.  A liability is recognized for any deposits received for which services have not yet been rendered.

Revenue and Expenses

Total revenues for the three months ended September 30, 2006, increased to $5,487,618 as compared to $5,394,356 for the three months ended September 30, 2005.  Total revenues for the nine months ended September 30, 2006 were $15,757,531 as compared to $15,155,369 for the first nine months of 2005. Revenue Attributed from Properties decreased slightly to $4,479,716, compared to $4,526,790 for the three months ended September 30, 2005. Revenue Attributed from Properties increased during the first nine months ended September 30, 2006, to $12,875,620, compared to $12,638,090  in the same period in the prior year.  Management and Service Revenues during the third quarter increased from $858,005 in 2005 to $918,897 in 2006, as well increasing for the nine months ended September 30 of  2006 to $2,604,873 from $2,340,683 in the nine months ended September 30, 2005. Other income increased during the quarter ended September 30, 2006 to  $89,005 from $9,561 in the third quarter of 2005. The nine month totals of Other income reflect an increase to $277,038 from $176,596 in the year earlier period. Property Expenses are those expenses related to the management of the resort and condominium properties which are operated on a Gross Revenue contract basis.  Property Expenses decreased to $4,053,896 for the three months ended September 30, 2006, from $4,185,286  in the three months ended September 30, 2005.  Property Expenses increased to $11,937,850  in the nine months ended September 30, 2006, from $11,801,392  in the same period of 2005.

Other Operating Expenses, not including Property Expenses, increased to $1,022,369 for the three months ended September 30, 2006, from $806,732 in the same quarter in 2005.  Similarly, these expenses increased to $2,880,514 for the nine months ended September 30, 2006, from $2,398,273 during the same period in 2005.  Payroll and Office expenses increased during the third quarter of 2006 to $835,796 from $647,715 in the third quarter of 2005 and to $2,362,925 from $1,920,212 for the nine month periods ending September 30, 2006, and September 30, 2005, respectively.  Administrative and General Expenses totaled $139,231 for the three months ended September 30, 2006, as compared to $103,207 for the same period of 2005 and totaled $373,836 for the first nine months of 2006 as compared to $305,777 for the similar period of 2005.

Depreciation and Amortization

Castle’s business does not require a great deal of capital expenditure for equipment or fixed assets. As a result, Depreciation and amortization expense of $47,342 for the three months ended September 30, 2006, as compared to $55,810 for the same period last year and $143,753 for the nine months ended September 30, 2006, and as compared to $172,283 in the prior year.

EBITDA

EBITDA (Earnings before interest, taxes, depreciation and amortization) reflects the Company’s earnings without the effect of depreciation, interest income or expense or taxes. Castle’s management believes that in many ways it is a good alternative indicator of the Company’s financial performance as it removes the effects of non cash depreciation and amortization of assets as well as the fluctuations of interest costs based on the Company’s borrowing history and increases and decreases in tax expense brought about by changes in the provision for future tax effects rather than current income. A comparison of EBITDA and Net Income is shown below.  For the three months ended September 30, 2006, EBITDA was $458,695 compared to $458,148 for the same period in 2005.  For the nine months ended September 30, 2006, EBITDA was $1,082,920 compared to $1,127,988 for the same period in 2005.

Comparison of Net Income to EBITDA:

	THREE MONTHS ENDED SEPTEMBER 30		NINE MONTHS ENDED SEPTEMBER 30
	2006	2005	2006	2005

Net Income (Loss)	$208,858	$211,114	$418,480	$412,638
Add Back:
Depreciation & amortization	47,342	55,810	143,753	172,283
Interest Expense	123,558	121,061	371,954	331,010
Income Tax Expense	122,471	111,525	277,683	334,575

Subtract:
Interest Income	43,534	41,363	128,950	122,518
EBITDA	$458,695	$458,148	$1,082,920	$1,127,988

Interest Income and Expense

Interest income of $43,534 for the three months ended September 30, 2006, as compared to $41,363 in the same period last year and nine month totals of $128,950 for the period ended September 30, 2006, as compared to $122,518 in the prior year.  Interest Expense totaled  $123,558 for the three months ended September 30, 2006, as compared to $121,061 for the same period last year and $371,954 for the nine month period ended September 30, 2006, as compared to $331,010 for the same period last year.

Income Tax

Income Tax Expense for the three months ended September 30, 2006 and 2005 were $122,471 and $111,525 respectively. Income Tax Expense for the  nine month periods ending September 30, 2006 was $277,683 as compared to $334,575 in the respective periods of 2005.

Net Income

Net Income  for the three months ended September 30, 2006, totaled $208,858 as compared to a net income of $211,114 in the year earlier period. Net Income for the for the nine months ended September 30, 2006, was $418,480 as compared to a net income of $412,638 for the year earlier period.

Foreign Currency Translation Adjustment

For consolidated entities whose functional currency is not the U.S. dollar, Castle translates their financial statements into U.S. dollars. Assets and liabilities are translated at the exchange rate in effect as of the financial statement date, and results of operations are translated using the weighted average exchange rate for the period. Translation adjustments from foreign exchange are included as a separate component of Stockholders’ Equity. Changes in carrying value of the assets and liabilities of the consolidated entities outside of the United States due to foreign exchange rates are reflected as Foreign Currency Adjustments. Foreign Currency Translation adjustments totaled a negative $104,479 for the three months ended September 30, 2006, but a positive $3,322 during the first nine months of 2006. This is in comparison to 2005 when the Foreign Currency Translation adjustment was a negative $7,253 for the third quarter of 2005 and totaled a negative $272,863 for the nine months ended September 30, 2005.

Total Comprehensive Income

Total Comprehensive Income for the  three months ending September 30, 2006, totaled $104,379 as compared to $203,861 in the year earlier period. Total Comprehensive Income  for the nine months ended September 30, 2006, was $421,802, as compared to $139,775  for the year earlier period.

Off-balance sheet arrangements

None; not applicable.

Item 3(a). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, Castle carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Principal Accounting Officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our CEO and Principal Accounting Officer concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our CEO and Principal Accounting Officer, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic Securities and Exchange Commission reports. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our CEO and Principal Accounting Officer have concluded that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting during the period represented by this Quarterly Report.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On June 7, 2007, Castle entered into a Settlement Agreement with the developer of a hotel that was previously leased by Castle between 1999 and 2001.  Castle and the developer previously entered into a Compromise Agreement in 2001, which called for Castle to make certain payments to the developer, and also to issue 900,000 shares of its restricted common stock to the developer.  In 2001, Castle recorded the issuance of 900,000 shares of common stock to the developer. The Settlement Agreement reached in June 2007 voided the 2001 Compromise Agreement, and therefore as of December 31, 2006, Castle rescinded  the 900,000 shares that were previously issued. Castle agreed to pay $500,000 to the developer, in monthly installments commencing in June 2007, with the total of this amount to be paid on or before January 18, 2008. As of August 20, 2007, Castle has paid $200,000 of this amount, leaving a total of $300,000 remaining to be paid.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the quarterly period ended September 30, 2006.

Use of Proceeds of Registered Securities

No proceeds were received from the sale of registered securities during the quarterly period ended September 30, 2006.

Purchases of Equity Securities by Us and Affiliated Purchasers

None; not applicable.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

None; not applicable.

Item 5. Other Information.

(a) None, not applicable.

(b) Nominating Committee

During the quarterly period ended September 30, 2006, there were no changes in the procedures by which security holders may recommend nominees to Castle’s Board of Directors.

Item 6. Exhibits

(a) Exhibits and index of exhibits.

31.1 302 Certification of Rick Wall, Chief Executive Officer

32.1 302 Certification of Michael S. Nitta, Principal Accounting Officer

32    Section 906 Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CASTLE GROUP, INC.

Date:	9/17/07	By:	/s/Rick Wall
Rick Wall
Chief Executive Officer and Chairman of the Board of Directors

Date:	9/17/07	By:	/s/Michael S. Nitta
Michael S. Nitta
Principal Accounting Officer