Form 10KSB
period 2006-12-31
CASTLE GROUP INC
filed 2007-09-19
CIK 918543

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB

(Mark One)

[x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

     SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number: 000-23338

THE CASTLE GROUP, INC.

(Name of small business issuer in its charter)

Utah	99-0307845
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

500 Ala Moana Boulevard, 3 Waterfront Plaza, Suite 555, Honolulu HI   96813

(Address of principal executive office)   (Zip Code)

Issuer’s telephone number: (808) 524-0900

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.02 par value

(Title of class)

Check whether the Issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [  ]

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer’s knowledge, in definitive proxy

or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   [  ]

Indicate by check mark whether the Issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]   No [X]

Issuer’s revenues for its most recent fiscal year:  December 31, 2006:  $21,071,756

As of August 31, 2007, there were approximately 4,254,014 shares of common voting stock of the Issuer held by non-affiliates. Because there has been no “established public market” for the Issuer’s common stock during the past five years, the Issuer has arbitrarily valued these shares at par value of $0.02 per share or $85,080.28.

Issuers Involved in Bankruptcy Proceedings During the Past Five Years

Not applicable.

Check whether the Issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Not applicable.

Applicable Only to Corporate Issuers

Number of shares outstanding of the Issuer’s common stock as of August 20, 2007: 9,538,055

Documents Incorporated by Reference

See Part III, Item 13.  The Exhibit Index appears on page 60.

Transitional Small Business Disclosure Format: Yes [  ]  No [X]

TABLE OF CONTENTS

PART I 4

ITEM 1. DESCRIPTION OF BUSINESS 4

ITEM 1A. RISK FACTORS 13

ITEM 2. DESCRIPTION OF PROPERTY 17

ITEM 3. LEGAL PROCEEDINGS 19

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS 19

PART II 19

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS 19

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION  21

ITEM 7. FINANCIAL STATEMENTS 29

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.  50

ITEM 8A(T). CONTROLS AND PROCEDURES. 50

ITEM 8B. OTHER INFORMATION. 51

PART III 51

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT  51

ITEM 10. EXECUTIVE COMPENSATION. 56

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.  58

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. 59

ITEM 13. EXHIBITS. 61

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES 61

SIGNATURES 63

Forward-looking Statements.

The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a safe harbor for forward-looking statements made by or on behalf of Castle. Castle and its representatives may from time to time make written or oral statements that are “forward-looking,” including statements contained in this Annual Report and other filings with the Securities and Exchange Commission, and in reports to Castle’s stockholders.  Management believes that all statements that express expectations and projections with respect to future matters, as well as from developments beyond Castle’s control, including changes in global economic conditions, are forward-looking statements within the meaning of the Act.  These statements are made on the basis of management’s views and assumptions, as of the time the statements are made, regarding future events and business performance.  There can be no assurance, however, that management’s expectations will necessarily come to pass.

Factors that may affect forward- looking statements include a wide range of factors that could materially affect future developments and performance, including the following: Changes in company-wide strategies, which may result in changes in the types or mix of businesses in which Castle is involved or chooses to invest; changes in U.S., global or regional economic conditions; changes in U.S. and global financial and equity markets; including significant interest rate fluctuations; which may impede Castle’s access to, or increase the cost of, external financing for its operations and investments; increased competitive pressures, both domestically and internationally; legal and regulatory developments, such as regulatory actions affecting environmental activities; the imposition by foreign countries of trade restrictions and changes in international tax laws or currency controls; adverse weather conditions or natural disasters, such as hurricanes and earthquakes; and labor disputes, which may lead to increased costs or disruption of operations.  This list of factors that may affect future performance and the accuracy of forward-looking statements are illustrative, but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

A. SUMMARY OF SIGNIFICANT EVENTS FROM 1999 TO 2006.

The Castle Group, Inc., (“Castle” or the “Company”) through its wholly owned subsidiaries provides management and related hospitality services to hotel and resort condominium projects under the trade name, “Castle Resorts and Hotels.”  Castle is a hospitality and hotel management company that prides itself in its ability to be both “Flexible and Focused”, the Company’s operating motto:  Flexible to meet the specific needs of property owners and condo owners at the properties that it manages, and Focused in its efforts to achieve enhanced rental income and profitability for those owners.  During the period from 1999 to present, Castle has grown from managing a limited number of resort and hotel properties located only in the state of Hawaii, to expanding into additional markets in Hawaii, New Zealand, Guam and Micronesia, today.

While the Company grew substantially from 1999 to the present, it has not done so without challenges along the way.  During 2000 the company sustained substantial financial losses from its operations in Guam and on Kauai. The events of September 11, 2001 caused a major decrease in tourism worldwide, negatively impacting vacation and business travel to Hawaii.  As a result, during the latter half of 2001 and well into 2002, the occupancy and average daily rate for the properties that Castle managed in Hawaii decreased substantially.  This caused Castle to incur substantial losses in 2001 and 2002.

In the latter part of 2002 and 2003, Castle focused on improving the cost effectiveness of its operations in its existing properties where it only managed a portion of the units; adding more units under its management; and obtaining management contracts for new properties.  Although Castle was unprofitable in both 2002 and 2003, Castle’s total revenues increased from $14,585,000 in 2002, to $17,924,000 in 2003.  Increases in revenues were a result of revenue growth from existing properties and from the addition of new hotel rooms and condominiums under management.  Further, during this period, the overall occupancy of the properties managed increased, and the average daily rate (“ADR”) increased as tourism in Hawaii strengthened.

In 2004, Castle became profitable with net income (after foreign currency gains) of $671,000 on total revenues of $18,044,000.  In 2005 and 2006, Castle continued improving its operations and began focusing on its sales and marketing expertise, in order to increase occupancy and ADR at its managed properties. These efforts succeeded as overall occupancy and ADR increased, as compared to the prior year.

During 2005, Castle added new properties under management and expanded its reach into new tourist destinations.  The Company’s revenues reached $20,696,442 for the year and comprehensive income was $593,000.  Increases in revenue from 2004 to 2005 were attributable to the New Zealand subsidiary increasing its revenues by $1.2 million and the contracting of new properties in Hawaii, which provided an additional $1.4 million dollars in 2005, as compared to 2004.

Castle’s comprehensive income (after foreign currency losses) for 2006 was $338,414, on total revenues of $21,071,756.  Revenue increases from 2005 to 2006 were primarily due to the overall increased strength of the tourism industry in Hawaii, where Castle has the majority of its properties.

During the past few years, Castle has continued to build a strong management team while maintaining continuity of its senior management.  As the founder of the Company, Mr. Rick Wall, Chairman of the Board and Chief Executive Officer, has been with Castle throughout the lifespan of the Company.  Mr. Michael Nitta has been Castle’s Chief Financial Officer of the Castle Group since 1993, and was recently appointed as Chief Financial Officer of Castle Resorts and Hotels.   Mr. Howard Mendelsohn became Chief Financial Officer of the Castle Group in July, 2007.  Mr. Alan Mattson was appointed President of Castle’s principal subsidiary, Castle Resorts & Hotels, Inc., on July 27, 2005, and subsequently named to the position of Chief Operating Officer of The Castle Group in May 2007. Mr. Thomas Blankley, Jr., the former Vice President of Finance, left Castle in November, 2000, to pursue other interests.

Specific Business Events 2000- 2006

Hanalei Bay Resort

From 1989 until March, 1999, Castle and its predecessor, Castle Group, Ltd. (which was merged into Castle in 1993), managed the Hanalei Bay Resort, a luxury resort condominium project in Princeville, Kauai, Hawaii. The Hanalei Bay Resort was Castle’s flagship property and contributed substantially to Castle’s revenues.  In March, 1999, Hanalei Bay International Investors (“HBII”), the owner of the 88 condominiums and related facilities of the Hanalei Bay Resort in Hanalei, Kauai, Hawaii, completed the sale of the property.  The purchaser, Quintus HBR, LLC (“Quintus”), purchased the condominiums for resale as time-share units.  As part of the transaction, Castle’s management contract for the Hanalei Bay Resort was canceled.

Manhattan (Guam), Inc.

In March, 1999, Castle, as lessee, and Manhattan (Guam), Inc (“Manhattan Guam”) as lessor, entered into a lease agreement to operate the Royal Orchid Hotel in Guam when it opened later in 1999.  The lease required the lessor to deliver and maintain the hotel in good condition and required Castle to make fixed monthly payments towards lease rent.  When the hotel only partially opened in October of 1999, and at all times during the period when Castle managed the hotel, the condition of the hotel was unsatisfactory to Castle.  Castle’s revenue from operating the hotel was far less than anticipated, leading to substantial losses from the operation of the hotel in 1999, and 2000.

In December 2000, the disputes between Manhattan Guam and Castle came to a head.  Castle contended that Manhattan Guam had failed to properly complete the construction of the hotel and maintain the hotel in good condition, and therefore breached its obligations under the lease agreement. Manhattan Guam sought to cancel its lease with Castle and to collect the amounts it claimed were owed by Castle for unpaid lease rent and other charges.

In January 2001, Castle and Manhattan Guam entered into a Compromise Agreement whereby, inter alia, (i) the lease for the hotel was canceled and possession of the hotel was returned to Manhattan Guam on January 29, 2001, (ii) Castle executed a promissory note in the amount of $632,493.79 in favor of Manhattan Guam and issued 900,000 shares of Castle’s common stock to Manhattan Guam and (iii) Manhattan Guam agreed to assume the equipment leases and/or return certain leased equipment which had been leased by Castle for use in the hotel.

In October 2002, Castle filed an action against Manhattan Guam for damages caused by Manhattan Guam’s breach of the Compromise Agreement.  Manhattan Guam filed a counterclaim seeking to rescind the Compromise Agreement and/or collect the amounts which it contended were due on the promissory note and/or for unpaid lease rent.  As noted in the heading “Subsequent Events,” Item I C. page 10 herein, Castle and Manhattan Guam executed a new Settlement Agreement in June, 2007, whereby the Compromise Agreement and Promissory Note issued to Manhattan Guam are to be canceled upon Castle’s payment of a total of $500,000 to Manhattan Guam.  Such payment is to be completed prior to January 18, 2008. Subsequent to the date of this report, as of August 27, 2007, Castle has paid $200,000 of the amount due.

Spencer on Byron

In 1999, Castle entered into agreements to manage the Spencer on Byron Hotel near Auckland, New Zealand, upon completion of its construction in 2001.  Castle subsequently entered into lease agreements with the owners of the 250 individually owned condominiums, which allowed Castle to lease their condominiums as part of the Spencer on Byron Hotel operation.  Unfortunately, shortly before the Spencer on Byron Hotel opened for business in August, 2001, several unexpected negative events occurred.  One of the major airlines servicing the routes between Australia to New Zealand, ceased operations which adversely affected the number of visitors traveling to New Zealand from this important market.  Also, the events of September 11, 2001, dealt another serious blow to the travel and hotel industry, including New Zealand, and reduced the occupancy and revenues of the Spencer on Byron Hotel.  The outbreak of the SARS illness in 2002 also had a significant negative impact on the travel industry, particularly in Asia and the Pacific regions and reduced the demand for hotel rooms and revenues at the Spencer on Byron Hotel once again.

In 2004, Castle favorably negotiated amendments to the leases of the condominiums at Spencer on Byron. The new terms lowered the annual lease rent payable by Castle to the owners of the condominium from 8% of the purchase price of their condominiums as provided in the original leases, to  (i)  2% of the original purchase price from May, 2002 to July, 2003, (ii)  3% from August, 2003 to July 18, 2004, (iii)  4% from July 18, 2004 to July 18, 2006 and (iv)  6% from July 18, 2006, until the renewal of the leases on July 18, 2011, or the termination thereof.

Paulin and Paulin Group

In October, 2001, in an effort to increase its revenues by obtaining management contracts for additional properties, Castle entered into an agreement with Michael Paulin (the former owner of Marc Resorts & Hotels) whereby, Mr. Paulin became the co-chairman of the Board of Castle and was to become a substantial shareholder.  Mr. Paulin’s primary role was to obtain new management contracts for Castle.

The relationship between Castle and Mr. Paulin, and his companies, Paulin Group, LLC and Aqua Hotels & Resorts, LLC proved to be very unsatisfactory and disruptive to Castle’s operations.  Mr. Paulin resigned from his position with Castle, effective as of February, 2003.  Castle believed that Mr. Paulin acted in bad faith and had breached his agreement with Castle. As a result, Castle initiated an arbitration proceeding against Mr. Paulin and Paulin Group, LLC to recover the compensation paid to Mr. Paulin and to cancel the Company’s obligation to issue Castle’s common stock to Mr. Paulin, which he was to receive pursuant to his agreement with Castle.

Castle’s claims against Mr. Paulin and Paulin Group, LLC were settled in December, 2003.  Pursuant to the Settlement Agreement, Mr. Paulin and Paulin Group, LLC agreed to pay Castle $150,000, with the last $50,000 due when Mr. Paulin and/or Paulin Group, LLC received certain funds from a designated payment source.  The parties also agreed to cancel the Company’s obligation to issue Castle’s common stock to Mr. Paulin.

In September, 2004, Castle filed a lawsuit against Michael Paulin and his company, Paulin Group, LLC, alleging that Mr. Paulin and Paulin Group, LLC had not paid the last $50,000 owed pursuant to the Settlement Agreement, and that he had perpetrated a fraud on Castle by making false representations, claiming that they had not received the $50,000 payment from the payment source specified in the Settlement Agreement.  The lawsuit was settled by Mr. Paulin and Paulin Group, LLC paying a total of $90,000 to settle all claims arising from the non-payment of the $50,000 originally owed, in exchange for a release from all of Castle’s claims against them.

B. THE PRESENT STATUS OF CASTLE

Principal products or services and their markets

Castle has contracts to provide management and/or marketing or other services to resort condominium and hotel properties around the Pacific Rim.  Castle manages luxury and mid-range condominium resort hotels on all of the major islands within the state of Hawaii, a luxury condominium resort located in Saipan, a full service luxury condominium resort in New Zealand and full service hotels in Honolulu, Hilo and Guam.  Castle has a wide range of products available to the leisure traveler, from luxury condominium resorts with room rates exceeding $1,500 per night, to small budget inns with rates under $100 per night.  Castle has adopted a strategic plan to expand not only in Hawaii, but also in Micronesia, New Zealand, other Pacific Basin markets, Thailand and other select Asian markets and Central American locales.

Castle’s resort and property management services are built around providing “Flexibility and Focus” to resort and property owners based on proven business practices, backed by an in-depth understanding of the markets which it serves. When combined with carefully crafted strategic planning, and timely innovative problem solving, Castle provides a comprehensive package of services for the operation of hotel and condominium properties.  Each management contract is customized with a combination of the following services that best meet the owner’s specific needs and goals:

1. Pre-Opening Technical Services

Castle’s services often begin well before a property opens, with a full market assessment and pre-opening review of the project, to identify factors that will influence profitability and operating efficiencies.  These services include determining and evaluating operating criteria and efficiencies, determining requirements for furniture, fixtures and equipment, providing input on architectural/interior design and layout, maintenance, engineering and information technology.

2. Hotel & Resort Operations

Castle provides a full range of hotel and resort management services to operate both limited and full service properties.  The scope of management services includes:

Front office operations

Housekeeping

Maintenance

Security

Service quality assurance

Food and beverage services

Employee hiring

Training and supervision

Guest services

Guest experience enhancement programs

Information technology

Purchasing

3. Sales and Marketing

Castle provides comprehensive sales and marketing services to properties on an individualized basis that specifically targets the guest demographics and audience most appropriate for each property. After the initial research phase, Castle develops a strategic marketing program for its managed resort properties, targeting specific markets that are closely monitored and measured against established goals and objectives.  Castle-generated marketing and sales activities are based on solid, comprehensive research and focus studies. Ongoing studies for each property define marketplace position; competitive and pricing analysis; growth potential; inbound visitor trends; emerging visitor segments; customer attitudes and perceptions; satisfaction levels; resort brand awareness; and industry positioning.

Each property Castle manages is individually branded in order to extract maximum value from its strengths. The Castle brand stays in the background while Castle focuses on marketing the uniqueness of each property, and satisfying the needs and expectations of the owners.  Each hotel and resort under management maintains its own brand identity and personality, while utilizing Castle’s marketing resources, channel distribution, resort management expertise, industry partnerships and networks. Each Castle property is marketed individually, emphasizing the uniqueness, personality, location and the market niche of each location. Castle’s “non-Flag” approach to marketing its properties under management is also based upon the belief that its marketing funds are better served by promoting the individual properties’ attributes and focusing on filling the rooms, versus building the Castle brand. Castle believes that by adopting this approach, it has positioned itself to be more competitive.

4. Reservations

Castle offers direct to consumer online booking reservations of guest rooms at resort and condominium properties under contract and also offers vacation packages with attractions and activities related to its hotels and condominiums through its interactive web site at www.CastleResorts.com.

Castle supports its online presence with its own proprietary full service, 7 day a week reservation call center that provides a wide range of services from tour reservation processing and rooms control, to handling group bookings.  The reservation center electronically connects resort property inventory and rates to the four major Global Distribution Systems (“GDS”).  This connectivity allows the GDS to display rates and inventory of Castle’s properties to over 500,000 travel agents worldwide, as well as Internet connectivity to over 1,200 travel websites worldwide.

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

On behalf of AOAO’s and property owners, Castle’s also implements specific programs, including upgrade and renovation packages; repairs and maintenance; rental program acquisition and development programs; ongoing inspections; regular owner communications; extensive owner relations programs; monthly owner distribution returns; and comprehensive guest relations programs.  Castle’s focus is to ensure the protection of owner’s assets and to ensure a quality product, which ultimately should result in higher returns to the owner.

6. Castle Design Group

In 2006, Castle formed an in-house renovation and interior design service dedicated to property owners under the trade name, “Castle Design Group.”  This group offers professional cost-effective design, consulting and project management services, which provides a variety of efficiencies and savings on renovation and capital improvement projects. In addition, the Castle Design Group provides owners with enhanced purchasing power through its bulk furniture-purchasing program.

C. SUBSEQUENT EVENTS

On June 7, 2007, Castle entered into a Settlement Agreement with the developer of a hotel that was previously leased by Castle between 1999 and 2001.  Castle and the developer previously entered into a Compromise Agreement in 2001, which called for Castle to make certain payments to the developer, and also to issue 900,000 shares of its restricted common stock to the developer.  In 2001, Castle recorded the issuance of 900,000 shares of common stock to the developer.  The Settlement Agreement reached in June 2007 rescinded the 2001 Compromise Agreement, and therefore, as of December 31, 2006, Castle voided the 900,000 shares that were previously issued.  Castle agreed to pay $500,000 to the developer, in monthly installments commencing in June 2007, with all amounts to be paid on or before January 18, 2008.  As of August 20, 2007 Castle has paid $200,000, of this amount leaving a total of $300,000 remaining to be paid.

John Brogan joined Castle’s Board of Directors and Executive Committee in April, 2007.

Alan Mattson was appointed the Chief Operating Officer of Castle on May 2, 2007.

Howard Mendelsohn was appointed Chief Financial Officer of Castle on July 1, 2007.

D. SOURCES OF REVENUE AND FEE INCOME

Castle typically provides all services necessary to operate a hotel or resort, including management, sales, marketing, reservations, maintenance and accounting.  Castle and other hotel management companies usually manage hotels on a Net Contract basis, that is, they receive a fee for their services based on a percentage of the rental proceeds, and also usually receive an incentive management fee based on the net operating profit generated by the hotel.  Under a typical Net Contract management contract, the owner of the hotel, not the management company, is responsible for all expenses of operating the hotel, such as staffing the front desk, housekeeping and guest services departments.  For Net Contracts, Castle records as Management and Services Revenue only, the fees it receives for its services and is responsible for the costs of performing those services, such as payroll costs for administration, sales, marketing and reservation services.

Management companies frequently manage resort condominiums under a Net Contract basis much like a standard hotel management contract.  However, a key aspect of Castle’s corporate culture is to be flexible and responsive to the needs and goals of the owners of the properties it manages. Accordingly, Castle manages some of its resort condominium projects under a Gross Contract arrangement, whereby Castle pays the owner a fixed percentage of revenues from the rental of the hotel or condominium units.  For these contracts, other than the owner’s percentage of gross revenues, all revenue from the rental of rooms and ancillary services is included in Castle’s gross income for financial reporting purposes, and is noted as Revenues Attributed from Properties.  Castle is then responsible for paying the operating expenses of the property, such as staffing the front desk, housekeeping and guest services departments, and the costs for administration, sales, marketing and reservation services.  Castle’s profit under a Gross Contract agreement is the amount remaining after the payment of the owner’s percentage of revenue and Castle’s expenses.

At the Spencer on Byron Hotel, Castle leases the individual condominium units on a long term basis and pays each owner a fixed lease payment.  Castle records as Revenues Attributed from Properties all of the proceeds from the rental of the condominium units and the operation of the restaurant, bar and the provision of other hotel services and is responsible for all of the operating expenses for the hotel operation.

Some properties contract with Castle to provide only select services, such as sales and marketing or reservations or accounting.  For these services, Castle charges a fee for the services provided, and this revenue is accounted for and is included in Management and Services Revenue.

E. POTENTIAL CONFLICTS OF INTEREST

The potential exists for a conflict of interest if Castle were to enter into any management or similar contracts with a property in which an officer, director or significant stockholder of Castle has a material financial interest. Although it is possible that this might occur, management has no plans to enter into any such contract with any property in which an officer, director or significant stockholder of Castle has a material financial interest.  In any such situation, management will require that material terms and provisions of any management contracts negotiated with affiliated entities to be no less favorable than those that could have been negotiated at arms length.

F. COMPETITION AND COMPETITIVE POSITION IN THE INDUSTRY

The executive officers and key employees of Castle possess substantial experience in the hotel, resort and condominium management industry.  Management believes that Castle’s sales and marketing, central accounting and administrative support services meet or exceed the level of such services provided by its competitors.  Management believes that Castle has a competitive advantage over its principal competitors in that Castle focuses on providing cost effective services, and is more flexible and responsive to the needs of the individual owners of the properties it manages, than some of its competitors.

In order to substantially increase its revenues and profits, Castle seeks to acquire management contracts for additional properties.  However, the management and marketing of hotels and resorts is very competitive, particularly in Hawaii.  Castle competes with international, national, regional and local management companies, some of which have a larger network of locations, greater financial resources and brand name recognition. Some of Castle’s competitors have greater financial resources and/or may be more willing to assume risks inherent with making investments in properties and/or incurring obligations which Castle has not done historically.  For these and numerous other reasons, there is no assurance that Castle will be able to obtain management contracts for additional properties on terms acceptable to Castle.

G. SOURCES AND PRINCIPAL SUPPLIERS

The principal sources of the revenue generated by Castle for its clients and for itself are generated through the on-line electronic distribution vendors, wholesalers, tour operators, travel agents and Castle’s web site.  Castle utilizes the major electronic distribution vendors and has numerous tour operators and wholesalers under contract.  Castle’s contracts with these distribution channels give these vendors the right to sell the hotel and resort rooms in properties managed and/or marketed by Castle at rates that are typically less than full rack rates.  These contracts are non-exclusive and are typical of the industry.  Management believes, but no assurances can be given, that Castle will continue to have access to such contracts and relationships on terms and conditions satisfactory to Castle.

H. DEPENDENCE ON ONE OR A FEW CUSTOMERS

Castle’s management contracts vary in term from a few months to several years, and over its history the Company’s contracts have been renewed consistently for many years. . Pursuant to Hawaii’s condominium law, all leases of property owned by the Association of Apartment Owners (such as the front desk and other areas used in the operation of a rental program) are terminable by the Association of Apartment Owners on sixty days notice.  This requirement extends to Castle and it its competitors operating in Hawaii.  As a result of this requirement and for competitive reasons, all of Castle’s management contracts (except for the Spencer on Byron) contain terms, which provide for cancellation or termination within one year or less. The loss of the property wide management contract for one or more of the hotels or resorts managed by Castle could have a significant adverse impact on Castle’s gross revenues and earnings.  Although management believes that the number of properties, rooms and condominium units it manages will increase substantially over time, no assurances can be given that the number of such properties, rooms and condominium units will increase, and will not decrease in any quarter, year or other period.

I. PATENTS, TRADEMARKS, LICENSES, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS AND LABOR CONTRACTS

Castle does not have any material patents, trademarks, licenses, franchises, concessions, or royalty agreements, the loss or expiration of which would have a material adverse impact on Castle.

At December 31, 2006, employees at one of the smaller properties managed by Castle, which makes up less than one percent of the total rooms represented, were subject to a union labor contract.

J. EFFECT OF EXISTING OR PROBABLE GOVERNMENTAL

REGULATIONS ON THE BUSINESS

To the best of management’s knowledge, the products and services provided by Castle are not subject to governmental approval except for health, liquor licensing, safety and similar regulations of general applicability, which do not have a materially adverse effect on its operations.  The promulgation of new laws, rules or regulations detrimental to the visitor industry (including, but not limited to those, regulating wages, benefits, pricing, taxes and/or financing) could have a substantial impact on Castle’s business and profitability. Management is not presently aware of any proposed laws, rules or regulations which would have a materially adverse effect on Castle’s business or profitability.

K. COSTS AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS

To the best of management’s knowledge, Castle's products and services are not materially affected by the presently existing environmental laws, rules and regulations.  Management believes that the regulations related to hazardous material and waste disposal can be complied with by services provided by local governmental agencies or numerous private contract suppliers.  Castle is not aware of any environmental claims pending or threatened against it, or against the owners of the properties managed by Castle; however, no assurances can be given that such a claim will not be asserted against Castle in the future, or that Castle’s business or operations might not be affected by additional or amended environmental laws, rules and/or regulations.

L. RESEARCH AND DEVELOPMENT

Castle does not engage in any significant research or development activities.

M. EMPLOYEES

In the majority of the properties managed by Castle, all of the property employees are employees of Castle as agents for the owner, instead of being employed directly by the property owner.  As of December 31, 2006, Castle had approximately 425 employees. The number and categories in which these employees serve may vary significantly from month to month, depending on the season.  Castle considers its relations with its employees, and with employees of its clients whom it supervises to be excellent.

N. SEASONAL AND OTHER FLUCATIONS IN BUSINESS

Tourism in general is seasonal, though to a lesser extent in the State of Hawaii, where tourism represents one of the principal industries year round.  Tourism in Hawaii is also affected by fluctuations in the number and type of visitors to each of the Islands of Hawaii.  Such fluctuations affect occupancy, room rates or average daily rate (“ADR”), the number of employees required for housekeeping other services, as well as quarterly revenues, expenses and earnings.

The percentage of Castle’s revenues and net profits earned in each quarter has varied significantly from year to year in the past and is expected to vary significantly from year to year in the future based on a number of factors which are difficult to determine in advance.  Consequently, no assurance can be given that the percentages of revenue and net profits earned by Castle in any quarter of 2006 or any other quarter or year will be a reliable indicator of the revenues or net profits Castle will earn in any future quarter or year.

ITEM 1A. RISK FACTORS

OUR STOCK PRICE MAY BE DEPRESSED AND OUR COMMON STOCK MAY BE THINLY TRADED.

The Company has not filed the reports and other documents with the Securities and Exchange Commission and other agencies and organizations as required by the applicable securities laws since 2000, and our common stock has not been publicly traded since then.  Our existing stockholders have not had the opportunity to publicly sell the common stock they own on a securities exchange or through a broker dealer since 2000.  We cannot assure you that these stockholders will not attempt to sell their existing holdings at times or in such quantities or prices, that will not exceed the demand for our common stock and/or which will not depress the market price for our common stock.  Our revenues, income and market capitalization and the trading volume of our common stock may not be sufficient to induce securities analysts to follow, analyze or recommend our common stock or to induce or allow institutional investors to purchase our common stock. There is presently no market for our common stock, and we cannot assure you that an active market for our common stock will develop in the future.

The following factors, among others, may cause the market price to significantly increase or decrease:

• any projections of revenues or income which we announce and/or financial research analysts’ estimates (if any) of our revenues or earnings may be inaccurate;

• our annual or quarterly financial results may vary significantly from quarter to quarter or from year to year, which variations may be greater than those of our competitors;

• conditions in the general economy, or the vacation and property rental management or leisure and travel industries in particular are subject to change for a variety of reasons;

• unfavorable publicity about us or our industry; and

• significant price and volume volatility in the stock market in general for reasons unrelated to us.

WE MAY NOT BE ABLE TO COMPLETE SUCCESSFULLY OUR PLANNED EXPANSION.

We intend to continue to expand the markets we serve and to increase the number of properties we manage both within our current markets and within other geographic areas we’ve targeted.  Expansion may occur in part, through the acquisition of additional vacation rental and property management companies.  We may also make investments in or incur other obligations in connection with the acquisition of management contracts for other properties.  We cannot assure you that we will be able to identify, acquire or profitably manage additional properties or businesses which we could profitably manage or successfully integrate acquired properties or businesses into our existing operations without substantial costs, delays or other operational or financial problems.  It is possible that competition may increase for properties or for companies that we might seek to acquire.  There may be fewer acquisition opportunities available to us than we anticipate and/or less favorable terms or increased financial obligations, expenses and/or risks than we anticipate.

We may also seek to acquire management contracts, properties or companies in international locations that may subject Castle to additional risks associated with doing business in such countries.  We continually review various strategic acquisition opportunities and have held and continue to hold discussions with a number of properties and/or companies, which are acquisition candidates.

Acquisitions of properties or management companies also involve a number of special risks, which could have a material adverse effect on our business and financial results.  These risks include but are not limited to the following:

• failure of acquired properties or companies to achieve expected financial results;

• diversion of management’s attention;

• failure to retain key personnel;

• amortization of any acquired intangible assets;

• increased potential for customer dissatisfaction or performance problems of newly acquired properties or companies which may adversely affect our reputation; and

• fluctuations in the value of the currencies of foreign countries in which we manage properties are difficult or impossible to predict or hedge against and may adversely affect our earnings and/or cause our earnings to vary significantly from prior periods and are difficult to forecast.

WE MAY NOT BE ABLE TO COLLECT THE RECEIVABLE OWED TO US BY AN AFFILIATED COMPANY OR TO OBTAIN ADDITIONAL FINANCING.

As more fully set forth it Item 3 below, and in Notes 2 and 3 to Castle’s consolidated financial statements, Hanalei Bay International Investors (“HBII”) owes Castle $4,420,003.  HBII intends to pay that amount from its share of proceeds owed to it pursuant to an agreement with Quintus (HBR), LLC (“Quintus”).  However, Quintus disputes the amount that it is indebted to HBII, and the matter has been made the subject of litigation. Subsequent to the date of this report, HBII and the current owner of Hanalei Bay Resort have entered into direct negotiations related to the settlement of this dispute. HBII believes that it will prevail in recovering the majority of the disputed amounts in this matter, which are ultimately owed to Castle; however, no guaranty can be given that HBII will prevail.

OUR BUSINESS MAY BE NEGATIVELY AFFECTED IF WE ARE UNABLE TO MANAGE OUR GROWTH EFFECTIVELY.

We plan to continue to grow internally and through the acquisition of additional management contracts and/or companies.  We will continue to expend significant time and resources in expanding the existing operating companies and in identifying, completing and integrating acquisitions.  We cannot assure you that our systems, procedures and controls will be adequate to support our operations as they expand.  Any future growth also will impose significant added responsibilities on members of senior management, including the need to identify, recruit and integrate new managers and executives. We cannot assure you that we will be able to identify and retain such additional management.  If we are unable to manage our growth efficiently and effectively, or we are unable to attract and retain additional qualified management, it could have a material adverse effect on our business and financial results.

OUR BUSINESS AND FINANCIAL RESULTS DEPEND UPON FACTORS THAT AFFECT THE VACATION RENTAL AND PROPERTY MANAGEMENT INDUSTRY.

• Our business and financial results are dependent upon various factors affecting the vacation rental and property management industry.  Factors such as the following could have a negative impact on our business and financial results

• changes in general economic conditions, including the prospects for improved performance in other parts of the world;

• impact of war and terrorist activity (including threatened terrorist activity) and heightened travel security measures instituted in response thereto;

• travelers’ fears of exposures to contagious diseases;

• domestic and international political and geopolitical conditions; • a downturn in the leisure and tourism industry;

• decreases in the demand for hotel rooms and/or vacation properties in the areas we serve and related lodging services, including a reduction in business and leisure travel as a result of general economic conditions;

•  reduction in the demand and adverse changes in travel and vacation patterns;

• an interruption of airline service, and/or the financial condition of the airline industry and the impact on air travel; and,

• adverse weather conditions or natural disasters, such as hurricanes, tidal waves or tornados, and/or events such as terrorist attacks or outbreaks of disease, or the threats thereof, which cause potential customers to cancel their vacation or travel plans.

OUR OPERATING RESULTS ARE SEASONAL.

The travel and hospitality business is seasonal.  Our financial results have been and will continue to be subject to quarterly fluctuations caused primarily by the combination of seasonal variations and our revenue recognition policies.  Our quarterly financial results may also be subject to fluctuations as a result of the timing and cost of acquisitions, changes in relationships with travel providers, extreme weather conditions or other factors affecting leisure travel, and the vacation rental and property management industry.  Unexpected variations in our quarterly financial results could adversely affect the price of our common stock.

OUR BUSINESS COULD BE HARMED IF THE MARKET FOR LEISURE AND VACATION TRAVEL DOES NOT CONTINUE TO GROW.

Although travel and tourism expenditures have generally increased over the years, there have been, and there may be, years in which spending has or will declined.  We cannot assure you that we or the total market for hotel rooms and vacation property rentals in the areas we serve will continue to experience growth.  Factors affecting our ability to continue to experience internal growth include our ability to:

• maintain existing relationships with property owners;

• expand the number of properties under management;

• increase rental rates and/or occupancy; and

• sustain continued demand for our rental inventory.

OUR OPERATIONS ARE CONCENTRATED IN THREE GEOGRAPHIC AREAS.

We manage properties that are significantly concentrated in Hawaii, New Zealand and the Pacific Basin (Guam and Saipan).  Adverse events or conditions which affect these areas in particular, such as economic recession, changes in regional travel patterns, extreme weather conditions or natural disasters, would have a more significant adverse effect on our operations than if our operations were more geographically diverse.

OUR BUSINESS DEPENDS ON ATTRACTING AND RETAINING HIGHLY CAPABLE MANAGEMENT AND EMPLOYEES.

Our business substantially depends on the efforts and relationships of our senior management, and we will likely be dependent on senior management for obtaining management contracts for additional properties or businesses acquired in the future.  If any of our senior managers becomes unable or unwilling to continue in his or her role, or if we are unable to attract and retain other qualified employees, it could have a material adverse effect on our business and financial results.  Although we have entered into long term employment agreements with our two principal executive officers, we cannot assure you that either these individuals or other members of senior management will continue in his or her present capacity for any particular period of time.

IF VACATION RENTAL PROPERTY OWNERS DO NOT RENEW A SIGNIFICANT NUMBER OF PROPERTY MANAGEMENT CONTRACTS OUR BUSINESS WOULD BE ADVERSELY AFFECTED.

We provide rental and property management services to property owners pursuant to management contracts which are generally for a period of one year.  The majority of such contracts contain automatic renewal provisions, but many also allow property owners to terminate the contract within a period of one to three months.  Although management believes that these contracts will continue to be renewed on an on-going basis, no assurance can be provided that the owners will renew or not terminate their contracts with Castle.  If property owners do not renew a significant number of management contracts, or we are unable to attract additional property owners, it would have a material adverse effect on our business and financial results.  In some of the properties we manage, we provide management and rental services to only a portion of the condominiums in the condominium project.  In those situations, we cannot assure you that our revenues and/or income will not decrease because of increased competition from other rental management companies, through increased incidence of self-management by owners who choose to rent their units or through local realtors or other management companies, and/or loss of a portion of our inventory of rooms through increased usage of the units as primary or second homes or as long term rentals.

COMPETITION COULD RENDER OUR SERVICES UNCOMPETITIVE.

The vacation rental and property management industry is highly competitive and has low barriers to entry.  The industry has two distinct customer groups -- vacation property renters and vacation property owners.  We compete for vacation property owners primarily (but not exclusively), with regional and local vacation rental and property management companies located in our markets.  Some of these competitors are affiliated with the owners or operators of resorts where these competitors provide their services.  Certain of these competitors may have lower cost structures and/or may provide their services at lower rates.  We compete for vacation property renters and owners with local competitors (including owners of similar properties who manage the units themselves or through a realtor or other management company) who may have lower cost structures and/or may be willing to rent their units at lower rates than we can afford.  We also compete for vacation property renters and for vacation property owners with regional, national and international management companies who have more recognizable brand names, larger marketing budgets and have advantages of marketing programs and relationships which are not available to us.

ITEM 2. DESCRIPTION OF PROPERTY

Castle leases office space for its principal executive offices. The current lease is for the period from November 1, 2006, through October 31, 2008, at a monthly rental cost that averages $6,992 per month, plus the cost of common area maintenance.  Castle has an option to renew the lease for an additional five years at the then prevailing rental rates.

On February 1, 2006, Castle leased additional office space. The lease covers the period from February 1, 2006, through February 28, 2008, at a monthly rental cost of $6,200 per month, plus the cost of common areas maintenance.  Castle has an option to renew the lease for an additional two years at the then prevailing market rent.

In July, 2001, Castle entered into rental agreements (in lieu of a traditional management agreements) with each of the owners of condominiums in the Spencer on Byron condominium project for the purpose of having those units be part of the rental program at the Spencer on Byron Hotel.  The leases are for a period of ten years expiring on July 18, 2011, and Castle has the option to extend these leases for an additional 20 years.  Monthly lease rent through 2011 is calculated as a percentage of the purchase price paid by the original owner of each condominium.

On December 24, 2004, Castle’s wholly owned subsidiary, NZ Castle Resorts and Hotels Limited, entered into an agreement to purchase all of the shares of Mocles Holdings Limited (“Mocles”), a New Zealand Corporation.  Mocles owns the Podium levels (“Podium”) of the Spencer on Byron Hotel in Auckland, New Zealand, which includes the front desk, restaurant, bar, ballroom, board room, conference rooms, back of the house facilities and other areas necessary for the hotel operation. Following are the significant provisions of this agreement (with modifications according to a “Deed of Variation” dated April 15, 2005):

1. The purchase price for Mocles was $7,455,213 (NZ $10,367,048), net of imputed interest $1,164,699 (NZ $1,632,952).  The face value of the purchase price was $8,619,912 (NZ $12,000,000).

2. The purchase price is to be paid as follows:

A. Partial assignment of Castle’s receivables from Hanalei Bay International Investors (“HBII”) in the amount of US$3,017,999.  In the event that this amount is not realized from HBII, Castle is obligated to make up the difference by December 31, 2009.

B. Monthly payments of the greater of NZ$20,000 (US$14,100), or Surplus Profits defined as 50% of net profits calculated in accordance with New Zealand’s Generally Accepted Accounting Principles or International Reporting Standards.

C. The remaining balance is due December 31, 2009.  However, if Castle is current with its other obligations as set forth herein, and has paid not less than $7,183,260 toward the purchase price, an extension of up to 18 months is available.

3. At the time of purchase, Mocles had additional debts as follows which were assumed by Castle:

A. Bank Mortgage – There is $2,273,502 payable to a bank which is secured by the Podium.  The liability to the bank must be refinanced, paid in full, or renegotiated to the extent that the current guarantors are released from all obligations associated therewith, by December 31, 2009.

B. Advances from parties heretofore related to Mocles in the amount of $1,509,768.  The entire amount is due and payable by December 31, 2009.  There is no interest associated with this liability.

4. The purchase price is deemed to be satisfied in part by NZ Castle procuring repayment of Mocles additional debts.  After NZ Castle has procured repayment of the additional debts by or on behalf of Mocles, the total payable to the seller of the Mocles shares under 1 and 2 above is $4,836,642.

5. Mocles shares are being held legally by the seller of such shares until such time as all obligations associated with this transaction are satisfied.

6. An amount equal to the interest payable by Mocles to the bank is to be paid annually into Mocles by the Company as rental for the Podium.

ITEM 3. LEGAL PROCEEDINGS

Castle was a party to a lawsuit in the Superior Court of Guam brought by Castle against Manhattan Guam to collect amounts which the Company believes Manhattan Guam owes to Castle in connection with a Settlement Agreement of a prior dispute.  As discussed in the heading Subsequent Events under Part I, Item C, page 10, this lawsuit has been settled.

The receivable in the amount of $4,420,003 referred to in Notes 2 and 3 to Castle’s consolidated financial statements arises from a partial assignment by Hanalei Bay International Investors (“HBII”) of its interest in the proceeds from the Purchase and Participation Agreement between HBII and Quintus (HBR), LLC (“Quintus”).  As of March, 1999, when HBII sold 88 condominium units it owned in the Hanalei Bay Resort in Princeville, Kauai, Hawaii to Quintus, HBII owed $1,105,001 to Castle for unpaid fees and reimbursable expenses.  The cash proceeds received by HBII on the closing of the sale were not sufficient to satisfy all claims of HBII’s creditors, including the Company, and the

Company accepted a partial assignment of the amounts to be owed to HBII by Quintus in the amount of $4,420,003 as settlement for its account receivable balance of $1,105,001 at the time of the sale.

During 2006, the current owner of Hanalei Bay Resort notified HBII that it was disputing the number of condominium units upon which the future cash flows are based, and on July 27, 2006, HBII filed a lawsuit against the current owner of Hanalei Bay Resort to determine the unit counts that the cash flows should be based upon.

Subsequent to the date of this report, HBII and the current owner of Hanalei Bay Resort have entered into direct negotiations related to the settlement of this dispute. HBII believes that it will prevail in recovering the majority of their disputed amounts in this matter, which is expected to be in excess of the amounts due to Castle; however, no guaranty can be given that HBII will prevail.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the security holders of record during the years 2000 through the date of this Annual Report.

PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Castle has not filed the required reports with the Securities and Exchange Commission since July, 1999, and by reason of not filing its required reports, was not eligible for quotations of its common stock on the OTCBB of the National Association of Securities Dealers, Inc. (the “NASD”).  There is currently no established public trading market for Castle’s common stock.  Castle’s common stock is occasionally traded on the Pink Sheets of the NASD under the symbol “CAGU.”  Castle intends to submit for quotations of its common stock on the OTCBB of the NASD once all required reports have been filed with the Securities and Exchange Commission, the NASD and other agencies as required.

HOLDERS

There were approximately 350 owners of record of Castle’s common stock as of July 23, 2007.

DIVIDENDS

Castle has not paid any dividends with respect to its common stock, and does not intend to pay dividends on its common stock in the foreseeable future.  As more fully described in Note 7 to Castle’s consolidated financial statements included herein, in 1999 and 2000, the Company issued a total of 11,050 shares of $100 par value redeemable preferred stock.  Dividends are cumulative from the date of original issue and are payable semi-annually, when, and if declared by the board of directors beginning July 15, 1999, at a rate of $7.50 per annum, per share.  At December 31, 2006, undeclared and unpaid dividends on these shares were $601,213 or $54.41 per share.  These dividends are not accrued as a liability, since no dividends have been declared.  Castle cannot pay dividends on its common stock until it declares and pays the dividends on its preferred stock.  It is the present intention of management to utilize all available funds for the development and expansion of Castle’s business, rather than for common stock dividend payments.

Castle does not have a stock option or other equity compensation plan in place at this time.

Recent Sales of Unregistered Securities

During the last three years, we issued the following unregistered securities:

During the year ended December 31, 2004, Castle issued 3,510,000 shares of common stock that were “restricted securities” to employees, directors and consultants for entering into employment contracts or for past services rendered.

The shares were valued at $0.02 per share.  These values approximated the fair value of the services that were rendered and the value of having these persons enter into employment contracts, as well as the fair value of the shares on the issuance date, given the trading range of the stock in the prior 6 months.

Date	Name	Current Position	Number of Shares	Value
Jun-04	Rick Wall	CEO	1,900,000	$38,000
Jun-04	Jerry Ruthruff	Director and Secretary	300,000	$6,000
Jun-04	Roy Tukujo	Director	300,000	$6,000
Jun-04	Motoko Takahashi	Director	200,000	$4,000
Jun-04	Roger Moses	Director	350,000	$7,000
Jun-04	Other Employees and Consultants		460,000	$9,200
2004 Total			3,510,000	$70,200

During the year ended December 31, 2005, Castle issued 100,000 shares of  common stock that were “restricted securities” as defined in Rule 144 of the Securities and Exchange Commission as

compensation to an unrelated party for services that had been rendered for $2,000. This value approximated the fair value of the services that were rendered, as well as the fair value of the shares on the issuance date given the stock’s trading range in the prior six months.

During 2006, Castle voided 900,000 shares of common stock.  The shares were issued as part of a compromise agreement reached in 2001 with the developer of a hotel that Castle previously leased.  As a result of a final settlement agreement occurring in 2007, between Castle and the hotel developer, the compromise agreement signed in 2001 was rescinded, and therefore, Castle voided the 900,00 shares that were previously issued.

Castle issued all of these securities to persons who were “accredited investors” or “sophisticated investors,” as those terms are defined in Regulation D of the Securities and Exchange Commission; and each such person had prior access to all material information about us.  We believe that the offer and sale of these securities were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Sections 4(2) and 4(6) thereof, and Rule 506 of Regulation D of the Securities and Exchange Commission. Sales to “accredited investors” are preempted from state regulation.

Use of Proceeds of Registered Securities

There were no proceeds received by Castle from the sale of registered securities during the period from December 31, 2000 through December 31, 2006.

Purchases of Equity Securities by Us and Affiliated Purchasers

On December 24, 2004, the Company, through its wholly owned subsidiary NZ Castle Resorts and Hotels Limited, entered into an agreement to purchase all of the shares of Mocles Holdings Limited (“Mocles”), a New Zealand Corporation.  In exchange, the company made a partial assignment of the Company’s receivables from Hanalei Bay International Investors (“HBII”) as well as issuing debt in the form of a note, committing to monthly payments of a portion of net profits of the subsidiary, subject to minimum payment restrictions, and assuming certain advances and debt obligations of Mocles.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Plan of Operations” including statements regarding the anticipated development and expansion of Castle’s business, the intent, belief or current expectations of the performance of Castle, and the products and/or services it expects to offer and other statements contained herein regarding matters that are not historical facts, are “forward-looking” statements. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Plan of Operations.”

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Castle is a hospitality and hotel management company that prides itself on its ability to be both “Flexible and Focused,” the Company’s operations motto.  Flexible, to meet the specific needs of property owners and condo owners at the properties that it manages;Focused, in its efforts to achieve enhanced rental income and profitability for those owners.  Castle earns its revenues by providing several types of services to property owners including, hotel and resort management and operations; reservations staffing and operations; sales and marketing; and accounting.  In addition, Castle provides design services to properties that are furnishing, refurnishing or remodeling, as well as, pre-opening technical services for new hotel and resort properties being planned or under construction. Castle’s revenues are derived primarily from two sources: (1) the rental of hotel rooms and condominium accommodations; and food and beverage sales at the properties it manages and; (2) fees paid for services it provides to property owners.  Castle also derives revenues from commissions and incentive payments, based on sales and performance criteria at each property.

Castle’s marketing efforts are focused toward potential guests for those properties that Castle manages. Castle does not own any hotels or resorts of its own; however it has made an investment in the property that it manages in New Zealand.  Marketing is done through a variety of distribution channels including direct Internet sales, wholesalers, online and traditional travel agencies and group tour operators.  Recently, Castle has expanded its sales and marketing staff and implemented a redesign of its interactive web site (www.Castleresorts.com).  Unlike many other hotel and resort operators, Castle does not market the properties it manages under the Castle brand.  Instead of emphasizing the “Flag” or chain name, the Company’s strategy is to promote the name and reputation of the individual properties under management. Castle believes that this allows the consumer to better choose the specific type of vacation experience desired based upon the specific attributes of the property selected.

Currently Castle provides services to the following properties:

Hawaii	Location	Hotel and Resort	Since
	Kauai	Kaha Lani Resort	2004
		Kiahuna Plantation & The Beach Bungalows	1997
		Lanikai Resort	1997
		Lae Nani Resort	1997
		Makahuena at Poipu	1995
		Poipu Shores	1994

	Oahu	Hokele Suites Waikiki	2006
		Maile Sky Court	2007(1)
		Pacific Marina Inn	1993
		Ocean Resort Waikiki Hotel	2007(2)
		Waikiki Shore	2003

	Maui	Diamond Hawaii Resort and Spa	2003
		Kamaole Sands	1994
		Maui Beach Hotel	1999

	Molokai	Kaluakoi Villas	1993

	Hawaii	Hilo Hawaiian Hotel	1993
		Kona Bali Kai	2005
		Kona Reef	1993
		Nomura Hawaii Village	2001
		Waimea Country Lodge	1995

Guam		Hotel Santa Fe	2007(3)
		Imperial Suites	2006

Thailand	Phuket	Kata Gardens	2007(4)
		Katamanda Villas	2007(4)

Micronesia	Saipan	Aquarius Beach Tower	1997

New Zealand	Auckland	Spencer on Byron	2001

(1) Beginning October 2007
(2) Beginning June 2007
(3) Beginning July 2007
(4) Beginning August 2007

Historically, Castle has contracted its full management services to property owners and condominium owners associations (“AOAO”) on either a Gross Contract or a Net Contract basis.  Under the Gross Contract basis, the gross revenues for guest stays and other sources of revenue, are paid to Castle after a portion of the gross revenues are retained by the property or condominium owners.  Castle then pays for the expenses of operating the property from its portion of the revenue.  Castle recognizes this revenue as “Revenues Attributed from Properties” in its consolidated financial statements.  Under the Net Contract basis, Castle receives a fixed percentage of the gross revenue collected by the property as a fee, and the property owners are responsible for paying the operating expenses from their portion. This revenue is included as “Revenues from Management and Services.”  In either case, the company may be required to meet certain minimum service or operating performance levels, such as occupancy or daily rate, in order to achieve levels of compensation over and above base levels.  In most full management contracts, Castle is responsible for setting prices, rates and for maintaining favorable occupancy levels in the units that it manages.

In addition to full management service contracts, the Company has contracted with some property owners or owner’s associations for selected services, such as, sales and marketing only, or reservations only.  In these cases, the company receives its revenue on a fixed or variable fee basis.  Hotel and resort properties in general undergo remodeling or redesign every few years, in order to provide a fresh and new experience for the guest. Frequently, the Company has entered into one time or restricted period contracts with property owners or associations, to provide technical operating or design advice, when a new property is being planned or built, or an existing property is in the process of a planned remodel or repositioning.

Due to the nature of the hotel management business, Castle’s revenues and profits from properties under management, tend to correlate with occupancy levels associated with the number of visitors selecting the destination location where the property is located, the room rates charged by the managed property, as well as by the occupancy levels achieved by Castle’s competitors in those markets. Accordingly, Castle’s ability to acquire management contracts for additional properties on acceptable terms, will be a dominant factor in Castle’s future revenues and profits.

As a result of the substantial investment the Company has made over the last 12 months in its marketing and sales departments, and the additional management staff it has allocated to its operations and training; the Company believes that it is well positioned to manage, sell and market additional properties both in its current geographic markets, as well as in new markets in the Pacific, Asia and the Americas.

Growth Strategy

Castle is focused on growing the number of management contracts within its existing portfolio by further expanding its geographic markets.  The Company has recently implemented a strategic growth plan which addresses expansion within the regional Pacific markets of Hawaii; Micronesia and New Zealand; select Asian markets; and select Central American locales. An experienced acquisition team has been formed and strategic alliances are being pursued with various hospitality development companies and prominent investment banks, who wish to team up in pursuing growth opportunities within these key targeted geographic areas.

Existing Contracts.  In the past few years, Castle has been very successful in improving the performance of the properties it manages.  Further improvements in revenues and/or decreases in expenses for Castle’s current properties should result in higher management fees for Castle through increased incentive fees and/or fees based on a percentage of revenue.

Expansion in Hawaii.  Castle is one of the leading hotel and resort management companies in the state of Hawaii.  In the hotel and resort industry, management companies often acquire and lose management contracts for properties over time.  Fortunately for Castle, its track record in maintaining contracts with its portfolio properties has remained consistently high.  Significant opportunities for Castle to obtain additional contracts are available due to a myriad of factors that include sales of properties, foreclosures, underperformance and dissatisfaction with the current management of Castle’s competitors.  The real estate boom experienced throughout the United States has also affected the hotel and resort condominium markets of Hawaii, as many properties have been sold or are now on the market.  Castle’s history and experience of managing properties in Hawaii has positioned the Company as a market leader in new property acquisition.  Most members of Castle’s executive management team are career hospitality industry executives, with big brand experience and strong ties to Hawaii and the Pacific Rim.  Through decades of experience within its local markets, Castle’s management possesses market intelligence that is not easily available to others.  The Company is closely involved with current efforts to support Hawaii’s visitor industry through their involvement and tenures with the Hawaii Visitors & Convention Bureau (HVCB), the American Society of Travel Agents (ASTA), the Hawaii Hotel & Lodging Association (HHLA), and other professional and trade organizations.

Castle strives to be more flexible and creative than its larger competitors, both in structuring agreements that meet the needs and goals of property owners and owner associations and its approach to marketing its properties.  The Company has ramped up for expansion in the number and scope of properties it manages in Hawaii and its targeted new markets, and it intends to compete very aggressively for this new business.

Expansion Outside of Hawaii.   The majority of the properties presently managed by Castle are located within the state of Hawaii.  In addition, Castle manages properties in New Zealand, Guam, Micronesia, and most recently in Thailand. The Company’s management believes that there are significant opportunities to expand Castle’s operations both in the markets it currently serves, as well as in other Pacific Basin and Asian vacation destinations and Central American locales.  Castle recently announced several new key management appointments and promotions as part of its strategic plan to position the company for significant growth within its current markets, and to capitalize on the emerging growth opportunities, particularly within the Asian markets.  In 2007, the Company formed its Thailand division to support its new business initiatives in Thailand.

The Company has engaged in strategic alliances with partners such as the Anthology Marketing Group and others who have core competencies to support its global growth, plans.  The Company is actively in discussions and/or negotiations with numerous companies and plans to expand its acquisition of property management contracts in these targeted areas.

Technology Improvements. The Company recently launched a redesigned website with a customized proprietary booking engine and intuitive functionality, that sets it apart from its competitors.  Castle Resorts’ website (CastleResorts.com) offers state-of-the-art functionalities, user-friendly navigation, interactive features and rich content, while offering great rates, and a travel booking engine that can handle rate conversions for over 100 foreign currencies. The company’s proprietary Central Reservations System is customizable, and supports a dynamic pricing model to maximize revenues to the properties under management. The Company intends to continue to invest in optimizing its on-line presence directed towards its own website, since revenue derived through the Company’s branded website yields a higher margin.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2004, 2005 and 2006

Revenues

For the years ended December 31, 2006, 2005 and 2004, Castle had total revenues of $21,071,756, $20,696,442 and $18,044,384, respectively, representing increases of $375,314 or 2% and $2,652,058 or 15%, respectively as compared to prior years.  The increase in revenue from 2005 to 2006 is primarily attributed to the overall increase in the strength of the tourism industry of Hawaii, where Castle has the majority of its properties.  The increase in revenue from 2004 to 2005 is attributed to the New Zealand subsidiary increasing its revenues by $1.2 Million dollars and, the addition of additional properties in Hawaii, which provided an additional $1.4 million dollars in 2005 as compared to 2004.

Costs and Expenses

Total operating expenses were $20,004,022, $19,342,137 and $16,920,213 for the years ended December 31, 2006, 2005 and 2004, respectively, representing increases of $661,885, or 3% and $2,421,924, or 14%, respectively.  The increase from 2004 to 2005 in property operating and depreciation expense is attributed to: (1) an additional $1.3 Million incurred in New Zealand related to the increase in guest stays, and related  increase in revenues and depreciation expense of the Podium levels of the Spencer on Byron Hotel (more fully described in note 11 to the consolidated financial statements); and (2) $887,650 in incremental property expenses in Hawaii related to two incremental property contracts added in late 2004 and 2005.  An additional increase of $184,436 was related to additional staffing and administrative costs to service the additional property management contracts. Castle has began investing in additional key staff and management beginning in the later part of 2006 and subsequently into 2007, in preparation for future growth.

The following table summarizes the revenues and operating expenses for the calendar years 2006, 2005 and 2004:

		(In Thousands)
	2006	2005	2004
Revenues:
Revenue Attributed from Properties	$ 17,315	$ 16,941	$14,517
Management services and other income	3,757	3,755	3,527
Total Revenues	21,072	20,696	18,044

Property operating expenses	16,023	16,065	13,952
Payroll & office Expenses:	3,250	2,610	2,488
Administrative & General Expenses	535	438	376
Total	3,785	3,048	2,864
EBITDA(1)-	$ 1,264	$ 1,583	$ 1,229

Depreciation and amortization	196	229	104
Net interest expense	338	293	182
Income Taxes	358	446	319

Net Income	$ 372	$ 616	$ 624

Foreign Currency Adjustment	(33)	(23)	47

Total Comprehensive Income	$ 338	$ 592	$ 671

    (1) EBITDA -  Earnings before interest, income taxes, depreciation, income taxes and amortization

For the year 2006 as compared to 2005, property revenues increased by $374,000, or 2%.  Castle’s Hawaii operations experienced an increase in property revenues of $663,000, or 8%. Castle’s Hawaii operations benefited from the increase of the Hawaii tourism industry, where most of its managed properties are located. During the same period, Castle’s New Zealand operations experienced an increase in revenues of approximately $432,000, which was offset by a foreign exchange impact that decreased revenues as recorded in US Dollars by approximately $723,000, leading to a net decrease in reported revenue $289,000 for the New Zealand operation.

For the year 2005 as compared to 2004, property revenues increased by $2,424,000, or 17% as Castle’s New Zealand operation experienced a $1,072,000, or 14% increase in revenues.  During 2005, the New Zealand property emerged from the lingering effects of 9/11 and the public’s concern with the SARS illness. A strengthening of the New Zealand dollar contributed to the increase in New Zealand revenues as the exchange rate increased by 6%, from $.66 in 2004 to $.70 in 2005.  Property revenues in Hawaii also experienced a $1,203,000, or 18% increase, from $6,764,000 to $7,967,000, due to the addition of two property contracts in late 2004 and mid 2005.

Property expenses for 2006 when compared to 2005 decreased by $42,000. Hawaii property expenses increased primarily due to an increase in the number of properties managed.  New Zealand property expenses decreased by a net $77,000.  This is a result of an increase in expenses in New Zealand which were offset by exchange rate changes of the New Zealand dollar relative to the US dollar.

Comparing 2005 to 2004, property expenses increased by $2,091,000, or 17% as Castle’s New Zealand operation experienced a $1,042,000, or 14% increase in operating expenses, attributable to the increased costs of managing and servicing the additional guest stays which were reflected in the increased revenue for this operation.  In addition, the appreciation of the New Zealand dollar in 2005 contributed to the increase in New Zealand property expenses as recorded in US Dollars.  Property expenses in Hawaii also increased by $1,049,000, or 16%.  These costs increases are attributable to the two additional Hawaii properties which were acquired in late 2004 and 2005.

Management and Service and Other Income for 2006 increased by $2,000 when compared to 2005. Management and Service income is charged by Castle based on a percentage of gross revenues or fixed fee basis for those properties managed by Castle.  Gross property revenues for all of the properties represented by Castle in this way increased by $3.2 million, or 7% when compared to 2005.  During 2006, Castle also diversified its revenue sources by entering into agreements with timeshare operators who pay a commission to Castle for the sale of timeshare tours from travel desks located in certain properties that are managed by Castle.  In addition, Castle launched an interior design service for its clients to assist the property owners in the renovation and upgrading of their hotel or condominium units.

Management and Service and Other Income for 2005 increased by $227,000 compared to 2004.  Other income increased due to the incremental property contracts added in 2005 and 2004, which contributed $156,000 in additional fees as compared to 2004.  During 2005 Castle received incremental management fees after the achievement of certain profit goals and additional fees from its New Zealand property.

Payroll and office expenses in 2006 increased by approximately $639,000, or 24% compared to 2005, as Castle increased its staffing in order to support the growth in the number of properties under contract, and to increase its back office and corporate staffing levels during the period.  In addition, Castle invested in additional information systems and structure for efficiency gains, and to streamline processes and design new systems for future growth.

Comparing 2005 and 2004, payroll and office expenses increased by $122,000, or 5%, as Castle added operational positions to improve the services provided by the additional properties contracts and the then existing portfolio of properties under contract.

Administrative and general expenses in 2006 increased by $97,000, or 22% when compared to 2005, as Castle incurred incremental costs related to its geographic expansion into other areas of the Pacific Rim and professional services.

Administrative and general expenses in 2005 increased by $62,000, or 16% over 2004.  The majority of this increase was related to professional services incurred during the year.

EBITDA reflects the Company’s earnings without the effect of depreciation, interest income or expense or taxes.  Castle’s management believes that in many ways it is a good alternative indicator of the Company’s financial performance, as it removes the effects of non-cash depreciation and amortization of assets as well as the fluctuations of interest costs based on Castle’s borrowing history and increases and decreases in tax expense brought about by changes in the provision for future tax effects rather than current income.  A comparison of EBITDA and Net Income is shown below.  For the year ended 2006, EBITDA was $1,264,000 compared to $1,583,000 for 2005 and $1,229,000 for 2004. This reflects a decrease of $319,000, or 20% for 2006 as compared to 2005 due to investments which the company made in increased staffing and systems to support the growth in the number of properties and expansion into new geographic regions.  An increase of EBITDA from 2004 to 2005 is primarily a result of an increase in Revenues and incremental gross profits from new property contracts during late 2004 and 2005.

Comparison of Net Income to EBITDA:

		(In Thousands)
	2006	2005	2004
Net Income	$ 372	$ 616	$ 624

Add Back:
Income Taxes	358	446	319
Net interest expense	338	293	182
Depreciation and amortization	196	229	104
EBITDA(1)-	$ 1,264	$ 1,583	$ 1,229

Depreciation & amortization expense in 2006 decreased by $33,000, or 17% when compared to 2005, due to the decrease in the value of the NZ dollar exchange rate during the period.  Depreciation and amortization expense for 2005 compared to 2004 increased by $125,000, due to depreciation of the assets at the Podium of the Spencer on Byron Hotel which the company did not operate in the prior year.

Net interest expense for 2006 increased by $45,000, or 15% compared to 2005 due to financing of the Podium purchase.  Net interest expense for 2005 increased by $111,000, or 62% when compared to 2004, which is attributed to interest expense related to financing of the Podium level of the Spencer on Byron Hotel.

Income tax expense for 2006 decreased by $88,000, or 20% when compared to 2005 due to a decrease of Taxable income.  Income taxes for 2005 increased by $127,000, or 40% when compared to 2004 due to increase of Taxable income.

Net income for the year ended December 31, 2006, was $371,000, a decrease of $244,000, or 40% compared to the year ended December 31, 2005.  Net income for the years ended December 31, 2005, and 2004, was $616,000 and $624,000, respectively.

Other Borrowings

Until 2006, Castle met its financial obligations through operating cash flow and borrowings from related parties.  In November, 2006, Castle obtained a term loan for $600,000 and lines of credit totaling $400,000 with a local bank, with the proceeds of the term loan being used to pay a debt to the former owner of the Podium at the Spencer on Byron, and the lines of credit available for use to provide working capital in connection with Castle’s present and newly acquired management contracts and for the purchase of equipment.  Based on the profitability of Castle and future operating forecasts, management believes that Castle will have sufficient cash flows for its business operations during calendar 2007.

Off-Balance Sheet Arrangements

There are no off balance sheet arrangements as of December 31, 2006.

Foreign Currency

The U.S. dollar is the functional currency of our consolidated entities operating in the United States. The functional currency for our consolidated entities operating outside of the United States is generally the currency of the country in which the entity primarily generates and expends cash.  For consolidated entities whose functional currency is not the U.S. dollar, Castle translates its financial statements into U.S. dollars.  Assets and liabilities are translated at the exchange rate in effect as of the financial statement date, and results of operations are translated using the weighted average exchange rate for the period.  Translation adjustments from foreign exchange are included as a separate component of stockholders’ equity.

ITEM 7. FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	Page 31
Consolidated Balance Sheets – December 31, 2006 and 2005	Page 32
Consolidated Statements of Operations and Comprehensive Income - Years Ending December 31, 2006, 2005 and 2004	Page 33
Consolidated Statements of Cash Flows – Years Ending December 31, 2006, 2005 and 2004	Page 34
Consolidated Statements of Stockholders’ Equity - Years Ending December 31, 2006, 2005 and 2004	Page 35
Notes to Consolidated Financial Statements	Page 36

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

The Castle Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of The Castle Group,  Inc. and  Subsidiaries as of December  31, 2006 and 2005, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the years ended  December  31, 2006, 2005 and 2004.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal  control  over  financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness  of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by  management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Castle Group, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the results of operations and cash flows for the years ended December 31, 2006, 2005 and 2004,  in conformity with accounting principles generally accepted in the United States of America.

/s/ Mantyla McReynolds LLC

Mantyla McReynolds LLC

Salt Lake City, Utah

July 23, 2007

THE CASTLE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2006 AND 2005

ASSETS

	2006	2005
Current Asset
Cash and cash equivalents	1,100,302	1,031,492
Accounts receivable, net of allowance for bad debts	2,548,529	2,549,528
Deferred tax asset	130,000	150,000
Prepaids and other current assets	273,773	305,585
Total Current Assets	4,052,604	4,036,605
Property, plant & equipment, net	7,420,726	7,262,156
Goodwill	54,726	54,726
Deposits	28,070	27,644
Restricted cash	363,215	336,133
Deferred tax asset	1,460,127	1,797,940
Note Receivable - related party, net	4,269,151	4,096,106
TOTAL ASSETS	17,648,619	17,611,310
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	2,450,453	3,041,743
Deposits payable	429,164	328,542
Current portion of long term debt	1,144,715	896,534
Current portion of long term debt to related parties	35,250	27,090
Accrued salaries and wages	916,751	712,845
Accrued taxes	65,300	125,581
Accrued interest	95,311	356,528
Other current liabilities	17,064	101,054
Total Current Liabilities	5,154,008	5,589,917
Non Current Liabilities
Long term debt, net of current portion	5,174,172	4,645,039
Deposits payable	363,215	336,133
Notes payable to related parties	259,762	294,601
Other long term obligations, net	2,927,534	3,296,106
Total Non Current Liabilities	8,724,683	8,571,879
Total liabilities	13,878,691	14,161,796
Stockholders' Equity
Preferred stock, $100 par value, 50,000 shares authorized 11,050 shares issued and outstanding in 2006 and 2005	1,105,000	1,105,000
Common stock, $.02 par value, 20,000,000 shares authorized , 9,538,055 and 10,438,055 shares issued and outstanding in 2006 and 2005, respectively	190,761	208,761
Additional paid in capital	6,681,930	6,681,930
Retained deficit	(3,917,812)	(4,289,768)
Accumulated other comprehensive income (loss)	(289,951)	(256,409)
Total Stockholders' Equity	3,769,928	3,449,514
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	17,648,619	17,611,310

THE CASTLE GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME YEARS ENDING DECEMBER 31, 2006, 2005 & 2004

	2006	2005	2004
Revenues Revenue Attributed from Properties	17,314,971	16,941,492	14,516,715
Management & Service	3,430,441	3,619,437	3,254,826
Other Income	326,344	135,513	272,843
Total Revenues	21,071,756	20,696,442	18,044,384
Operating Expenses Property	16,022,752	16,064,961	13,952,465
Payroll & Office Expense	3,249,717	2,610,230	2,488,199
Administrative & General	535,576	438,269	375,872
Depreciation & amortization	195,977	228,677	103,677
Total Operating Expense	20,004,022	19,342,137	16,920,213
Operating Income	1,067,734	1,354,305	1,124,171
Interest Income	173,950	164,415	0
Interest Expense	(511,916)	(457,059)	(181,580)
Income before taxes	729,768	1,061,661	942,591
Income Taxes	357,812	446,107	318,564
Net Income	371,956	615,554	624,027
Other comprehensive income Foreign Currency Translation Adjustment	(33,542)	(22,932)	47,263
Total Comprehensive Income	338,414	592,622	671,290
EPS Basic	0.04	0.06	0.09
Diluted	0.03	0.06	0.09
Weighted Average Shares Basic	10,338,055	10,338,055	6,972,302
Diluted	10,756,388	10,756,388	7,340,635

THE CASTLE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDING DECEMBER 31, 2006, 2005 & 2004

	2006	2005	2004
Cash flows from Operating Activities Net Income	371,956	615,554	624,027
Depreciation	195,977	228,677	103,677
Amortization of Discount	209,342	224,128	0
Stock Issued for Services	(18,000)	2,000	70,200
Forgiveness of Debt	0	(128,233)	0
(Increase) Decrease in Accounts Receivable	(36,000)	(574,420)	703,950
Other Current Assets	33,517	(95,307)	(17,085)
Deposits and Other Assets	(426)	0	3,782
Restricted Cash	(24,968)	(336,133)	0
Deferred Taxes	357,813	446,107	318,564
Increase (Decrease) in Settlement Agreement	260,000	0	0
Accounts Payable & Accrued Expenses	(707,212)	598,530	(1,688,897)
Net Change From Operating Activities	641,999	980,903	118,218
Cash Flows from Investing Activities Purchase of Assets	(143,248)	(34,472)	(18,768)
Proceeds from Notes Receivable	0	49,953	12,000
Net Change from Investing Activities	(143,248)	15,481	(6,768)
Cash Flows from Financing Activities Proceeds from Notes	600,000	0	140,000
Payments on Notes	(1,047,167)	(343,536)	(74,761)
Net Change from Financing Activities	(447,167)	(343,536)	65,239
Effect of exchange rate on changes in cash	17,226	(14,836)	3,645
Net Change in Cash	68,810	638,012	180,334
Beginning Balance	1,031,492	393,480	213,146
Ending Balance	1,100,302	1,031,492	393,480
Significant Noncash Transactions Podium Purchase in exchange for Note	0	0	(7,467,385)
Supplementary Information Cash Paid for Interest	(102,452)	(29,870)	(37,500)
Cash Paid for Income Taxes	0	0	0

THE CASTLE GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

YEARS ENDING DECEMBER 31, 2006, 2005 & 2004

	Preferred Stock		Common Stock		Additional Paid	Retained	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income(Loss)	Total
Balance December 31, 2003	11,050	1,105,000	6,828,055	136,561	6,681,930	(5,529,349)	(280,740)	2,113,402
Net Income December 31, 2004						624,027		624,027
Foreign currency translation adjustment							47,263	47,263
Stock issued for compensation			3,510,000	70,200				70,200
Balance December 31, 2004	11,050	1,105,000	10,338,055	206,761	6,681,930	(4,905,322)	(233,477)	2,854,892
Net Income December 31, 2005						615,554		615,554
Foreign currency translation adjustment							(22,932)	(22,932)
Stock issued for compensation			100,000	2,000				2,000
Balance December 31, 2005	11,050	1,105,000	10,438,055	208,761	6,681,930	(4,289,768)	(256,409)	3,449,514
Net Income December 31, 2006						371,956		371,956
Voided Stock December 31, 2006 See Note 13			(900,000)	(18,000)				(18,000)
Foreign currency translation adjustment							(33,542)	(33,542)
Balance December 31, 2006	11,050	1,105,000	9,538,055	190,761	6,681,930	(3,917,812)	(289,951)	3,769,928

1.    Summary of Significant Accounting Policies

Organization

The Castle Group, Inc. was incorporated under the laws of the State of Utah on August 21, 1981. The Castle Group, Inc. operates in the hotel and resort management industry in the State of Hawaii, New Zealand, The Federated States of Micronesia, the Territory of Guam and the Commonwealth of Saipan under the trade name “Castle Resorts and Hotels.”

The accounting and reporting policies of The Castle Group, Inc. (the “Company”) conform with generally accepted accounting principles and practices within the hotel and resort management industry.

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

New Accounting Pronouncements

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This provides entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without being required to apply complex hedge accounting provisions.  FAS 159 is effective for fiscal years beginning after November 15, 2007, and the Company is currently evaluating the impact that FAS 159 will have on its financial position and results of operations once adopted.

In June 2006, the Financial Accounting Standards Board (FASB) ratified the consensus of Emerging Issues Task Force Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (EITF 06-3).  EITF 06-3 concluded that the presentation of taxes imposed on revenue-producing transactions (sales, use, value added, and excise taxes) on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy that should be disclosed.  When we adopt EITF 06-3 in the first quarter of 2007, we do not anticipate that it will have any impact on our results of operations or financial condition.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment, and is effective for fiscal years ending after November 15, 2006.  The adoption of SAB 108 had no impact on the Company’s financial statements in 2006.

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value, expands disclosures about fair value measurements, and is effective for fiscal years beginning after November 15, 2007.  Management is currently evaluating the impact this statement will have on our consolidated financial statements.

On July 13, 2006, the FASB issued FASB Interpretation 48 “Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No.109” (“FIN48”). FIN48 was issued to clarify the accounting for uncertain tax positions recognized in the financial statements by prescribing a recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. Castle is required to adopt FIN 48 as of January 1, 2007, and is in the process of evaluating the impact that FIN 48 will have on its financial statements.  Any necessary transition adjustment will not affect net income in the period of adoption and will be reported as a change in accounting principle in the consolidated financial statements.  The Company is currently evaluating the potential impact of this interpretation and cannot yet estimate such impact.

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”).  Commencing with the company’s Annual Report for the year ending December 31, 2007, the Company is required to include a report of management on the Company’s internal control over financial reporting.  The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for the Company; of management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of year end; of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting; and for the year ending December 31, 2008, that the Company’s independent accounting firm has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which report is also required to be filed as part of the Annual Report on Form 10-KSB.

In December 2004, the FASB issued FASB SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(r) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No.95, Statement of Cash Flows.  Generally, the approach in SFAS No. 123(r) is similar to the approach described in SFAS No. 123.  However, SFAS No. 123(r) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  Pro forma disclosure is no longer an alternative.  The new standard was effective for the Company beginning the first interim period after December 15, 2005.  As of December 31, 2006, Castle has no outstanding options or warrants, and therefore, no significant impact from this pronouncement is expected.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Restricted Cash

Castle holds funds on the behalf of the unit owners for one of the properties it manages. These funds are to be used only for the replacement and refurbishment of the furniture and equipment within the rooms owned by the unit owner.  As of December 31, 2006 & 2005, the Company had $363,215 and $336,133 of funds held for this purpose.  The Company records an offsetting liability as a deposit payable.

Property, Furniture, and Equipment

Property, furniture, and equipment are recorded at cost.  When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounting records, and any resulting gain or loss is reflected in the Consolidated Statement of Operations, for the period.  The cost of maintenance and repairs are charged to operations as incurred. Renewals and betterments are capitalized and depreciated over their estimated useful lives.

At December 31, 2006 and 2005, property, furniture, and equipment consisted of the following:

	2006	2005
Real estate - Podium (see Note 11)	$7,308,739	$7,096,218
Equipment and furnishings	1,173,237	991,304
Less accumulated depreciation	(1,061,250)	(825,366)
	$7,420,726	$7,262,156

Depreciation is computed using the declining balance and straight-line methods over the estimated useful life of the assets (Equipment and furnishings 5 to 7 years, Podium 50 years).  For the years ended December 31, 2006, 2005 and 2004, depreciation expense was $195,977, $228,677 and $103,677, respectively.

Intangibles

Under SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill related to our historical acquisitions are subject to annual review for impairment or upon the occurrence of certain events, and, if impaired, are written down to its fair value.  The Company has not recognized any impairment losses during the periods presented.

Long-Lived Assets

The Company periodically reviews the carrying amount of its long-lived assets for impairment. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is considered not recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow.  The Company has not recognized any impairment losses during the periods presented.

Revenue Recognition

The Company recognizes revenue from the management of resort properties according to terms of its various management contracts.  The Company has two basic types of agreements.  Under a “Gross Contract” the Company records income “Revenue Attributed from Properties” which is based on a percentage of the gross rental proceeds ranging from 25% to 100% of the total amount received from the rental of hotel or condominium units.  Under the Gross Contract, the Company is responsible for all of the operating expenses for the hotel or condominium unit.  Under a “Net Contract”, the Company receives a management fee that is based on a percentage of the gross rental proceeds received from the rental of hotel or condominium units. Under the Net Contract, the owner of the hotel or condominium unit is responsible for all of the operating expenses of the rental program covering the owner’s unit.  Under the Net Contract, the Company also typically receives an incentive management fee, which is based on the net operating profit of the covered property, and these incentive management fees are recorded when earned based upon the terms and conditions of the management contracts.  Revenues received under the Gross Contract are recorded as Revenue Attributed from Properties, while revenues received under the Net contract are recorded as Management and Service Income.  Under both types of agreements, revenues are recognized after services have been rendered. A liability is recognized for any deposits received for which services have not yet been rendered.

Expense Recognition

Under a Gross Contract, the Company records the expenses of operating the rental program at the property covered by the agreement.  These expenses include housekeeping, food & beverage, maintenance, front desk, sales & marketing, advertising and all other operating costs at the property covered by the agreement.  Under a Net Contract, the Company does not record the operating expenses of the property covered by the agreement.  The basic difference between the Gross and Net contracts is that under a Gross Contract, all expenses, and therefore the covering of any operating loss, belong to and are the responsibility of the Company; under a Net Contract, the responsibility for covering expenses or any operating losses belong to and therefore remain with the owner of the property.  The operating expenses of properties managed under a Gross Contract are recorded as Property operating expenses.

Advertising, Sales and Marketing Expenses

The Company incurs sales and marketing expenses in conjunction with the production of promotional materials, trade shows, retainers for out-of-state sales agents, and related travel costs. In accordance with the AICPA’s Statement of Position No. 93-7 “Reporting on Advertising Costs”, the Company expenses advertising and marketing costs as incurred or as the advertising takes place.  For the years ended December 31, 2006, 2005 and 2004, total advertising expense was $1,371,032, $1,165,664 and $847,097, respectively.

Concentration of Credit Risks

The Company maintains its cash with several financial institutions in Hawaii.  Balances maintained with these institutions are occasionally in excess of federally, insured limits.  As of December 31, 2006 and 2005 the Company had balances of $714,949 and $608,389, respectively, in excess of federally insured, limits of $100,000 per financial institution.

Concentration in Market Area

The Company manages hotel properties in Hawaii, New Zealand and Micronesia, and is dependent on the visitor industries in these geographic areas.

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

Financial Instruments

The Company’s financial instruments, when valued using market interest rates, would not be materially different from the amounts presented in the consolidated financial statements.

Guarantees

The Company records a liability for the fair value of a guarantee on the date a guarantee is issued or modified. The offsetting entry depends on the circumstances in which the guarantee was issued. Funding under the guarantee reduces the recorded liability.  When no funding is forecasted, the liability is amortized into income on a straight-line basis over the remaining term of the guarantee.

Foreign Currency Translation

The U.S. dollar is the functional currency of our consolidated entities operating in the United States. The functional currency for our consolidated entities operating outside of the United States is generally the currency of the country in which the entity primarily generates and expends cash.  For consolidated entities whose functional currency is not the U.S. dollar, the Company translates their financial statements into U.S. dollars.  Assets and liabilities are translated at the exchange rate in effect as of the financial statement date, and results of operations are translated using the weighted average exchange rate for the period.  Translation adjustments from foreign exchange are included as a separate component of stockholders’ equity.

Accounts Receivable

The Company records an account receivable for revenue earned but net yet collected. If the Company determines any account to be uncollectible based on significant delinquency or other factors, it is immediately written off.  An allowance for bad debts has been provided based on estimated losses amounting to $217,064 and $193,481 as of December 31, 2006 and 2005, respectively.

Income Taxes

Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax basis of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial  statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled, as prescribed  in Statement of Financial  Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.”  As changes in tax laws or rate are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.  A valuation allowance is recognized if it is more likely than not that some portion or the entire deferred tax asset will not be realized.  Deferred income tax asset and liability balances are netted, as applicable, when they represent deferred amounts within the same taxing jurisdiction.  Deferred tax assets are classified between current and non-current according to the estimated periods in which the deferred tax assets are expected to be realized.

Basic and Diluted Earnings per Share

Basic earnings per share of common stock were computed by dividing income available to common stockholders, by the weighted average number of common shares outstanding.  Diluted earnings per share were computed using the “treasury stock method” under SFAS No. 128 “Earnings per Share.”

2. Related Party Transactions

Hanalei Bay International Investors (“HBII”)

The Chairman and CEO of the Company is the managing General Partner of HBII.  In March 1999, HBII consummated the sale of its interest in Hanalei Bay Resort to an unrelated third party.  The cash proceeds received by HBII on the closing of the sale were not sufficient to satisfy all claims of HBII's creditors, including the Company, and the Company accepted a note receivable, in the amount of $4,420,003 as settlement for its account receivable balance of $1,105,001 at the time of the sale.  The excess amount ($3.3M) over the receivable balance was accounted for as a shareholder contribution. Under the terms and conditions of the agreement to sell Hanalei Bay Resort, HBII is entitled to receive a percentage of the future cash flows from the resort’s hotel operations and the sale of certain time-share units.  The Company has received projections from the current owner of Hanalei Bay Resort and based on those projections the Company has determined, although no guaranty can be given, that it shall receive full payment of the note receivable in the future.

As part of the Company’s purchase of real estate in New Zealand (see Note 11), an assignment of $3,017,999 of the total note receivable from HBII was made to the seller of the real estate, with the Company remaining as guarantor should the note receivable not be collected before December 31, 2009.

During 2004, the Company also assigned another portion of the HBII receivable as a repayment of outstanding debt, amounting to $601,693.  The note was subsequently refinanced through a bank and paid by the Company during the year ended December 31, 2006.  The Company assigned $600,000 as security to the bank.

Based on these assignments, the entire receivable from HBII, net of discounts has been recorded on the books of the Company at $4,269,151 and $4,096,106 as of December 31, 2006 and 2005, respectively.  See Note 4 for disclosures regarding the guarantor obligations relating to these assignments.

During 2006, the current owner of Hanalei Bay Resort notified HBII that it was disputing the number of condominium units upon which the future cash flows are based, and on July 27, 2006, HBII filed a lawsuit against the current owner of Hanalei Bay Resort to determine the unit counts that the cash flows should be based upon.

Subsequent to the date of this report, HBII and the current owner of Hanalei Bay Resort have entered into direct negotiations related to the settlement of this dispute.  HBII believes that it will prevail in recovering the majority of their disputed amounts in this matter, which is expected to be in excess of the amounts receivable by the Company; however, no guaranty can be given that HBII will prevail.

Loan Fees

In 2006, the Company secured $600,000 financing from a bank (see note 6 to the financial statements) and the CEO of the Company acted as guarantor.  As consideration for the guaranty, the Company pays a quarterly guaranty fee of 2% per annum to the CEO of the Company. During 2006, no fees were paid under this agreement, as the loan was consummated in late December of 2006.

Related Party Loans

During 2002, the Company’s CEO advanced $117,316 to the Company for general working capital. The note bears interest at 10% and is due on or before 1/1/09.

During 2004, the Company’s CEO advanced $125,000 to the Company for general working capital. The note calls for monthly payments of $2,544, including interest at prime plus 2.5%, with the remaining principle balance due on 4/26/09.

During 2004, a director of the Company advanced $125,000 to the Company for general working capital.  The note calls for monthly payments of $520.83, plus interest on the unpaid balance at 10%. The unpaid principle balance is due on 1/1/09.

3.    Notes Receivable

Notes receivable consist of the following:

	2006	2005
Note receivable from Hanalei Bay International Investors, secured by a direct assignment of Hanalei Bay International Investors right to receive future proceeds from its “Purchase and Participation Agreement” (Assigned - see Note 2)	$4,269,151	$4,096,106
Note Receivable, Non-current	$4,269,151	$4,096,106

4. Commitments and Contingencies

Leases

The Company leases two office spaces expiring March 1, 2008 and October 31, 2008 and for the years ended December 31, 2006, 2005 and 2004, the Company paid $269,247, $172,220 and $139,237, respectively, in lease expense for these leases.

As of December 31, 2006, the future minimum rental commitment under these leases was $286,218. As part of our NZ Castle Resorts and Hotels operations, the Company leases approximately 250 investment units, which are leased to and managed by the Company.  Total lease expense for this lease for the year ending December 31, 2006, 2005 and 2004 was $2,219,493, $2,291,368 and $2,102,392, respectively.

As of December 31, 2006, the future lease commitments are as follows:

Year	Amount
2007	$2,384,274
2008	2,322,196
2009	2,210,126
2010	1,176,701
Total	$8,093,297

The purchase of Mocles Holdings Limited (see Note 11) includes a requirement for monthly payments of the greater of $14,100 or Surplus Profits, as defined at Note 11.  Using the monthly rate of $14,100, total annual payments will be approximately $169,200 per year, beginning in 2007.  The Company has not yet determined whether the Surplus Profits will be greater than $14,100 per month.  The approximate term is 4 years.

Guarantee

As part of the Company’s purchase of real estate in New Zealand (see Note 11), an assignment of $3,017,999 of the total note receivable from HBII was made to the seller of the real estate, with the Company remaining as guarantor should the note receivable not be collected before December 31, 2009.

During 2004, the Company also assigned another portion of the HBII receivable as a repayment of outstanding debt, amounting to $601,693.  The debt was subsequently refinanced through a bank and paid by the Company during the year ended December 31, 2006.  The Company assigned $600,000 as security to the bank.

The Company has recognized a guarantor liability for these assignments, amounting to $2,927,534 net of discounts of $150,541 as of December 31, 2006 and $3,296,106 net of discounts of $323,586 as of December 31, 2005, which represents the present fair value of the obligation undertaken in becoming a guarantor of the payment of the assigned receivables.  This obligation’s term is estimated to expire on or before December 31, 2009.

Management Contracts

The Company manages several hotels and resorts under management agreements expiring at various dates.  Several of these management agreements contain automatic extensions for periods of 1 to 10 years.

In addition, the Company has sales, marketing and reservations agreements with other hotels and resorts expiring at various dates through December 2007.  Several of these agreements contain automatic extensions for periods of one month to three years.  Fees received are based on revenues, net available cash flows or commissions as defined in the respective agreements.

5.  Employee Benefits

The Company has a 401(k) Profit Sharing Plan (the “Plan”) available for its employees.  Under the terms of the Plan, the Company may match 50% of the compensation reduction of the participants in the Plan up to 1% of compensation.  Matching contributions for the years ended December 31, 2006, 2005 and 2004 were $11,619, $16,201 and $6,730, respectively.  Any employee with one-year service and 1,000 credit hours of service, who is at least twenty-one years old, is eligible to participate.  For the years ended December 31, 2006, 2005 and 2004, the Company made no profit contributions.

The Company also has a Flexible Benefits Plan (the “Benefits Plan”).  The participants in the Benefits Plan are allowed to make pre-tax premium elections which are intended to be excluded from income as provided by Section 125 of the Internal Revenue Code of 1986.  To be eligible, an employee must have been employed for 90 days.  The benefits include group medical insurance, vision care insurance, disability insurance, cancer insurance, group dental coverage, group term life insurance and accident insurance.

6.  Notes Payable

Notes payable consisted of the following:

	2006	2005
Note dated 4/26/04 to the Company’s CEO with interest at prime Plus 2.5%, with monthly payments of $2,544 balance due on 4/26/09,unsecured	$65,842	$89,271

Note dated 6/6/04 to a director, with interest at the rate of 8%, Monthly payments of interest plus $520.83, balance due 1/1/09, unsecured	108,854	115,104

Note dated 6/16/04 to unrelated party with interest at the rate of 15% due on 1/1/09 with monthly payments of NZ$3,225 (US$2,274), unsecured	181,890	176,601

Note dated 7/31/95 to former stockholders, due 8/31/98 with interest at 6%, unsecured. No formal demand has been made on the Company.	12,000	12,000

Note dated 12/31/02 from the Company’s CEO, with interest at 10% due on or before 1/1/09, unsecured	117,316	117,316

Note dated 4/15/05 to an unrelated party, non-interest bearing with monthly payments of $10,000, due 12/31/06, unsecured	-	120,000

Note dated 12/31/04, payable in New Zealand, net of

discount of $1.2 million and $1.1 million, as of 2006

and 2005, respectively, with a face value of $8.6 million

and which is secured by a general security agreement

including an assignment of $3.1 million, net of discounts

of $151,000 in 2006 and $324,000 in 2005, of the note

receivable due from HBII.  The Company acts as a

guarantor for the payment of the assigned receivable,

and therefore, the obligation undertaken as a guarantor

is included in this amount. The guarantor obligation is

referred to as “Other long term obligations” on the Balance

Sheet (See Note 4).  The effective interest rate is 5.25%

per annum.  The maturity date is December 31, 2009.

	7,368,410	7,506,309

Note dated 12/31/04 payable to unrelated party, with interest at 10% due 3/01/12 with monthly payments of $2,975 beginning on 1/1/07, unsecured	140,000	140,000

Note dated 12/14/06 payable to a bank, with interest at prime plus 1.25%, secured by up to $600,000 of the note receivable from Hanalei Bay Resort and personally guaranteed by the CEO of the Company. Balance is due 12/8/08	600,000	-

Note payable to former developer of a hotel located in Guam, Which resulted from a settlement agreement reached between the Company and the developer. The note is non-interest bearing and is due on or before January 18, 2008 (See note 13).	500,000	240,000

Note dated 12/31/04 payable to unrelated party, secured by up to $800,000 of the note receivable from Hanalei Bay Resort (see note 3) with interest at 8%, balance is due on 1/1/08	447,121	642,769
Subtotal	$9,541,433	$9,159,370
Less Current Portion	1,179,965	923,624
Notes payable, non-current	$8,361,468	$8,235,746

The five year payout schedule for notes payable is as follows:

Year	Amount
2007	$1,179,965
2008	1,014,772
2009	7,282,254
2010	30,634
2011	33,808
2012	0
Total	$9,541,433

As of December 31, 2006, the Company also had available two lines of credit with a bank as follows:

A $250,000 revolving credit agreement, secured by the Company’s property, contracts and equipment, with interest at the bank’s base rate plus 1%.  The revolving credit agreement expires on December 11, 2007.  Draws against the revolving credit agreement are due within 180 days. The Company made no draws against the revolving credit agreement.

A $150,000 equipment line of credit, secured by the equipment for which the line is used, with interest at the bank’s prevailing interest rate at the time of purchase.  Repayment would be on a monthly basis including principal and interest.  The equipment line of credit expires on December 11, 2007.  The Company made no purchases or borrowings using the equipment line of credit.

7.  Redeemable Preferred Stock

In 1999 and 2000, the Company issued a total of 11,050 shares of $100 par value redeemable preferred stock to various entities.  Dividends are cumulative from the date of original issue and are payable semi-annually, when, and if declared by the board of directors beginning July 15, 1999 at a rate of $7.50 per annum per share.  During the fiscal year ended July 31, 2000, the Company paid dividends to holders of record as of July 15, 2000 in the amount of $16,715.  At December 31, 2006, undeclared and unpaid dividends on these shares were $601,213 or $54.41 per share.  These dividends are not accrued as a liability, as no declaration has occurred.  The shares are nonvoting, and are convertible into the Company’s common stock at an exercise price of $3 per share.  As of January 15, 2001, the redeemable preferred stock is redeemable at the option of the Company at a redemption price of $100 per share plus accrued and unpaid dividends.

8.  Common Stock

During the year ended December 31, 2005, the Company issued 100,000 shares of restricted common stock as compensation to an unrelated party for services that had been rendered. During the year ended December 31, 2004, the Company issued 3,510,000 shares of restricted common stock to employees, directors and consultants for past services rendered and for entering into Employment Contracts.  The shares in each year were valued $.02 per share.  These values approximated the fair value of the services that were rendered and the value of having these persons enter into employment contracts, as well as the fair value of the shares on the issuance date, given the stock’s trading range over the six months prior to issuance.

During 2006, the Company voided 900,000 shares of stock.  The shares were issued as part of a compromise agreement reached in 2001 with the developer of a hotel that the Company previously leased.  As a result of a final settlement agreement occurring in 2007, between the Company and the hotel developer, the compromise agreement signed in 2001 was voided, and therefore, the Company voided the 900,00 shares that were previously issued (See note 13).

Common Stock Options and Warrants

As of December 31, 2006 and 2005, there were no outstanding common stock options or warrants.

9.  Income Taxes

The provision for income taxes consists of the following:

	2006	2005	2004
Deferred
Federal	$ 306,496	$ 375,437	$ 268,098
State	51,316	70,670	50,466
Foreign	-	-	-
Total deferred provision	$ 357,812	$ 446,107	$ 318,564

At December 31, 2006, the Company had a net operating loss carryforward, which expires on various dates through 2022.  The following information describes the tax effects of the carryforward and the associated valuation allowance.

2005	Balance	Tax %	Tax
Federal loss carryforward	$ 4,821,531	34.0%	$ 1,639,362
State loss carryforward	4,821,531	6.4%	308,578
Foreign loss carryforward	766,181	33.0%	252,840
Valuation allowance			(252,840)
Deferred Tax Asset			$ 1,947,940

2006	Balance	Tax %	Balance
Federal loss carryforward	$ 3,935,958	34.0%	$ 1,338,226
State loss carryforward	3,935,958	6.4%	251,901
Foreign loss carryforward	958,439	33.0%	316,285
Valuation allowance			(316,285)
Deferred Tax Asset			$ 1,590,127

The Company expects to utilize $320,000 of the loss carryforward for the year ended December 31, 2007, and has therefore classified the deferred tax asset associated with the loss carryforward as a current asset on the Company’s consolidated balance sheet.

The valuation allowance increased by $63,445 to $316,285 during the period from 2005 to 2006.

Income tax expense differs from amounts computed by applying the statutory Federal rate to pretax income as follows:

	2006	2005	2004
Expected US Income Tax (Benefit) on Consolidated Income before Tax	$ 248,121	$ 360,964	$ 320,481
Effects of:
Expected State Income Tax (Benefit) on Consolidated Income before Tax	46,705	67,946	60,326
Change in valuation allowance	63,445	14,047	(50,842)
Other	(459)	3,150	(11,401)
Effective Tax Provision (Benefit)	$ 357,812	$ 446,107	$ 318,564

10. Litigation

There are various claims and lawsuits pending against the Company involving complaints, which are normal and reasonably foreseeable in light of the nature of the Company’s business.  The ultimate liability of the Company, if any, cannot be determined at this time.  Based upon consultation with counsel, management does not expect that the aggregate liability, if any, resulting from these proceedings would have a material effect on the Company’s consolidated financial position, results of operations or liquidity (See note 13).

11. Purchase of Mocles Holdings Limited

On December 24, 2004, the Company, through its wholly owned subsidiary NZ Castle Resorts and Hotels Limited, entered into an agreement to purchase all of the shares of Mocles Holdings Limited(“Mocles”), a New Zealand Corporation.  Following are the significant provisions of this agreement (with modifications according to a “Deed of Variation” dated April 15, 2005):

• Mocles owns the Podium levels (“Podium”) of the Spencer on Byron Hotel in Auckland, New Zealand.  The Podium represents approximately the first two floors of the Spencer on Byron Hotel.

• The purchase price for Mocles was $7,455,213 (NZ$10,367,048), net of imputed interest $1,164,699 (NZ$1,632,952).  The face value of the purchase price was $8,619,912 (NZ$12,000,000).

• The purchase price is to be paid as follows:

1. Partial assignment of the Company’s receivables from Hanalei Bay International Investors (“HBII”) in the amount of US$3,017,999.  In the event that this amount is not realized from HBII, the Company is obligated to make up the difference by December 31, 2009.

2. Monthly payments of the greater of NZ$20,000 (US$14,100), or Surplus Profits defined as 50% of net profits calculated in accordance with New Zealand’s Generally Accepted Accounting Principles or International Reporting Standards.

3. The remaining balance is due December 31, 2009.  However, if the Company is current with its other obligations as set forth herein, and has paid not less than $7,183,260 toward the purchase price, an up to 18 month extension is available.

• At the time of purchase, Mocles had additional debts, namely:

1. Bank Mortgage – There is $2,273,502 payable to a bank which is secured by the Podium.  The liability to the bank must be refinanced, paid in full, or renegotiated to the extent that the current guarantors are released from all obligations associated therewith, by December 31, 2009.

2. Advances from parties heretofore related to Mocles in the amount of $1,509,768.  The entire amount is due and payable by December 31, 2009.  There is no interest associated with this liability.

• The purchase price is deemed to be satisfied in part by NZ Castle procuring repayment of Mocles additional debts.  After NZ Castle has procured repayment of the additional debts by or on behalf of Mocles, the total payable to the seller of the Mocles shares under 1 and 2 above is $4,836,642.

• Mocles shares are being held legally by the seller of such shares until such time as all obligations associated with this transaction are satisfied.

• An amount equal to the interest payable by Mocles to the bank is to be paid annually into Mocles by the Company as rental for the Podium.

• A replacement fund is to be established from 50% of the net profits from the operation of the Podium, until such time as there is NZ$175,000 (US$119,788) regularly available for the replacement of furniture, fixtures and equipment installed in the Podium.  The fund must be expended and cannot be accumulated.

12. Business Segments

As stated in Note 1, the Company has two basic types of hotel management agreements:  Gross Contracts and Net Contracts.  As described in Note 1, the revenues and expenses are disclosed separately on the statements of operations for each type of agreement.  The assets included in the consolidated financial statements only consist of assets owned in relation to the Gross Contract agreements and other assets used for general corporate purposes.  The financial statements do not include any assets  managed under the Net Contract agreements, since the Company does not have the same level of responsibility that it has under Gross Contracts.

The consolidated financial statements include the following related to international operations (which are predominately in New Zealand and related to Gross Contract agreements):  Revenues of $8,494,364 in 2006, $8,972,782 in 2005 and $7,752,838 in 2004; results from operations of ($192,258) in 2006, $104,976 in 2005 and $304,322 in 2004; and fixed assets of $7,379,298 in 2006, $7,234,988 in 2005 and $7,837,496 in 2004.

13.  Subsequent Event

On June 7, 2007, the Company entered into a Settlement Agreement with the developer of a hotel that was previously leased by the Company between 1999 and 2001.  The Company and the developer previously entered into a Compromise Agreement in 2001 which called for the Company to make certain payments to the developer, and also to issue 900,000 shares of its restricted common stock to the developer.  In 2001, the Company recorded the issuance of 900,000 shares of common stock to the developer and recorded a note payable for $240,000, representing the balance of the payments due to the developer.  The Settlement Agreement reached in June 2007 voided the 2001 Compromise Agreement and therefore as of December 31, 2006, the Company voided the 900,000 shares that were previously issued.  Under the Terms of the Settlement Agreement, the Company is also required to pay $500,000 to the developer, in monthly installments commencing in June 2007, with the total amount to be paid on or before January 18, 2008.  As a result of the terms of the Settlement Agreement, the Company accrued for the $500,000 note payable to the developer by increasing the payable balance by $260,000 (previously recorded at $240,000) as of December 31, 2006.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Castle appointed Endo & Company as its independent public accountants in November, 2000; however, Endo & Company never performed audit or accounting services for Castle, and Castle’s relationship with Endo & Company ended soon thereafter.  See Castle’s 8-K Current Report dated November 16, 2000, that was filed with the Securities and Exchange Commission on December 11, 2000, and which is incorporated herein.

There were no disagreements between Castle and Endo & Company, whether resolved or not resolved, on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved, would have caused Endo & Company to make reference to the subject matter of the disagreement in connection with any reports of Castle.  Castle did not audit its financial statements for the year ended December 31, 2000, and ceased filing reports with the Securities and Exchange Commission shortly thereafter.

Endo & Company had replaced PricewaterhouseCoopers LLP, terminated on September 19, 2000, as Castle’s independent public accountants.  See Castle’s 8-K Current Report dated September 19, 2000, that was filed with the Securities and Exchange Commission on September 26, 2000, and which is incorporated herein by reference in Part III, Item 13.

The Board of Directors of Castle appointed its current audit and accounting firm of Mantyla McReynolds LLC in 2004, and this firm has been its primary accounting firm since then.  Castle did not engage an accounting firm to audit its financial reports or records during the yearly periods ended December 31, 2003, 2002 or 2001.

During the Castle’s two most recent fiscal years prior to this appointment, and since then, Castle has not consulted Mantyla McReynolds LLC regarding the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on Castle’s financial statements or any other financial presentation whatsoever.

ITEM 8A(T). CONTROLS AND PROCEDURES.

Management’s Annual Report on Internal Control over Financial Reporting

As of the end of the period covered by this Annual Report, Castle carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our Chief Executive Officer and Principal Accounting Officer, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic Securities and Exchange Commission reports. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our Chief Executive Officer and Principal Accounting Officer have concluded that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in Castle’s internal control over financial reporting identified in connection with the evaluation that occurred during Castle’s last fiscal quarter that have materially affected, or that are reasonably likely to materially affect, Castle’s internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

On June 7, 2007, Castle entered into a Settlement Agreement with the developer of a hotel that was previously leased by Castle between 1999 and 2001.  Castle and the developer previously entered into a Compromise Agreement in 2001, which called for Castle to make certain payments to the developer, and also to issue 900,000 shares of its restricted common stock to the developer.  In 2001, Castle recorded the issuance of 900,000 shares of common stock to the developer.  The Settlement Agreement reached in June 2007 rescinded the 2001 Compromise Agreement, and therefore as of December 31, 2006, Castle voided the 900,000 shares that were previously issued.  Castle agreed to pay $500,000 to the developer, in monthly installments commencing in June 2007, with all amounts to be paid on or before January 18, 2008.  As of August 20, 2007 Castle has paid $200,000, of this amount leaving a total of $300,000 remaining to be paid.

John Brogan joined Castle’s Board of Directors and Executive Committee in April, 2007.

Alan Mattson was appointed the Chief Operating Officer of Castle on May 2, 2007.

Howard Mendelsohn was appointed Chief Financial Officer of Castle on July 1, 2007

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth certain information concerning the directors and executive officers of Castle as of December 31, 2006.  Except as otherwise stated below, the directors will serve until the next annual meeting of stockholders or until their successors are elected or appointed, and the executive officers will serve until their successors are appointed by the Board of Directors.

Name	Age	Position
Rick Wall	64	Chief Executive Officer, Director and Chairman of the Board
Alan R. Mattson	51	Chief Operating Officer and Director, President of Castle Resorts & Hotels, Inc.
Motoko Takahashi	63	Director
Jerry Ruthruff	60	Secretary and Director
Stanley Mukai	74	Director
Eduardo A. Calvo Jr.	51	Director
Roy Tokujo	66	Director
Michael Irish	54	Director
Tony Vericella	54	Director
Rick Humphreys	64	Director
John Brogan	74	Director
Michael S. Nitta	48	CFO-Castle Resorts and Hotels
K. Roger Moses	65	Chairman of the Board, and Director, (CRH New Zealand)
Howard S. Mendelsohn	49	Chief Financial Officer

Rick Wall.  Mr. Wall was appointed Castle’s Chief Executive Officer and Chairman of the Board in 1993.  Mr. Wall is the founder of Castle, and continues to serve on the board of directors, and the executive committee of the Hawaii Visitors and Convention Bureau.

Alan R. Mattson.  Mr. Mattson has over 25 years of experience in marketing and sales in the tourism industry.  Mr. Mattson joined Castle in September of 1999, and was formerly vice president of sales and marketing for Dollar Rent a Car, responsible for all sales and marketing efforts for Hawaii, Asia and the Pacific.  Prior to Dollar Rent a Car, Mr. Mattson was director of marketing for Avis Car Rental, operating out of the Avis worldwide headquarters in New York. Mr. Mattson also has seven years of sales and marketing experience with Hilton Hotels Corporation, performing in a variety of senior level sales and marketing positions in Hawaii and the domestic United States.  Mr. Mattson was appointed the President of Castle’s principal subsidiary, Castle Resorts & Hotels, Inc. on July 27, 2005 and the Chief Operating Officer of Castle on June 12, 2007.

Motoko Takahashi.  Ms. Takahashi was appointed Secretary of Castle in August of 1994 and as director in March of 1995.  Ms. Takahashi had previously served as director for various Japanese investment companies in the United States.  She also holds the position as Vice President of N.K.C. Hawaii, Inc.  Ms. Takahashi was born and completed her education in Tokyo, Japan and has resided in the United States for more than 30 years, the past six being in Hawaii.

Jerry Ruthruff.  Mr. Ruthruff joined Castle in 2003 as general counsel.  He is a graduate of the University of Washington and earned his law degree from Harvard Law School in 1972.  Mr. Ruthruff has been in private practice since 1972 focusing on commercial matters and is a former trustee of the State of Hawaii Employees Retirement System.

Stanley Mukai.  Mr. Mukai is a graduate of the Harvard Law School and a partner in the law firm of McCorriston Miho Miller Mukai located in Honolulu, Hawaii.  His expertise is in the area of taxation, and Mr. Mukai has held various positions such as Advisory Board Member, Hawaii Tax Institute; Trustee, Tax Foundation of Hawaii; Co-Chairman, Tax Subcommittee,

American Bar Association; Chairman, Tax Subcommittee on U.S. District and Portfolio Investment by Foreigners; and Chairman, Section of Taxation, Hawaii Bar Association.  He has been past Chairman of the Board of Regents of the University of Hawaii and a member of the Board of Governors of the East-West Center.  He is presently the Chairman of the Board of Waterhouse, Inc., a member of the Board of Directors of AIG Hawaii and a member of the Board of Governors of Iolani School.

Eduardo A. Calvo, Jr.  Mr. Calvo is a partner in the law firm of Calvo & Clark, LLC with offices in Guam, Saipan and San Francisco.  He is active in a variety of business operations in Guam and Saipan. Mr. Calvo focuses on handling cross-border matters principally with Japan and United States based companies and clients from Taiwan, Hong Kong and Korea.

Roy Tokujo.  Mr. Tokujo was elected to the board of directors in March 2000.  Mr. Tokujo has over 45 years of experience in the hotel, restaurant and entertainment business in Hawaii, and he is the President and CEO of Cove Enterprises and Cove Marketing.  Mr. Tokujo was a founding member of the Hawaii Tourism Authority and is managing partner of Ko Olina Activities, LLC and Ko Olina Marketing & Licensing, LLC.

Mike Irish.  Mr. Irish has been a successful businessman in Hawaii for over 30 years.  Mr. Irish began his career in hotel management, but moved to real estate and business acquisitions during the 1980s. He became part of the Hawaii food service industry with the purchase of Parks Brand Products in 1985, Halm’s Kim Chee in 1986, and Diamond Head Seafood in 1995 where he continues to serve as president.

Tony Vericella.  Mr. Vericella is the Managing Director of Island Partners Hawaii, a premier destination management company servicing the meeting and incentive travel needs of corporations and organizations, primarily from North America, Asia/Pacific and Europe.  He earned his Bachelor of Science degree in Biology and Chemistry from Purdue University, and achieved his MBA, in Marketing and Finance from UCLA.  Tony has 30 years of extensive leadership experience in all aspects of the travel and tourism industry.  His career in Hawaii began with Hawaiian Airlines and evolved to American Express Travel Related Services, Budget Rent a Car-Asia/Pacific and Hawaii Visitors and Convention bureau.  He has served on, or is currently on, the boards of several business and community organizations as well as independent educational institutions.

Rick Humphreys.  Mr. Humphreys has more than 40 years of financial management expertise and is the former president of First Federal Savings & loan in Hawaii and past chairman of Bank of America’s Hawaii subsidiary.  He is currently president of Hawaii Receivables Management, LLC, and serves as a trustee of Menlo College and the State of Hawaii Employees Retirement System.  He is also a board member of the Bishop Museum, Pantheon Corporation, and the Cancer Research Center of Hawaii.

John Brogan.   A well-respected and recognized leader in the hotel industry, Mr. Brogan’s last position before retirement was president of Starwood Hotels and Resorts - Hawaii.  Previously he chaired various boards, including Hawaii Visitors & Convention Bureau, Hawaii Hotel Association, American Heart Association-Hawaii, Blood Bank of Hawaii, Waikiki Improvement Association and Chaminade University.

Michael S. Nitta.  Mr. Nitta joined Castle in November, 1993 following its acquisition of KRI, Inc. Prior to joining Castle, Mr. Nitta served as secretary and treasurer of KRI, and was instrumental in the formation of KRI Inc. and the acquisition of Hawaiian Pacific Resorts in 1987, from its former founders. Prior to the formation of KRI, Inc., Mr. Nitta served as secretary and treasurer of Hawaiian Pacific Resort Hotels Inc. from 1982.  He is a graduate of the University of Hawaii and holds a Masters of Accounting Degree.

K. Roger Moses.  Mr. Moses has been an entrepreneur for nearly 40 years.  He set up Australasia’s first independent financial planning practice in 1972, and has played a leading role in the development of that industry in New Zealand while developing numerous other investment activities.  He currently serves as principal director for several organizations in New Zealand including VTL Group, Nathan Finance, Prevu Corporation, Grafton Investments Westgage, and Triceps Properties.  Mr. Moses has also co-authored five top selling investment books with leading Australian financial commentator Noel Whittaker.  Mr.  Moses resides in New Zealand.

Howard Mendelsohn, Chief Financial Officer, The Castle Group.  Mr. Mendelsohn joined Castle Resorts & Hotels as Chief Financial Officer in July 2007.  He has over 25 years of experience in finance, strategy and business development for large and rapidly growing companies in the travel and technology sectors.  He held the position of Vice President – Finance at Expedia Inc. and then led strategic and business development efforts for Expedia Corporate Travel before forming his own management consulting company, serving companies in Hawaii and on the mainland.

Significant Employees

None, not applicable.

Family Relationships

There are no family relationships between any Castle officers and directors.

Involvement in Certain Legal Proceedings

During the past five years, no director, person nominated to become a director, executive officer, promoter or control person of Castle:

(1) was a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

(2) was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

(4) was found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Compliance with Section 16(a) of the Securities Exchange Act.

Section 16 of the Securities Exchange Act of 1934 requires Castle’s directors and executive officers and persons who own more than 10% of a registered class of Castle’s equity securities to file with the Securities and Exchange Commission initial reports of beneficial ownership (Form 3) and reports of changes in beneficial ownership (Forms 4 and 5) of Castle’s common stock and other equity securities of Castle.  Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish Castle with copies of all Section 16(a) reports they file.

As of July 31, 2000, Castle ceased filing public reports and other documents which it was required to file with the Securities and Exchange Commission.  No officer, director or 10% shareholder of Castle sold any of Castle’s equity securities during the period from July 31, 2000, to the date hereof.  During that period from July 31, 2000, and continuing until September 1, 2007, no officer, director or 10% shareholder of Castle reported his or her acquisition of Castle common stock received in exchange of forgiveness of indebtedness and/or in exchange for services rendered.  Appropriate beneficial ownership forms will be filed at or about the same time as the filing of this Annual Report.

To Castle’s knowledge, as of the date hereof, all directors, officers and holders of more than 10% of Castle’s common stock, have filed all reports required of Section 16(a) of the Securities Exchange Act of 1934.

Code of Ethics

Castle has adopted a Code of Ethics that applies to all of its directors and executive officers serving in any capacity, including our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. See Part III, Item 13.

Nominating Committee

The Board of Directors has not established a Nominating and Corporate Governance Committee because Castle management believes that the Board of Directors is able to effectively manage the issues normally considered by a Nominating and Corporate Governance Committee.

Audit Committee

The Board of Directors has appointed Richard Humphreys, Stanley Mukai and Motoko Takahashi as the Audit Committee.  Mr. Humprheys, Mr. Mukai and Ms. Takahahi are independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

ITEM 10. EXECUTIVE COMPENSATION.

Executive Compensation

The following table shows for the fiscal years ended December 31, 2004, 2005 and 2006, the aggregate annual remuneration of all highly paid persons who are executive officers or directors of Castle:

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation ($) (h)	All Other Compensation ($) (i)	Total Earnings ($) (j)
Rick Wall CEO & Director	12/31/06 12/31/05 12/31/04	$201,250 $198,105 $167,990	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	$201,250 $198,105 $167,990
Alan Mattson COO & Director President CRH	12/31/06 12/31/05 12/31/04	$163,950 $141,325 $121,812	0 0	0 0	0 0	0 0	0 0	0 0	$163,950 $141,325 $121,812
Michael S. Nitta CFO-CRH	12/31/06 12/31/05 12/31/04	$114,464 $124,534 $90,661	0 0	0 0	0 0	0 0	0 0	0 0	$114,464 $124,534 $90,661

Outstanding Equity Awards

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

________________________________________________________________________

                Option Awards                      Stock Awards

________________________________________________________________________

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Vested Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
None	None	None	None	None	None	None	None	None	None

DIRECTOR COMPENSATION

       _____________________________________________________________________

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
None	None	None	None	None	None	None	None

Compensation of Directors

Non-employee Directors are paid $500 for each meeting of the Board which they attend. Members of the Executive Committee, Compensation Committee and Audit Committee are paid $250 for each meeting of the respective committees which they attend.  Castle does not presently have a stock option or similar compensation or incentive plan for members of the Board of Directors.

Employment Contracts

Castle has entered into a written employment contract with Alan Mattson effective as of January 1, 2006 and with Rick Wall effective as of January 1, 2004, which was subsequently amended on January 1, 2006, each of which is for the period ending December 31, 2010; each of these agreements are attached hereto.  See Part III, Item 13.

The company has also entered into a written employment agreement with Michael Nitta as of November 10, 1993 for a period of 5 years, renewable annually.  This agreement is incorporated herein by reference to Exhibit 6.5 to the Company’s Annual Report on Form 10KSB for the year ended July 31, 1994.

Long Term Incentive Plans

There were no options, awards, options or stock appreciation rights or long term incentive plan awards that were issued or granted to Castle’s management during the fiscal year ending December 31, 2006.

Castle has a 401(k) profit sharing plan generally available to all of its employees.  Under the terms of the plan, Castle is required to match 100% of the amounts contributed by participants through payroll deductions, up to a maximum of 1% of their compensation.  Any employee with one year of service who is at least 21 years of age is eligible to participate.

Stock Plans

There were no stock plans in effect by Castle as of December 31, 2006.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security Ownership of Certain Beneficial Owners

The following table sets forth the number of shares of Castle’s common stock beneficially owned as of December 31, 2006 by:  (i) each of the three highest paid persons who were officers and directors of Castle, (ii) all officers and directors of Castle as a Group, and (iii) each shareholder who owned more than 55% of Castle’s common stock, including those shares subject to outstanding options, warrants and other convertible items.  Amounts also reflect shares held both directly and indirectly by the persons named.

Name and Address	Beneficially Owned (1)	Shares % of Class (2)
Rick Wall 3 Waterfront Plaza, Suite 555 500 Ala Moana Boulevard Honolulu, HI 96813	2,667,441	27.9%
Motoko Takahashi 3 Waterfront Plaza, Suite 555 500 Ala Moana Boulevard Honolulu, HI 96813	1,138,900	11.9%
K. Roger Moses 3 Waterfront Plaza Suite 555 500 Ala Moana Boulevard Honolulu, HI 96813	372,500	4%
Roy Tokujo 1580 Makaloa St. Honolulu, HI 96814	380,000	4%
Jerry Ruthruff 700 Richards Street, Apt. 2709, Honolulu, HI 96813	300,000	3%
Stanley Mukai 500 Ala Moana Blvd 4th Floor Honolulu, HI 96813	165,000	2%
Michael S. Nitta 98-1722 Halakea St. Aiea, Hawaii 96701	159,200	2%
Alan R. Mattson 3 Waterfront Plaza, Suite 555 500 Ala Moana Boulevard Honolulu, HI 96813	101,000	1%
Directors and officers as a group (8 persons)	5,284,041	50.6%

(1)  Except as otherwise noted, Castle believes the persons named in the table have sole voting and investment power with respect to the shares of Castle’s common stock set forth opposite such persons names.  Amounts shown include the shares owned directly by the holder and shares held indirectly by family members of the holder or entities controlled by the holder.

(2)  Determined on the basis of 9,538,055 shares outstanding.

Changes in Control

There are no current or planned transactions that would or are expected to result in a change of control of Castle.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	None	None	None
Equity compensation plans not approved by security holders	None	None	None
Total	None	None	None

Options, Warrants and Rights

In 1999 and 2000, Castle issued 11,105 shares of Castle’s $100 par value redeemable Preferred Stock through a private placement for a gross consideration of $1,105,000.  The stock bears cumulative dividends at the rate of $7.50 per annum for each share of stock.  Upon certain tender offers to acquire substantially all of Castle’s common stock, the holders of the Redeemable Preferred Stock may require that the shares be redeemed at a redemption price of $100 per share plus accrued and unpaid dividends.  The shares are nonvoting and entitle the holder to convert each share of Preferred Stock into 33.33 shares of Castle’s common stock.  Dividends are cumulative from the date of original issue and are payable, semi-annually, when, and if, declared by the board of directors.  At December 31, 2006, undeclared and unpaid dividends on these shares were $601,213 or $54.41 per share.

Other than the preferred shares, there were no outstanding options, warrants or rights to purchase common stock held by any of the officers or directors of Castle or its principal shareholders as of December 31, 2006.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Transactions with Related Persons

Hanalei Bay International Investors, a Hawaii limited partnership (“HBII”), was formed through the efforts of HBII Management Inc., owned by Mr. Wall, Chairman of the Board, Chief

Executive Officer and a director of Castle.  When HBII acquired a majority of the condominiums in the Hanalei Bay Resort condominium project, HBII entered into a management contract with Castle Group Hawaii, and later with its successor, Castle.  In March of 1999, HBII sold its principal assets, which consisted of 88 condominium units in the Hanalei Bay Resort to Quintus (HBR), LLC.  Upon the closing of the sale, Castle received $468,000, which was repayment of a note receivable and accrued interest due from HBII.  The funds received by HBII upon the closing of the sale were insufficient to make full payment to Castle for its accounts receivable balance.  HBII assigned Castle a partial interest in HBII’s share of the net cash flow HBII was entitled to receive from Quintus’ sale of time share interests in the Hanalei Bay Resort project, as more fully discussed in Part I, Item 3, herein above.

During the year ending December 31, 2004, Castle canceled the shares formerly held by the former Co-Chairman of Castle and issued 3,510,000 shares of its restricted and unregistered common stock, to various individuals in connection with compensation for past and future services.  During the year ending December 31, 2004, Rick Wall, the Chairman and CEO of Castle received 1,900,000 shares in consideration of past services and as part of his employment agreement; Jerry Ruthruff received 300,000 shares in connection with an employment agreement; Roy Tokujo received 300,000 shares in consideration of past services; Motoko Takahashi received 200,000 shares in consideration of past services; Roger Moses received 350,000 shares in consideration of past services; and other officers and employees of Castle received 460,000 shares in consideration of past services.  During the year ending December 31, 2005, a former director of Castle was awarded 100,000 shares for past services.

Except for the transactions with HBII, the issuance of stock described above, and the employment agreements with Rick Wall and Alan Mattson, there were no transactions, proposed transactions or outstanding transactions to which Castle or any of its subsidiaries was or is to be a party, in which the amount involved exceeds $50,000 and in which any director or executive officer, or any shareholder who is known to Castle to own of record or beneficially more than 10% of Castle’s common stock, or any member of the immediate family of any of the foregoing persons, had a direct or indirect material interest.

Parents of the Issuer:

Not Applicable.

Transactions with Promoters and Control Persons

Except as indicated under the heading “Transactions with Related Persons” of this Item 12, above, there were no material transactions, or series of similar transactions, during Castle’s last five fiscal years, or any currently proposed transactions, or series of similar transactions, to which we or any of our subsidiaries was or is to be a party, in which the amount involved exceeded $120,000 and in which any promoter or founder of ours or any member of the immediate family of any of the foregoing persons, had an interest.

ITEM 13. EXHIBITS.

Exhibit Index

Exhibit No.	Title of Document	Location if other than attached hereto
3.1	Restated Articles of Incorporation	Part I, Item 1
3.2	Certificate of Designation	Part I, Item 1
3.3	By-Laws	Part I, Item 1
3.4	By-Law Amendment	Part I, Item 1
10.1	Settlement Agreement Manhattan Guam	Part I, Item 1, Part II, Item 7
10.2	Employment Agreement with Rick Wall, as amended	Part III, Item 10
10.3	Employment Agreement with Alan Mattson	Part III, Item 10
14	Code of Ethics	Part III, Item 10
21	Subsidiaries of the Company
31.1	302 Certification of Rick Wall
31.2	302 Certification of Howard S. Mendelsohn
32	906 Certification
99.1	8-K Current Report dated September 19, 2000*	Part II, Item 8
99.2	8-K Current Report dated November 16, 2000*	Part II, Item 8

*          Incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2006, 2005, and 2004:

Fee Category	2006	2005	2004
Audit Fees	$83,468	$51,018	$24,599
Audit-related Fees	0	0	0
Tax Fees	5,960	0	0
All Other Fees	3,372	431	530
Total Fees	$92,800	$51,449	$25,529

AUDIT FEES

The aggregate fees billed by Castle’s auditors for professional services rendered in connection with the audit of Castle’s annual consolidated financial statements for 2006, 2005 and 2004 and reviews of the interim consolidated financial statements for 2006, 2005 and 2004 were $83,468, $51,018, and $24,599 respectively.

AUDIT-RELATED FEES

The aggregate fees billed by Castle’s auditors for any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of Castle’s financial statements and are not reported under “Audit Fees” above for 2006, 2005 and 2004 were $0 for all years.

TAX FEES

The aggregate fees billed by Castle’s auditors for professional services for tax compliance, tax advice, and tax planning for 2006, 2005 and 2004 were $5,960, $0 and $0, respectively.

ALL OTHER FEES

The aggregate fees billed by Castle’s auditors for all other non-audit services rendered to Castle, such as attending meetings and other miscellaneous financial consulting, for 2006, 2005 and 2004 were $3,372, $431, and $530 respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                               THE CASTLE GROUP, INC.

Date: September  17, 2007                                                    By  /s/ Rick Wall

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

/s/ Rick Wall                           Date:                                        /s/ Jerry Ruthruff        Date:_______

Rick Wall                                                                                Jerry Ruthruff

Chief Executive Officer and                                                   Secretary

Chairman of the Board                                                           and Director

/s/ Howard S. Mendelsohn     Date:                                        /s/ Alan R. Mattson     Date:_______

Howard S. Mendelsohn                                                          Alan R. Mattson

Chief Financial Officer                                                           Director, and Chief Operating

                                                                                                Officer, President, Castle Resorts &

                                                                                                Hotels, Inc.

/s/ Motoko Takahashi             Date:                                        /s/ Stanley Mukai        Date:

Motoko Takahashi                                                                  Stanley Mukai

Director                                                                                   Director

/s/ Rick Humphreys                Date:                                        /s/ Eduardo A. Calvo, Jr.   Date:

Rick Humphreys                                                                     Eduardo A. Calvo, Jr.

Director                                                                                   Director

/s/ Tony Vericella                   Date:                                        /s/ Roy Tokujo            Date:

Tony Vericella                                                                        Roy Tokujo

Director                                                                                   Director

/s/ Michael S. Nitta                 Date:                                        /s/John Brogan          Date               Michael S. Nitta                                                                      John Brogan

Principal Accounting Officer                                                  Director

/s/Mike Irish                            Date

Mike Irish

Director