Form 10QSB
period 2007-03-31
CASTLE GROUP INC
filed 2007-09-19
CIK 918543

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-QSB

______________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

THE CASTLE GROUP, INC.
CONSOLIDATED BALANCE SHEET
March 31, 2007

ASSETS	March 31, 2007
Current Assets
Cash and cash equivalents	1,166,650
Accounts receivable, net of allowance for bad debts	3,035,127
Prepaids and other current assets	244,668
Total Current Assets	4,446,445
Property Plant & Equipment, net	7,475,847
Goodwill	54,726
Deposits	28,070
Restricted Cash	292,560
Deferred Tax Asset	1,575,858
Note Receivable - related party, net	4,306,068

TOTAL ASSETS	18,179,574

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	2,784,653
Deposits payable	483,573
Current portion of long term debt	1,257,100
Current portion of long term debt to related parties	33,000
Accrued salaries and wages	966,065
Accrued taxes	82,635
Accrued interest	53,429
Other current liabilities	144,403
Total Current Liabilities	5,804,858
Non Current Liabilities
Long term debt, net of current portion	5,162,529
Notes payable to related parties	134,468
Deposits payable	292,560
Other long term obligations, net	2,964,451
Total Non Current Liabilities	8,554,008
Total Liabilities	14,358,866
Stockholders' Equity
Preferred stock, $100 par value, 50,000 shares authorized, 11,050 shares issued and outstanding	1,105,000
Common stock, $.02 par value, 20,000,000 shares authorized, 9,538,055 shares issued and outstanding	190,761
Additional paid in capital	6,681,930
Retained deficit	-3,898,111
Accumulated other comprehensive income (loss)	-258,872
Total Stockholders' Equity	3,820,708

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	18,179,574

The accompanying notes are an integral part of these consolidated financial statements

THE CASTLE GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE NCOME

THREE MONTHS ENDED MARCH 31, 2007 & 2006

	THREE MONTHS ENDED MARCH 31,
	2007	2006
Revenues
Revenue Attributed from Properties	4,571,964	4,267,274
Management & Service	847,515	863,596
Other Income	75,340	108,053
Total Revenues	5,494,819	5,238,923

Operating Expenses
Property Expenses	4,166,332	3,916,405
Payroll & Office Expense	910,786	739,907
Administrative & General	231,365	102,462
Depreciation & amortization	56,188	49,644
Total Operating Expense	5,364,671	4,808,418
Income from Operations	130,148	430,505
Interest Income	36,916	42,435
Interest Expense	-133,093	-125,677
Income Before Taxes	33,971	347,263
Income Tax Expense	14,269	149,745
Net Income (Loss)	19,702	197,518

Other comprehensive Income
Foreign Currency Translation Adjustment	31,080	68,880
Total Comprehensive Income	50,782	266,398

EPS
Basic	0.00	0.02
Diluted	0.00	0.02
Weighted Average Shares
Basic	9,538,055	10,438,055
Diluted	9,906,388	10,806,388

The accompanying notes are an integral part of these consolidated financial statements

THE CASTLE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2007 & 2006

	2007	2006

Cash flows from Operating Activities
Net Income	19,702	197,518
Depreciation	56,185	49,671
Amortization of Discount	56,482	53,363
(Increase) Decrease in
Accounts Receivable	-523,128	-433,733
Other Current Assets	29,817	73,801
Deposits and Other Assets	0	-12,369
Restricted Cash	73,408	0
Deferred Taxes	14,269	149,745
Increase (Decrease) in
Accounts Payable & Accrued Expenses	499,635	12,979
Cash Flows From Operating Activities	226,370	90,975

Cash Flows from Investing Activities
Purchase of Assets	-17,023	-12,350
Cash Flows from Investing Activities	-17,023	-12,350

Cash Flows from Financing Activities
Payments on Notes	-143,341	-193,423
Cash Flows from Financing Activities	-143,341	-193,423

Effect of exchange rate on changes in cash	342	-47

Net Change in Cash	66,348	-114,845
Beginning Balance	1,100,302	1,031,492
Ending Balance	1,166,650	916,647

Supplementary Information
Cash Paid for Interest	35,204	18,970
Cash Paid for Income Taxes	0	0

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

Note 1  Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  In the opinion of management, the accompanying interim financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation.  The results of operations for the three-month period ended March 31, 2007, are not necessarily indicative of the results for a full-year period. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in Castle’s annual audited financial statements for the year ended December 31, 2006.

Note 2 New Accounting Pronouncements

During the first quarter of 2007, Castle adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which supplements SFAS No. 109, “Accounting for Income Taxes”, by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. FIN 48 requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date.  The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position.  If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the tax position are to be recognized.  Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit.  With the adoption of FIN 48, companies are required to adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained.  Any necessary adjustment would be recorded directly to retained earnings and reported as a change in accounting principle.  No material adjustments were necessary upon adoption of this standard.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (SFAS No. 157), which provides a definition of fair value, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The provisions of SFAS No. 157 are to be applied prospectively.  Management is currently assessing the potential impact of the standard on Castle’s financial condition and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS No. 115” (SFAS No. 159), which permits an entity to measure certain financial assets and financial liabilities at fair value that are not currently required to be measured at fair value.  Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date.  The fair value option may be elected on an instrument-by-instrument basis, with a few exceptions. SFAS No. 159 amends previous guidance to extend the use of the fair value option to available-for-sale and held-to-maturity securities.  The statement also establishes presentation and disclosure requirements to help financial statement users understand the effect of the election. SFAS No. 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. Management is currently assessing the potential impact of the standard on Castle’s financial condition and results of operations.

Note 3 Legal Settlement

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

Castle supports its online presence with its own proprietary full service, 7 day a week reservation call center that provides a wide range of services, from tour reservation processing and rooms control, to handling group bookings. The reservation center electronically connects resort property inventory and rates to the four major Global Distribution Systems (“GDS”).  This connectivity displays rates and inventory of Castle’s properties to over 500,000 travel agents worldwide as well as Internet connectivity to over 1,200 travel websites worldwide.

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

6.       Castle Design Group

In 2006, Castle formed an in-house renovation and interior design service dedicated to property owners under the trade name “Castle Design Group.”  This group offers professional cost-effective design, consulting and project management services, which provide a variety of efficiencies and savings on renovation and capital improvement projects.  In addition, the Castle Design Group provides owners with enhanced purchasing power through its bulk furniture-purchasing program.

Overview of Operations

General

Castle is a hospitality and hotel management company that prides itself on its ability to be both “Flexible and Focused,” which is the Company’s operations motto.  Flexible, to meet the specific needs of property owners and condo owners at the properties that it manages.  Focused, in its efforts to achieve enhanced rental income and profitability for those owners.  Castle earns its revenues by providing several types of services to property owners including, hotel and resort management and operations; reservations staffing and operations; sales and marketing; and accounting.  In addition, Castle provides design services to properties that are furnishing, refurnishing or remodeling, as well as, pre-opening technical services for new hotel and resort properties being planned or under construction.  Castle’s revenues are derived primarily from two sources: (1) the rental of hotel rooms and condominium accommodations; and food and beverage sales at the properties it manages and; (2) fees paid for services it provides to property owners.  Castle also derives revenues from commissions and incentive payments, based on sales and performance criteria at each property.

Castle’s marketing efforts are focused toward potential guests for those properties that Castle manages.  Castle does not own any hotels or resorts of its own; however, it has made an investment in the property that it manages in New Zealand.  Marketing is done through a variety of distribution channels including direct Internet sales, wholesalers, online and traditional travel agencies and group tour operators.  Recently, Castle has expanded its sales and marketing staff and implemented a redesign of its interactive web site (www.Castleresorts.com).  Unlike many other hotel and resort operators, Castle does not market the properties it manages under the Castle brand. Instead of emphasizing the “Flag” or chain name, the Company’s strategy is to promote the name and reputation of the individual properties under management.  Castle believes that this allows the consumer to better choose the specific type of vacation experience desired based upon the specific attributes of the property selected.

Currently Castle provides services to the following properties:

Location		Hotel and Resort	Since
Hawaii	Kauai	Kaha Lani Resort	2004
		Kiahuna Plantation & The Beach Bungalows	1997
		Lanikai Resort	1997
		Lae Nani Resort	1997
		Makahuena at Poipu	1995
		Poipu Shores	1994

	Oahu	Hokele Suites Waikiki	2006
		Maile Sky Court	2007(1)
		Pacific Marina Inn	1993
		Ocean Resort Waikiki Hotel	2007(2)
		Waikiki Shore	2003

	Maui	Diamond Hawaii Resort and Spa	2003
		Kamaole Sands	1994
		Maui Beach Hotel	1999

	Molokai	Kaluakoi Villas	1993

	Hawaii	Hilo Hawaiian Hotel	1993
		Kona Bali Kai	2005
		Kona Reef	1993
		Nomura Hawaii Village	2001
		Waimea Country Lodge	1995

Guam		Hotel Santa Fe	2007(3)
		Imperial Suites	2006

Thailand	Phuket	Kata Gardens	2007(4)
		Katamanda Villas	2007(4)

Micronesia	Saipan	Aquarius Beach Tower	1997

New Zealand	Auckland	Spencer on Byron	2001

(1) Beginning October 2007
(2) Beginning June 2007
(3) Beginning July 2007
(4) Beginning August 2007

Historically, Castle has contracted its full management services to property owners and condominium owners associations (“AOAO”) on either a Gross Contract or a Net Contract basis.  Under the Gross Contract basis, the gross revenues for guest stays and other sources of revenue are paid to Castle after a portion of the gross revenues are retained by the property or condominium owners.  Castle then pays for the expenses of operating the property from its portion of the revenue. Castle recognizes this revenue as “Revenues Attributed from Properties” in its consolidated financial statements.  Under the Net Contract basis, Castle receives a fixed percentage of the gross revenue collected by the property as a fee, and the property owners are responsible for paying the operating expenses from their portion.  This revenue is included as “Revenues from Management and Services.”  In either case, the Company may be required to meet certain minimum service or operating performance levels, such as occupancy or daily rate, in order to achieve levels of compensation over and above base levels.  In most full management contracts, Castle is responsible for setting prices, rates and for maintaining favorable occupancy levels in the units that it manages.

In addition to full management service contracts, the Company has contracted with some property owners or owner’s associations for selected services, such as sales and marketing only or reservations only.  In these cases, the Company receives its revenue on a fixed or variable fee basis.  Hotel and resort properties in general undergo remodeling or redesign every few years, in order to provide a fresh and new experience for the guest.  Frequently, the Company has entered into one time or restricted period contracts with property owners or associations, to provide technical operating or design advice, when a new property is being planned or built, or an existing property is in the process of a planned remodel or repositioning.

Due to the nature of the hotel management business, Castle’s revenues and profits from properties under management, tend to correlate with occupancy levels associated with the number of visitors selecting the destination location where the property is located, the room rates charged by the managed property, as well as  the occupancy levels achieved by Castle’s competitors in those markets.  Accordingly, Castle’s ability to acquire management contracts for additional properties on acceptable terms will be a dominant factor in Castle’s future revenues and profits.

As a result of the substantial investment the Company has made over the last 12 months in its marketing and sales departments, and the additional management staff it has allocated to its operations and training; the Company believes that it is well positioned to manage, sell and market additional properties both in its current geographic markets, as well as new markets in the Pacific, Asia and the Americas.

Growth Strategy

Castle is focused on growing the number of management contracts within its existing portfolio by further expanding its geographic markets.  The Company has recently implemented a strategic growth plan which addresses expansion within the regional Pacific markets of Hawaii; Micronesia and New Zealand; and select Asian markets, Thailand and Central American locales.  An experienced acquisition team has been formed and strategic alliances are being pursued with various hospitality development companies and prominent investment banks, that wish to team up in pursuing growth opportunities within these key targeted geographic areas.

Existing Contracts.   In the past few years, Castle has been very successful in improving the performance of the properties it manages.  Further improvements in revenues and/or decreases in expenses for Castle’s current properties should result in higher management fees for Castle through increased incentive fees and/or fees based on a percentage of revenue.

Expansion in Hawaii.  Castle is one of the leading hotel and resort management companies in the state of Hawaii.  In the hotel and resort industry, management companies often acquire and lose management contracts for properties over time.  Fortunately for Castle, its track record in maintaining contracts with its portfolio properties has remained consistently high.  Significant opportunities for Castle to obtain additional contracts are available due to a myriad of factors that include sales of properties, foreclosures, underperformance and dissatisfaction with the current management of Castle’s competitors.  The real estate boom experienced throughout the United States has also affected the hotel and resort condominium markets of Hawaii, as many properties have been sold or are now on the market.  Castle’s history and experience of managing properties in Hawaii has positioned the Company as a market leader in new property acquisition.  Most members of Castle’s executive management team are career hospitality industry executives with big brand experience and strong ties to Hawaii and the Pacific Rim.  Through decades of experience within its local markets, Castle’s management possesses market intelligence that is not easily available to others.  The Company is closely involved with current efforts to support Hawaii’s visitor industry through its involvement and tenures with the Hawaii Visitors & Convention Bureau (HVCB), as well as the American Society of Travel Agents (ASTA), Hawaii Hotel & Lodging Association (HHLA) and other professional and trade organizations.

Castle strives to be more flexible and creative than its larger competitors both in structuring agreements that meet the needs and goals of property owners and/or owner associations and its approach to marketing its properties.  The Company has ramped up for expansion in the number and scope of properties it manages in Hawaii and its targeted new markets, and it intends to compete very aggressively for this new business.

Expansion Outside of Hawaii.   The majority of the properties presently managed by Castle are located within the state of Hawaii.  In addition, Castle manages properties in New Zealand, Guam, Micronesia, and most recently in Thailand.  The Company’s management believes that there are significant opportunities to expand Castle’s operations both in the markets it currently serves, as well as other Pacific Basin and Asian vacation destinations and Central American locales.  Castle recently announced several new key management appointments and promotions as part of its strategic plan to position the Company for significant growth within its current markets and to capitalize on the emerging growth opportunities particularly within the Asian markets.  In 2007, the Company formed its Thailand division to support its new business initiatives in Thailand.

The Company has engaged in strategic alliances with partners such as the Anthology Marketing Group and others who have core competencies to support its global growth plans.  The Company is actively in discussions and/or negotiations with numerous companies and plans to expand its acquisition of property management contracts in these targeted areas.

Technology Improvements.  The Company recently launched a redesigned website with a customized proprietary booking engine and intuitive functionality that sets it apart from its competitors.  Castle Resorts’ website (CastleResorts.com) offers state-of-the-art functionalities, user-friendly navigation, interactive features and rich content, while offering great rates, and a travel booking engine that can handle rate conversions for over 100 foreign currencies.  The Company’s proprietary system is customizable and supports a dynamic pricing model to maximize revenues to all of the properties under management.  The Company intends to continue to invest in optimizing its on-line presence directed towards its own website, since revenue derived through the Company’s branded website yields a higher margin.

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

Revenues

Total Revenues increased to $5.5 million for the three months ended March 31, 2007, from $5.2 million in the comparable period in 2006.  The increase reflects increases in revenue from both domestic operations in the first quarter of 2007, primarily as a result of the addition of two properties in 2006 and modest increases in rates and occupancy at the properties under Castle’s management.  Revenues Attributed from Properties from Castle’s New Zealand operations increased by approximately $209,000 for the first quarter of 2007 as compared to the comparable periods of 2006, due to increased occupancy and daily rates and a strengthening of the New Zealand dollar.  Management and Service Revenues during the first quarter decreased from $863,596 in 2006 to $847,515 in 2007, as a result of one of Castle’s management contracts terminating in October of 2006 due to a sale of the property involved.  Other income decreased slightly for the first quarter ended March 31 at $75,340 for 2007 and $108,053 for 2006.  This decrease is a result of a special project undertaken for one of the properties managed by Castle during 2006 which contributed additional other income.

Other Operating Expenses, not including Property Expenses, increased to $1.1 million for the three months ended March 31, 2007, from $0.8 million in the same quarter in 2006.  Payroll and Office expenses increased during the first quarter of 2007 to $910,786 from $739,907 in the first quarter of 2006.  These increases were primarily related to increased staffing and personnel costs to support the properties under management, as well as additional staffing to enhance Castle’s online booking engine and reservations center and costs related to establishing the Castle Design Group.  Administrative and General Expenses totaled $231,365 for the three months ended March 31, 2007, as compared to $102,462 for the same period last year.  This increase is a result of legal and professional fees related to travel and other costs of expansion into other Pacific Basin and Asian vacation destinations.

EBITDA (Earnings before Interest, Depreciation, Taxes and Amortization) reflects the Company’s earnings without the effect of depreciation, interest income or expense or taxes.  Castle’s Management believes that in many ways it is a good alternative indicator of the Company’s financial performance. It removes the effects of non cash depreciation and amortization of assets, as well as the fluctuations of interest costs based on the company’s borrowing history and increases and decreases in tax expense brought about by changes in the provision for future tax effects rather than current income.  A comparison of EBITDA and Net Income is shown below. EBIDTA  totaled $186,336 for the three months ended March 31, 2007, as compared to $480,149 in the year earlier period.  These changes are primarily a result of modest increases in Total Revenue Attributed to Properties which were offset by increases in Property Expense when combined with slight increases in Management and Service revenues.  Operating Expense increases during the period were related to increases in staffing and personnel costs to support the properties under management, as well as additional staffing in marketing and other expenses to enhance Castle’s online booking engine and costs related to establishing the Castle Design Group.  Administrative and General Expenses also increased during the periods as a result of legal and professional fees related Castle’s expansion into other Pacific Basin and Asian vacation destinations.

Comparison of Net Income to EBITDA:

	For the Three Months Ended March 31,
	2007	2006
Net Income	$ 19,702	$ 197,518

Add Back:
Income Taxes	14,269	149,745
Net interest expense	96,177	83,242
Depreciation and amortization	56,188	49,644
EBITDA-	$ 186,336	$ 480,149

Property Expenses are those expenses related to the management of the resort and condominium properties which are operated on a Gross Revenue contract basis.  Property expenses increased to $4.2 million for the three months ended March 31, 2007, from $3.9 million in the three months ending March 31, 2006.  These expense increases are in line with revenue increases and reflect general inflationary cost increases, including wages and other costs of management of the properties under contract.  Due to its dependence on shipping, costs in Hawaii are particularly sensitive to overall energy price increases.  In addition, the recorded Property Expenses for Castle’s operations in New Zealand are subject to the effects of the exchange rate of the U.S. dollar as compared to the New Zealand dollar, which strengthened against the U.S. dollar by 5% when comparing 2007 to 2006.

Depreciation and Amortization

Castle’s business does not require a great deal of capital expenditure for equipment or fixed assets.  As a result, Depreciation and amortization expense was $56,188 for the three months ended March 31, 2007, as compared to $49,644 for the same period last year.

Interest Income and Expense

Interest income of $36,916 for the three months ended March 31, 2007, as compared to $42,435 in the same period last year reflects the amortization of a discount on the note receivable.

Interest Expense of $133,093 for the three months ended March 31, 2007, as compared to $125,677 for the same period last year, reflects an increase in Castle’s long term debt borrowings for the refinancing of a note which was paid off in December of 2006.  Interest expense also increased due to amortized interest on a second note relating to the purchase of Castle’s assets in New Zealand.

Income Tax

A decrease in taxable income for the three month period ended March 31, 2007, led to a decline in Income Tax Expense for the three month period ended March 31, 2007, to $14,269 from $149,745 in the respective period of 2006.

Net Income (Loss)

Net income for the three months ending March 31, 2007, totaled $19,702 as compared to net income of $197,518 in the year earlier period.  This is primarily a result of the Company investing in the resources necessary to service the additional contracts that Castle secured and will commence operating in the second, third and fourth quarters of 2007.

Foreign Currency Translation Adjustment

For consolidated entities whose functional currency is not the U.S. dollar, Castle translates their financial statements into U.S. dollars.  Assets and liabilities are translated at the exchange rate currently in effect as of the financial statement date, and results of operations are translated using the weighted average exchange rate for the period.  Translation adjustments from foreign exchange are included as a separate component of stockholders’ equity.  Changes in the carrying value of the assets and liabilities of the consolidated entities outside of the United States due to foreign exchange changes are reflected as Foreign Currency Adjustments.  Foreign Currency Translation adjustments totaled $31,080 for the three months ended March 31, 2007, and $68,880 for the prior year, which reflects a decrease in the U.S. dollar to New Zealand dollar exchange rate during 2007 and 2006.

Total Comprehensive Income

Total Comprehensive Income (Loss) for the three months ended March 31, 2007, totaled $50,782 as compared to $266,398 in the year earlier period.  This is primarily a result of the changes in Revenue and Property and Operating Expenses noted above and the changes in Income Tax expense and Foreign Currency Translation adjustments also noted above.

Off-balance sheet arrangements

None; not applicable.

Item 3(a). Controls and Procedures.

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

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting during this period represented by this Quarterly Report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the quarterly period ended March 31, 2007.

Use of Proceeds of Registered Securities

No proceeds were received from the sale of registered securities during the quarterly period ended March 31, 2007.

Purchases of Equity Securities by Us and Affiliated Purchasers

None; not applicable.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

None; not applicable.

Item 5. Other Information.

(a)     None, not applicable.

(b)     Nominating Committee

During the quarterly period ended March 31, 2007, there were no changes in the procedures by which security holders may recommend nominees to Castle’s Board of Directors.

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