Form 10QSB
period 2007-06-30
CASTLE GROUP INC
filed 2007-09-19
CIK 918543

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-QSB

______________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

THE CASTLE GROUP, INC.

CONSOLIDATED BALANCE SHEET

JUNE 30, 2007

ASSETS	June 30, 2007
Current Assets
Cash and cash equivalents	857,791
Accounts receivable, net of allowance for bad debts	3,083,502
Prepaids and other current assets	648,969
Total Current Assets	4,590,262
Property Plant & Equipment, net	8,049,934
Goodwill	54,726
Deposits	28,070
Restricted Cash	9,898
Deferred Tax Asset	1,710,598
Note Receivable - related party, net	4,343,459

TOTAL ASSETS	18,786,947

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	3,347,038
Deposits payable	521,829
Current portion of long term debt	1,177,211
Current portion of long term debt to related parties	33,482
Accrued salaries and wages	943,887
Accrued taxes	51,169
Accrued interest	56,541
Other current liabilities	262,732
Total Current Liabilities	6,393,889
Non Current Liabilities
Long term debt, net of current portion	5,439,019
Notes payable to related parties	125,262
Deposits payable	9,898
Other long term obligations, net	3,001,842
Total Non Current Liabilities	8,576,021
Total Liabilities	14,969,910
Stockholders' Equity
Preferred stock, $100 par value, 50,000 shares authorized, 11,050	1,105,000
shares issued and outstanding
Common stock, $.02 par value, 20,000,000 shares authorized, 9,538,055 shares issued and outstanding	190,761
Additional paid in capital	6,681,930
Retained deficit	-3,837,181
Accumulated other comprehensive income (loss)	-323,473
Total Stockholders' Equity	3,817,037

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	18,786,947

THE CASTLE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
THREE & SIX MONTHS ENDED JUNE 30, 2007 & 2006

	THREE MONTHS ENDED JUNE 30		SIX MONTHS ENDED JUNE 30
	2007	2006	2007	2006
Revenues
Revenue Attributed from Properties	4,307,139	4,128,630	8,878,966	8,395,905
Management & Service	845,372	822,381	1,692,887	1,671,428
Other Income	86,844	79,979	162,184	188,032
Total Revenues	5,239,355	5,030,990	10,734,037	10,255,365

Operating Expenses
Property Expenses	4,228,379	3,967,550	8,393,756	7,869,407
Payroll & Office Expense	931,837	787,222	1,842,623	1,527,129
Administrative & General	225,506	132,142	456,867	234,605
Depreciation & amortization	59,676	46,767	115,861	96,410
Total Operating Expense	5,445,398	4,933,681	10,809,107	9,727,551
Income (Loss) from Operations	-206,043	97,309	-75,070	527,814
Interest Income	37,392	42,981	74,308	85,416
Interest Expense	-136,297	-122,720	-269,387	-248,397
Income Tax (Expense) Benefit	134,740	-5,467	120,471	-155,212
Net Income (Loss)	-170,208	12,103	-149,678	209,621

Other comprehensive income
Foreign Currency Translation Adjustment	-64,602	38,921	-33,522	107,801
Total Comprehensive Income	-234,810	51,024	-183,200	317,422

EPS
Basic	-0.02	0.00	-0.02	0.02
Diluted	-0.02	0.00	-0.02	0.02
Weighted Average Shares
Basic	9,538,055	10,438,055	9,538,055	10,438,055
Diluted	9,538,055	10,806,388	9,538,055	10,806,388

The accompanying notes are an integral part of these consolidated financial statements

THE CASTLE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2007 & 2006

	2007	2006

Cash flows from Operating Activities
Net Income	-149,678	209,621
Depreciation	109,635	96,437
Amortization of Discount	116,809	103,687
(Increase) Decrease in
Accounts Receivable	-505,368	-829,921
Other Current Assets	-368,597	-208,980
Deposits and Other Assets	0	-12,369
Restricted Cash	360,883	-92,516
Deferred Taxes	-120,471	155,212
Increase (Decrease) in
Accounts Payable & Accrued Expenses	761,579	821,670
Cash Flows From Operating Activities	204,792	242,841

Cash Flows from Investing Activities
Purchase of Assets	-49,948	-49,994
Cash Flows from Investing Activities	-49,948	-49,994

Cash Flows from Financing Activities
Payments on Notes	-392,067	-579,514
Cash Flows from Financing Activities	-392,067	-579,514

Effect of exchange rate on changes in cash	-5,288	-2,483

Net Change in Cash	-242,511	-389,150
Beginning Balance	1,100,302	1,031,492
Ending Balance	857,791	642,342

Supplementary Information
Cash Paid for Interest	78,269	46,455
Cash Paid for Income Taxes	0	0

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

Note 1  Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the management, the accompanying interim financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation. The results of operations for the six-month period ended June 30, 2007, are not necessarily indicative of the results for a full-year period. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in Castle’s annual audited financial statements for the year ended December 31, 2006.

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

Castle strives to be more flexible and creative than its larger competitors both in structuring agreements that meet the needs and goals of property owners and/or owner associations, and its approach to marketing its properties.  The Company has ramped up for expansion in the number and scope of properties it manages in Hawaii and its targeted new markets, and it intends to compete very aggressively for this new business.

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

Technology Improvements.   The Company recently launched a redesigned website with a customized proprietary booking engine and intuitive functionality that sets it apart from its competitors. Castle Resorts’ website (CastleResorts.com) offers state-of-the-art functionalities, user-friendly navigation, interactive features and rich content, while offering great rates, and a travel booking engine that can handle rate conversions for over 100 foreign currencies. The Company’s proprietary system is customizable and supports a dynamic pricing model to maximize revenues for all of the properties under its management.  The Company intends to continue to invest in optimizing its on-line presence directed towards its own website, since revenue derived through the Company’s branded website yields a higher margin.

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

Revenues

Total Revenues for the three months ended June 30, 2007, increased to $5.2 million, compared to $5.0 million for the three months ended June 30, 2006. Total Revenues were also up during the first six months ended June 30, 2007, to $10.7 million, compared to $10.3 million in the same period the prior year.  The increase reflects increases in revenue from both domestic operations in both the first and second quarters of 2007, primarily as a result of the addition of two properties in 2006, one in June 2006, the other in October 2006, and modest increases in rates and occupancy at the properties under Castle’s management.  Revenues Attributed from Properties under Castle’s New Zealand operations increased by approximately $148,000 for the second quarter of 2007 and $357,000 for the first six months of 2007, as compared to the comparable periods of 2006, due to a strengthening of the New Zealand dollar.  Castle’s revenues in the second quarter of 2007 were impacted by the exchange rate of the US dollar, as compared to the New Zealand dollar.  Without the exchange effect, Castle’s Revenues Attributed from Properties for the second quarter and first half would have decreased by approximately $156,000 and $37,000 as compared to the comparative year earlier periods. Management and Service Revenues during the second quarter increased from $822,381 in 2006 to $845,372 in 2007, but remained relatively flat at $1.7 million for the six months ended June 30 of both 2006 and 2007.  Other income also remained flat for the second quarter ended June 30, at $86,844 for 2007 and $79,979 for 2006, while the six month totals reflect a slight decrease to $162,184 for 2007 as compared to $188,032 for the year earlier period. This decrease is a result of a special project undertaken for one of the properties managed by Castle during 2006, which contributed to additional Other Income.

Property Expenses are those expenses related to the management of the resort and condominium properties which are operated on a Gross Revenue contract basis.  Property Expenses increased to $4.2 million for the three months ended June 30, 2007, from $4.0 million in the three months ended June 30, 2006.  Similarly, Property Expenses increased to $8.4 million in the six months ended June 30, 2007, from $7.9 million in the same period last year. These expense increases are in line with revenue increases and reflect cost increases relating to general inflationary increases in operating costs including wages and other costs of management of the properties under contract. Due to its dependence on shipping, costs in Hawaii are particularly sensitive to overall energy price increases.   In addition, the recorded Property Expenses for Castle’s operations in New Zealand are subject to the effects of the exchange rate of the U.S. dollar as compared to the New Zealand dollar.  Without the effects of the exchange rate, the Property Expenses for the second quarter would have decreased by approximately $86,000 for the second quarter and increased approximately $66,000 for the 2007 six month period as compared to 2006. Gross profit from Gross Revenue Contract properties decreased from $161,080 to $78,760 during the second quarter ended June 30, 2007, as compared to the year earlier period.  Similarly, Gross profit from Gross Revenue Contract properties decreased to $485,210 for the six months ended June 30, 2007, from $526,498 in the year earlier period. These decreases reflect the general inflationary increases in operating costs including wages and other costs of management of the properties under contract which were not recovered through increased revenues.

Other Operating Expenses, not including Property Expenses, increased to $1.2 million for the three months ended June 30, 2007, from $1.0 million in the same quarter in 2006.  Similarly, these expenses increased to $2.4 million for the six months ended June 30, 2007, from $1.8 million during the same period in 2006. Payroll and Office expenses increased during the second quarter of 2007 to $931,837 from $787,222 in the second quarter of 2006 and to $1.8 million from $1.5 million for the six month periods ending June 30, 2007, and June 30, 2006, respectively.  These increases were primarily related to increased staffing and personnel costs to support the properties under management, as well as additional staffing to enhance Castle’s online booking engine and reservations center and costs related to establishing the Castle Design Group. Administrative and General Expenses totaled $225,505 for the three months ended June 30, 2007, as compared to $132,143 for the same period last year and totaled $456,869 for the first six months of 2007 as compared to $234,605 for the similar period last year. This increase is a result of legal and professional fees related to the settlement of legal matters, as well as travel and other costs related to the execution of the Castle’s stated strategy to expand into other Pacific Basin and Asian vacation destinations.

EBITDA (Earnings before Interest, Depreciation, Taxes and Amortization) reflects the Company’s earnings without the effect of depreciation, interest income or expense or taxes. Castle’s management believes that in many ways it is a good alternative indicator of the Company’s financial performance as it removes the effects of non cash depreciation and amortization of assets as well as the fluctuations of interest costs based on the Company’s borrowing history and increases and decreases in tax expense brought about by changes in the provision for future tax effects rather than current income. A comparison of EBITDA and Net Income is shown below.  For the six months ended June 30, 2007, EBITDA was $40,791 compared to $624,224 for the same period in 2006.  For the three months ended June 30, 2007, EBITDA was negative $146,367 compared to $144,076 for the same period in 2006. The decrease in EBIDTA in both the three months and six months ended June 30, 2007, as compared to 2006, is due to investments which the Company made in increased staffing and systems to support the growth in the number of properties and the expansion into new geographic regions.

Comparison of Net Income to EBITDA:

	THREE MONTHS ENDED JUNE 30		SIX MONTHS ENDED JUNE 30
	2007	2006	2007	2006

Net Income (Loss)	-170,208	12,103	-149,678	209,621
Add Back:
Depreciation & amortization	59,676	46,767	115,861	96,410
Interest Income	-37,392	-42,981	-74,308	-85,416
Interest Expense	136,297	122,720	269,387	248,397
Income Tax (Expense) Benefit	-134,740	5,467	-120,471	155,212
EBITDA	-146,367	144,076	40,791	624,224

Depreciation and Amortization

Castle’s business does not require a great deal of capital expenditure for equipment or fixed assets. As a result, depreciation and amortization expense of $59,676 for the three months ended June 30, 2007, as compared to $46,767 for the same period last year and $115,861 for the six months ended June 30, 2007, and as compared to $96,410 in the prior year, reflect little additional investment in capital equipment or fixed assets during the past year.

Interest Income and Expense

Interest income of $37,392 for the three months ended June 30, 2007, as compared to $42,981 in the same period last year and six month totals of $74,308 for the period ended June 30, 2007, as compared to $85,416 in the prior year, reflect the amortization of a discount on the note receivable.

Interest Expense of $136,297 for the three months ended June 30, 2007, and as compared to $122,720 for the same period last year and $269,387 for the six month period ended June 30, 2007, as compared to $248,397 for the same period last year, reflect an increase in Castle’s long term debt borrowings for the refinancing of a note which was paid off in December of 2006.  Interest expense also increased due to interest on a second note relating to the purchase of Castle’s assets in New Zealand.  Castle incurred an operating loss before Income taxes or Foreign Currency Translation Adjustments of $304,948, for the three months ended June 30, 2007, as compared to a net income of $17,570 in the year earlier period. Castle incurred an Operating Loss before Income Taxes or foreign currency adjustments of $270,149 for the six months ended June 30, 2007, as compared to a net income of $364,833 for the year earlier period. This is primarily a result of the strengthening of the New Zealand dollar against the US dollar, and modest increases in Total Attributed Property Revenues, which were offset by similar increases in Property Expense when combined with slight increases in Management and Service revenues.  Operating Expense increases were primarily related to increased staffing and personnel costs to support the properties under management, as well as additional staffing and other expenses to enhance Castle’s online booking engine and costs related to establishing the Castle Design Group.  In addition, Castle has secured additional management contracts during the year, and most recently, for a 600 room property that will commence in the fourth quarter of the year.  Castle added staffing in order to provide pre-opening services such as sales, marketing, purchasing and human resource support to service these additional contracts to ensure that these properties would operate without interruption and maximize revenues to their owners during the transition from the former management companies. Administrative and General Expenses increased as result of legal and professional fees and travel and other costs of Castle expanding into other Pacific Basin and Asian vacation destinations.

Income Tax

A decrease in the Provision for income tax relating to increased operating losses and reversal of the valuation allowances relating to the use of Operating Loss Carry forwards for the three month period ended June 30, 2007, caused a reversal of Income Tax Expense for the three month and six month periods ended June 30, 2007, of $134,740 and $120,471, respectively, as compared to Income Tax Expense of $5,467 and $155,212 in the respective periods of 2006.

Net Income (Loss)

Net loss for the three months ended June 30, 2007, totaled $170,208 as compared to a net income of $12,103 in the year earlier period. Net loss for the for the six months ended June 30, 2007, was $149,678 as compared to a net income of $209,621 for the year earlier period. This is primarily a result of Castle investing in the resources necessary to service the additional contracts that Castle secured which will operate in the third quarter, and the additional contract that will commence during the fourth quarter.

Foreign Currency Translation Adjustment

For consolidated entities whose functional currency is not the U.S. dollar, Castle translates their financial statements into U.S. dollars. Assets and liabilities are translated at the exchange rate in effect as of the financial statement date, and results of operations are translated using the weighted average exchange rate for that period. Translation adjustments from foreign exchange are included as a separate component of Stockholders’ Equity. Changes in carrying value of the assets and liabilities of the consolidated entities outside of the United States due to foreign exchange rates are reflected as Foreign Currency Adjustments. Downward Foreign Currency Translation adjustments totaled $64,602 for the three months and $33,522 for the six months ended June 30, 2007, which reflects a decrease in the US dollar to New Zealand dollar exchange rate during 2007. This is in marked contrast to 2006 when an increase in the US dollar to New Zealand dollar exchange rate during the first half of 2006 caused Foreign Currency Translation adjustments of a positive $38,921 and $107,801 for the three and six months periods ended June 30, 2006, respectively.

Total Comprehensive Income

Total Comprehensive Income (Loss) for the  three months ending June 30, 2007, totaled $234,810 as compared to $51,024 in the year earlier period. Total Comprehensive Loss for the for the six months ended June 30, 2007, was $183,200, as compared to a Total Comprehensive Income of $317,422 for the year earlier period. This is primarily a result of the changes in Revenue and Property and Operating Expenses noted above and the changes in Income Tax expense and Foreign Currency Translation adjustments also noted above.

Off-balance sheet arrangements

None; not applicable.

Item 3(a). Controls and Procedures.

Management’s annual report on internal control over financial reporting

As of the end of the period covered by this Quarterly Report, Castle carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Principal Accounting Officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our CEO and Principal Accounting Officer concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our CEO and Principal Accounting Officer, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic Securities and Exchange Commission reports. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our CEO and Principal Accounting Officer have concluded that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the quarterly period ended June 30, 2007.

Use of Proceeds of Registered Securities

No proceeds were received from the sale of registered securities during the quarterly period ended June 30, 2007.

Purchases of Equity Securities by Us and Affiliated Purchasers

None; not applicable.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

None; not applicable.

Item 5. Other Information.

(a) On July 1, 2007, Howard Mendelsohn was named Chief Financial Officer of Castle .Group.

(b) Nominating Committee

During the quarterly period ended June 30, 2007, there were no changes in the procedures by which security holders may recommend nominees to Castle’s Board of Directors.

(c )  On July 30, 2007, Castle announced the signing of a management contract for the 596-room Maile Sky Court property in Honolulu, Hawaii. Castle will manage the operations, sales, marketing and reservations for Maile Sky Court effective October 1, 2007.  The addition of this property is anticipated to have a positive effect on the revenues, EBITDA and Net Income of Castle, beginning in the 4th quarter of 2007.

Item 6. Exhibits

(a) Exhibits and index of exhibits.

31.1 302 Certification of Rick Wall, Chief Executive Officer

32.1 302 Certification of Howard S. Mendelsohn, Chief Financial Officer

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