Form 10KSB/A
period 2006-12-31
CASTLE GROUP INC
filed 2007-11-09
CIK 918543

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB/A-1

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


As of September 30, 2007, there were approximately 5,185,955 shares of common voting stock of the Issuer held by non-affiliates. Because there has been no “established public market” for the Issuer’s common stock during the past five years, the Issuer has arbitrarily valued these shares at par value of $0.02 per share or $103,719.10.


Issuers Involved in Bankruptcy Proceedings During the Past Five Years

Not applicable.

Check whether the Issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Not applicable.

Applicable Only to Corporate Issuers


Number of shares outstanding of the Issuer’s common stock as of September 30, 2007: 9,538,055


Documents Incorporated by Reference

See Part III, Item 13.  The Exhibit Index appears on page 60.

Transitional Small Business Disclosure Format: Yes [  ]  No [X]

TABLE OF CONTENTS

PART I 4

ITEM 1. DESCRIPTION OF BUSINESS 4

ITEM 1A. RISK FACTORS 13

ITEM 2. DESCRIPTION OF PROPERTY 17

ITEM 3. LEGAL PROCEEDINGS 19

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS 19

PART II 19

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS 19

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION  21

ITEM 7. FINANCIAL STATEMENTS 30

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.  52

ITEM 8A(T). CONTROLS AND PROCEDURES. 52

ITEM 8B. OTHER INFORMATION. 53

PART III 53

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT  53

ITEM 10. EXECUTIVE COMPENSATION. 58

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.  60

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. 61

ITEM 13. EXHIBITS. 63

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES 63

SIGNATURES 65

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

In October 2002, Castle filed an action against Manhattan Guam for damages caused by Manhattan Guam’s breach of the Compromise Agreement.  Manhattan Guam filed a counterclaim seeking to rescind the Compromise Agreement and/or collect the amounts which it contended were due on the promissory note and/or for unpaid lease rent.  As noted in the heading “Subsequent Events,” Item I C. page 10 herein, Castle and Manhattan Guam executed a new Settlement Agreement in June, 2007, whereby the Compromise Agreement and Promissory Note issued to Manhattan Guam are to be canceled upon Castle’s payment of a total of $500,000 to Manhattan Guam.  Such payment is to be completed prior to January 18, 2008. Subsequent to the date of this report, as of September 30, 2007, Castle has paid a total of $300,000, leaving a balance owing of $200,000.

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

Castle supports its online presence with its own full service, 7 day a week reservation call center that provides a wide range of services from tour reservation processing and rooms control, to handling group bookings.  The reservation center electronically connects resort property inventory and rates to the four major Global Distribution Systems (“GDS”).  This connectivity allows the GDS to display rates and inventory of Castle’s properties to over 500,000 travel agents worldwide, as well as Internet connectivity to over 1,200 travel websites worldwide.

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

C. SUBSEQUENT EVENTS

On June 7, 2007, Castle entered into a Settlement Agreement with the developer of a hotel that was previously leased by Castle between 1999 and 2001.  Castle and the developer previously entered into a Compromise Agreement in 2001, which called for Castle to make certain payments to the developer, and also to issue 900,000 shares of its restricted common stock to the developer.  In 2001, Castle recorded the issuance of 900,000 shares of common stock to the developer.  The Settlement Agreement reached in June 2007 rescinded the 2001 Compromise Agreement, and therefore, as of December 31, 2006, Castle voided the 900,000 shares that were previously issued.  Castle agreed to pay $500,000 to the developer, in monthly installments commencing in June 2007, with all amounts to be paid on or before January 18, 2008.  As of September 30, 2007 Castle has paid a total of $300,000, leaving a balance of $200,000 remaining to be paid.

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

Date	Name	Current Position	Number of Shares	Value
Jun-04	Rick Wall	CEO	1,900,000	$38,000
Jun-04	Jerry Ruthruff	Director and Secretary	300,000	$6,000
Jun-04	Roy Tokujo	Director	300,000	$6,000
Jun-04	Motoko Takahashi	Director	200,000	$4,000
Jun-04	Roger Moses	Director	350,000	$7,000
Jun-04	Other Employees and Consultants		460,000	$9,200
2004 Total			3,510,000	$70,200

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Castle is a hospitality and hotel management company that prides itself on its ability to be both “Flexible and Focused,” the Company’s operations motto.  Flexible, to meet the specific needs of property owners and condo owners at the properties that it manages; Focused, in its efforts to achieve enhanced rental income and profitability for those owners.  Castle earns its revenues by providing several types of services to property owners including, hotel and resort management and operations; reservations staffing and operations; sales and marketing; and accounting.  In addition, Castle provides design services to properties that are furnishing, refurnishing or remodeling, as well as, pre-opening technical services for new hotel and resort properties being planned or under construction. Castle’s revenues are derived primarily from two sources: (1) the rental of hotel rooms and condominium accommodations; and food and beverage sales at the properties it manages and; (2) fees paid for services it provides to property owners.  Castle also derives revenues from commissions and incentive payments, based on sales and performance criteria at each property.

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

Technology Improvements. The Company recently launched a redesigned website with a customized proprietary booking engine and intuitive functionality, that sets it apart from its competitors.  Castle Resorts’ website (CastleResorts.com) offers state-of-the-art functionalities, user-friendly navigation, interactive features and rich content, while offering competitive rates, and a travel booking engine that can handle rate conversions for over 100 foreign currencies. The company’s proprietary Central Reservations System is customizable, and supports a dynamic pricing model to maximize revenues to the properties under management. The Company intends to continue to invest in optimizing its on-line presence directed towards its own website, since revenue derived through the Company’s branded website yields a higher margin.

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


ITEM 7. FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	Page 31
Consolidated Balance Sheets – December 31, 2006, 2005 and 2004	Page 32
Consolidated Statements of Operations and Comprehensive Income - Years Ending December 31, 2006, 2005 and 2004	Page 33
Consolidated Statements of Cash Flows – Years Ending December 31, 2006, 2005 and 2004	Page 34
Consolidated Statements of Stockholders’ Equity - Years Ending December 31, 2006, 2005 and 2004	Page 35
Notes to Consolidated Financial Statements	Page 36

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

The Castle Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of The Castle Group, Inc. and  Subsidiaries as of December  31, 2006, 2005 and 2004, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the years ended  December  31, 2006, 2005 and 2004.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Castle Group, Inc. and Subsidiaries as of December 31, 2006, 2005 and 2004, and the results of operations and cash flows for the years ended December 31, 2006, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ Mantyla McReynolds LLC

Mantyla McReynolds LLC

Salt Lake City, Utah

July 23, 2007

,

THE CASTLE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2006, 2005 AND 2004

ASSETS

	2006	2005	2004
Current Asset
Cash and cash equivalents	1,100,302	1,031,492	393,480
Accounts receivable, net of allowance for bad debts	2,548,529	2,549,528	2,033,807
Deferred tax asset	130,000	150,000	450,000
Notes receivable, current	-	-	49,953
Prepaids and other Current Assets	273,773	305,585	214,096
Total Current Assets	4,052,604	4,036,605	3,141,336
Property, plant & equipment, net	7,420,726	7,262,156	7,827,228
Goodwill	54,726	54,726	54,726
Deposits	28,070	27,644	27,644
Restricted cash	363,215	336,133	-
Deferred tax asset	1,460,127	1,797,940	1,944,046
Note Receivable - related party, net	4,269,151	4,096,106	3,931,692
TOTAL ASSETS	17,648,619	17,611,310	16,926,672
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	2,450,453	3,041,743	2,681,065
Deposits payable	429,164	328,542	324,293
Current portion of long term debt	1,144,715	896,534	435,582
Current portion of long term debt to related parties	35,250	27,090	29,550
Accrued salaries and wages	916,751	712,845	690,177
Accrued taxes	65,300	125,581	122,165
Accrued interest	95,311	356,528	384,599
Other Current Liabilities	17,064	101,054	261,304
Total Current Liabilities	5,154,008	5,589,917	4,928,735
Non Current Liabilities
Long term debt, net of current portion	5,174,172	4,645,039	5,691,616
Deposits payable	363,215	336,133	-
Notes payable to related parties	259,762	294,601	319,737
Other long term obligations, net	2,927,534	3,296,106	3,131,692
Total Non Current liabilities	8,724,683	8,571,879	9,143,045
Total liabilities	13,878,691	14,161,796	14,071,780
Stockholders' Equity
Preferred stock, $100 par value, 50,000 shares authorized 11,050 shares issued and outstanding in 2006, 2005 and 2004	1,105,000	1,105,000	1,105,000
Common stock, $.02 par value, 20,000,000 shares authorized , 9,538,055, 10,438,055 and 10,338,055 shares issued and outstanding in 2006, 2005, and 2004, respectively	190,761	208,761	206,761
Additional paid in capital	6,681,930	6,681,930	6,681,930
Retained deficit	(3,917,812)	(4,289,768)	(4,905,322)
Accumulated other comprehensive income (loss)	(289,951)	(256,409)	(233,477)
TOTAL STOCKHOLDERS' EQUITY	3,769,928	3,449,514	2,854,892
TOTAL LIABILITIES & STOCKHOLDERS'EQUITY	17,648,619	17,611,310	16,926,672

See Accompanying Notes to Consolidated Financial Statements.

THE CASTLE GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME YEARS ENDING DECEMBER 31, 2006, 2005 & 2004

	2006	2005	2004
Revenues Revenue Attributed from Properties	17,314,971	16,941,492	14,516,715
Management & Service	3,430,441	3,619,437	3,254,826
Other Income	326,344	135,513	272,843
Total Revenues	21,071,756	20,696,442	18,044,384
Operating Expenses Property	16,022,752	16,064,961	13,952,465
Payroll & Office Expense	3,249,717	2,610,230	2,488,199
Administrative & General	535,576	438,269	375,872
Depreciation & amortization	195,977	228,677	103,677
Total Operating Expense	20,004,022	19,342,137	16,920,213
Operating Income	1,067,734	1,354,305	1,124,171
Interest Income	173,950	164,415	0
Interest Expense	(511,916)	(457,059)	(181,580)
Income before taxes	729,768	1,061,661	942,591
Income Taxes	357,812	446,107	318,564
Net Income	371,956	615,554	624,027
Other comprehensive income Foreign Currency Translation Adjustment	(33,542)	(22,932)	47,263
Total Comprehensive Income	338,414	592,622	671,290
EPS Basic	0.04	0.06	0.09
Diluted	0.03	0.06	0.09
Weighted Average Shares Basic	10,338,055	10,338,055	6,972,302
Diluted	10,756,388	10,756,388	7,340,635

See Accompanying Notes to Consolidated Financial Statements.

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

See Accompanying Notes to Consolidated Financial Statements.

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

See Accompanying Notes to Consolidated Financial Statements.

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

Restricted Cash

Castle holds funds on the behalf of the unit owners for one of the properties it manages. These funds are to be used only for the replacement and refurbishment of the furniture and equipment within the rooms owned by the unit owner.  As of December 31, 2006, 2005 & 2004, the Company had $363,215, $336,133 and $0 of funds held for this purpose.  The Company records an offsetting liability as a deposit payable.

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

At December 31, 2006, 2005 and 2004, property, furniture, and equipment consisted of the following:

	2006	2005	2004
Real Estate - Podium (see Note 11)	$7,308,739	$7,096,218	$7,455,213
Equipment and furnishings	1,173,237	991,304	1,231,347
Less accumulated depreciation	(1,061,250)	(825,366)	(859,332)
	$7,420,726	$7,262,156	$7,827,228

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

Concentration of Credit Risks

The Company maintains its cash with several financial institutions in Hawaii.  Balances maintained with these institutions are occasionally in excess of federally, insured limits.  As of December 31, 2006, 2005 and 2004 the Company had balances of $714,949, $608,389 and $91,413, respectively, in excess of federally insured, limits of $100,000 per financial institution.

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

Accounts Receivable

The Company records an account receivable for revenue earned but net yet collected. If the Company determines any account to be uncollectible based on significant delinquency or other factors, it is immediately written off.  An allowance for bad debts has been provided based on estimated losses amounting to $217,064, $215,867, and $193,481 as of December 31, 2006, 2005 and 2004, respectively.

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

Based on these assignments, the entire receivable from HBII, net of discounts has been recorded on the books of the Company at $4,269,151, $4,096,106 and $3,931,692 as of December 31, 2006, 2005 and 2004, respectively.  See Note 4 for disclosures regarding the guarantor obligations relating to these assignments.

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

3.    Notes Receivable

Notes receivable consist of the following:

	2006	2005	2004
Notes receivable from third party in monthly installments of $10,000, including interest at10% per annum. Balance of principal and interest was due September 1, 2000. Real estate is pledged as collateral	$ -	$ -	$ 49,953
Note Receivable from Hanalei Bay International Investors, secured by a direct assignment of Hanalei Bay International Investors right to receive future proceeds from its “Purchase and Participation Agreement” (Assigned - see Note 2)	4,269,151	4,096,106	3,931,692
Notes Receivable, Total	4,269,151	4,096,106	3,981,645
Less Current Portion	-	-	49,953
Notes Receivable, Non-current	$4,269,151	$4,096,106	$3,931,692

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

The Company has recognized a guarantor liability for these assignments, amounting to $2,927,534 net of discounts of $150,541 as of December 31, 2006, $3,296,106 net of discounts of $323,586 as of December 31, 2005, and $3,131,692 net of discounts of $488,000 as of December 31, 2004, which represent the present fair value of the obligation undertaken in becoming a guarantor of the payment of the assigned receivables.  This obligation’s term is estimated to expire on or before December 31, 2009.

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

6.  Notes Payable

Notes payable consisted of the following:

	2006	2005	2004
Note dated 4/26/04 to the Company’s CEO with interest at prime Plus 2.5%, with monthly payments of $2,544 balance due on 4/26/09, unsecured	$ 65,842	$ 89,271	$ 110,617
Note dated 6/6/04 to a director, with interest at the rate of 8%, Monthly payments of interest plus $520.83, balance due 1/1/09, unsecured	108,854	115,104	121,354
Note dated 6/16/04 to unrelated party with interest at the rate of 15% due on 1/1/09 with monthly payments of NZ$3,225 (US$2,274), unsecured	181,890	176,601	185,837
Notes dated 7/31/95 to former stockholders, due 8/31/98 with interest at 6%, unsecured. No formal demand has been made on the Company.	12,000	12,000	116,833
Note dated 4/12/00 to unrelated party with interest at 10% due on 4/30/05, with monthly payments of $5,000, unsecured	-	-	17,927
Asset finance agreement in New Zealand with interest at 9.5%, due on 4/1/05, with monthly payments of NZ$3,457 (US$2,366), unsecured.	-	-	6,843
Note dated 12/31/02 from the Company’s CEO, with interest at 10% due on or before 1/1/09, unsecured	117,316	117,316	117,316
Advance received through 8/31/03 from unrelated party, with no specified terms as to interest rate or security	-	-	100,000
Note dated 4/15/05 to an unrelated party, non-interest bearing with monthly payments of $10,000, due 12/31/06, unsecured	-	120,000	240,000

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

	7,368,410	7,506,309	7,568,681
Note dated 12/31/04 payable to unrelated party, with interest at 10% due 3/01/12 with monthly payments of $2,975 beginning on 1/1/07, unsecured	140,000	140,000	140,000
Note dated 12/14/06 payable to a bank, with interest at prime plus 1.25%, secured by up to $600,000 of the note receivable from Hanalei Bay Resort and personally guaranteed by the CEO of the Company. Balance is due 12/8/08. The CEO of the Company is entitled to loan fees due to his guaranty (See note 2)	600,000	-	-
Note payable to former developer of a hotel located in Guam, which resulted from a settlement agreement reached between The Company and the developer. The note is non-interest bearing and is due on or before January 18, 2008 (See Note 13).	500,000	240,000	240,000
Note dated 12/31/04 payable to unrelated party, secured by up to $800,000 of the note receivable from Hanalei Bay Resort (see note 3) with interest at 8%, balance is due on 1/1/08	447,121	642,769	642,769
Subtotal	9,541,433	9,159,370	9,608,177
Less Current Portion	1,179,965	923,624	465,132
Notes payable, non-current	8,361,468	8,235,746	9,143,045

The five year payout schedule for notes payable is as follows:

Year	Amount
2007	$1,179,965
2008	1,014,772
2009	7,282,254
2010	30,634
2011	33,808
2012	0
Total	$9,541,433

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

2004	Balance	Tax %	Tax
Federal loss carryforward	$ 5,925,856	34.0%	$ 2,014,791
State loss carryforward	5,925,856	6.4%	379,255
Foreign loss carryforward	723,616	33.0%	238,793
Valuation allowance			(238,793)
Deferred Tax Asset			$ 2,394,046

2005	Balance	Tax %	Tax
Federal loss carryforward	$ 4,821,531	34.0%	$ 1,639,362
State loss carryforward	4,821,531	6.4%	308,578
Foreign loss carryforward	766,181	33.0%	252,840
Valuation allowance			(252,840)
Deferred Tax Asset			$ 1,947,940

2006	Balance	Tax %	Balance
Federal loss carryforward	$ 3,935,958	34.0%	$ 1,338,226
State loss carryforward	3,935,958	6.4%	251,901
Foreign loss carryforward	958,439	33.0%	316,285
Valuation allowance			(316,285)
Deferred Tax Asset			$ 1,590,127

The Company expects to utilize $320,000 of the loss carryforward for the year ended December 31, 2007, and has therefore classified the deferred tax asset associated with the loss carryforward as a current asset on the Company’s consolidated balance sheet.

The valuation allowance increased by $14,047 to $252,840 during the period from 2004 to 2005, and increased by $63,445 to $316,285 during the period from 2005 to 2006.

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


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

ITEM 8B. OTHER INFORMATION.

On June 7, 2007, Castle entered into a Settlement Agreement with the developer of a hotel that was previously leased by Castle between 1999 and 2001.  Castle and the developer previously entered into a Compromise Agreement in 2001, which called for Castle to make certain payments to the developer, and also to issue 900,000 shares of its restricted common stock to the developer.  In 2001, Castle recorded the issuance of 900,000 shares of common stock to the developer.  The Settlement Agreement reached in June 2007 rescinded the 2001 Compromise Agreement, and therefore as of December 31, 2006, Castle voided the 900,000 shares that were previously issued.  Castle agreed to pay $500,000 to the developer, in monthly installments commencing in June 2007, with all amounts to be paid on or before January 18, 2008.  As of September 30, 2007 Castle has paid $300,000, leaving a balance owing of $200,000.

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

Name	Age	Position
Rick Wall	64	Chief Executive Officer, Director and Chairman of the Board
Alan R. Mattson	51	Chief Operating Officer and Director, President of Castle Resorts & Hotels, Inc.
Motoko Takahashi	63	Director
Jerry Ruthruff	60	Secretary and Director
Stanley Mukai	74	Director
Eduardo A. Calvo Jr.	51	Director
Roy Tokujo	66	Director
Michael Irish	54	Director
Tony Vericella	54	Director
Rick Humphreys	64	Director
John Brogan	74	Director
Michael S. Nitta	48	Principal Accounting Officer
K. Roger Moses	65	Chairman of the Board, and Director, (CRH New Zealand)
Howard S. Mendelsohn	49	Chief Financial Officer

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

As of July 31, 2000, Castle ceased filing public reports and other documents which it was required to file with the Securities and Exchange Commission.  No officer, director or 10% shareholder of Castle sold any of Castle’s equity securities during the period from July 31, 2000, to the date hereof.  During that period from July 31, 2000, and continuing until September 1, 2007, no officer, director or 10% shareholder of Castle reported his or her acquisition of Castle common stock received in exchange of forgiveness of indebtedness and/or in exchange for services rendered.  Appropriate beneficial ownership forms will be filed at or about the same time as the filing of this amended Annual Report.

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

ITEM 10. EXECUTIVE COMPENSATION.

Executive Compensation

The following table shows for the fiscal years ended December 31, 2004, 2005 and 2006, the aggregate annual remuneration of all highly paid persons who are executive officers or directors of Castle:


SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation ($) (h)	All Other Compensation ($) (i)	Total Earnings ($) (j)
Rick Wall CEO & Director	12/31/06 12/31/05 12/31/04	$201,250 $198,105 $167,990	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	$2,013 $1,981 $2,689	$203,263 $200,086 $170,679
Alan Mattson COO & Director President CRH	12/31/06 12/31/05 12/31/04	$163,950 $141,325 $121,812	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	$1,667 $1,438 $1,240	$165,617 $142,763 $123,052
Michael S. Nitta Principal Acctg Officer	12/31/06 12/31/05 12/31/04	$114,464 $124,534 $ 90,661	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	$1,154 $1,255 $ 927	$115,618 $125,789 $ 91,588


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


Name and Address	Beneficially Owned (1)	Shares % of Class (2)
Rick Wall 3 Waterfront Plaza, Suite 555 500 Ala Moana Boulevard Honolulu, HI 96813	2,651,500	27.8%
Motoko Takahashi 3 Waterfront Plaza, Suite 555 500 Ala Moana Boulevard Honolulu, HI 96813	238,900	2.5%
K. Roger Moses 3 Waterfront Plaza Suite 555 500 Ala Moana Boulevard Honolulu, HI 96813	372,500	3.9%
Roy Tokujo 1580 Makaloa St. Honolulu, HI 96814	380,000	4.0%
Jerry Ruthruff 700 Richards Street, Apt. 2709, Honolulu, HI 96813	300,000	3.2%
Stanley Mukai 500 Ala Moana Blvd 4th Floor Honolulu, HI 96813	147,000	1.5%
Michael S. Nitta 98-1722 Halakea St. Aiea, Hawaii 96701	160,200	1.7%
Alan R. Mattson 3 Waterfront Plaza, Suite 555 500 Ala Moana Boulevard Honolulu, HI 96813	102,000	1.1%
Directors and officers as a group (8 persons)	4,352,100	45.6%


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


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

Except for the transactions with HBII, the issuance of stock described above, the financing guarantee arrangement, the related party loans and the employment agreements with Rick Wall and Alan Mattson, there were no transactions, proposed transactions or outstanding transactions to which Castle or any of its subsidiaries was or is to be a party, in which the amount involved exceeds $50,000 and in which any director or executive officer, or any shareholder who is known to Castle to own of record or beneficially more than 10% of Castle’s common stock, or any member of the immediate family of any of the foregoing persons, had a direct or indirect material interest.


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

Date: November  7, 2007                                                        By  /s/ Rick Wall

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

Rick Humphreys

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