Form 10QSB
period 2007-09-30
CASTLE GROUP INC
filed 2007-11-14
CIK 918543

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-QSB

______________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date: September 30, 2007 - 9,538,055 shares of common stock.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

THE CASTLE GROUP, INC.

CONSOLIDATED BALANCE SHEET

SEPTEMBER 30, 2007

September 30, 2007
Current Assets
Cash and cash equivalents	$461,891
Accounts receivable, net of allowance for bad debts	3,099,892
Prepaids and other current assets	630,585
Total Current Assets	4,192,368
Property Plant & Equipment, net	7,902,042
Goodwill	54,726
Deposits	28,070
Restricted Cash	51,104
Deferred Tax Assets	1,687,324
Not Receivable - related party, net	4,381,332

TOTAL ASSETS	$18,296,966
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$3,108,576
Deposits payable	541,868
Current portion of long term debt	1,078,940
Current portion of long term debt to related parties	34,550
Accrued salaries and wages	1,001,517
Accrued taxes	74,883
Accrued interest	59,655
Other current liabilities	205,386
Total Current Liabilities	6,105,375
Non Current Liabilities
Long term debt, net of current portion	5,196,681
Notes payable to related parties	115,804
Deposits payable	51,104
Other long term obligations, net	3,039,716
Total Non Current Liabilities	8,403,305
Total Liabilities	14,508,680
Stockholders' Equity
Preferred stock, $100 par value, 50,000 shares authorized, 11,050 shares issued and outstanding	1,105,000
Common stock $.02 par value, 20,000,000 shares authorized, 9,538,055 shares issued and outstanding	190,761
Additional paid in capital	6,681,930
Retained deficit	-3,821,879
Accumulated other comprehensive income (loss)	-367,526
Total Stockholders' Equity	3,788,286

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$18,296,966

THE CASTLE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
THREE & NINE MONTHS ENDED SEPTEMBER 30, 2007 & 2006

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2007	2006	2007	2006
Revenues
Revenue Attributed from Properties	4,860,380	4,479,716	13,739,347	12,875,620
Management & Service	1,040,903	918,897	2,733,790	2,604,873
Other Income	105,814	89,005	267,998	277,038
Total Revenues	6,007,097	5,487,618	16,741,135	15,757,531

Operating Expenses
Property Expenses	4,421,530	4,053,896	12,815,286	11,937,850
Payroll & Office Expense	979,275	835,796	2,821,899	2,362,925
Administrative & General	411,130	139,231	868,000	373,836
Depreciation & amortization	59,968	47,342	175,828	143,753
Total Operating Expense	5,871,903	5,076,265	16,681,013	14,818,364
Income (Loss) from Operations	135,194	411,353	60,122	939,167
Interest Income	37,873	43,534	112,181	128,950
Interest Expense	-134,471	-123,558	-403,857	-371,954
Income Tax Expense (Benefit)	23,273	122,471	-97,197	277,683
Net Income (Loss)	15,323	208,858	-134,357	418,480

Other comprehensive income
Foreign Currency Translation Adjustment	-44,053	-104,479	-77,575	3,322
Total Comprehensive Income (Loss)	-28,730	104,379	-211,932	421,802

EPS
Basic	0.00	0.02	-0.01	0.04
Diluted	0.00	0.02	-0.01	0.04
Weighted Average Shares
Basic	9,538,055	10,438,055	9,538,055	10,438,055
Diluted	9,906,388	10,806,388	9,538,055	10,806,388

THE CASTLE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2007 & 2006

	2007	2006

Cash flows from Operating Activities
Net Income (Loss)	-134,357	418,480
Depreciation	183,037	143,753
Amortization of Discount	177,470	154,820
(Increase) Decrease in
Accounts Receivable	-550,885	-579,930
Other Current Assets	-351,071	-69,154
Deposits and Other Assets	0	-15,426
Restricted Cash	339,571	-113,628
Deferred Taxes	-97,197	277,683
Increase (Decrease) in
Accounts Payable & Accrued Expenses	602,353	389,355
Cash Flows From Operating Activities	168,921	605,953

Cash Flows from Investing Activities
Purchase of Assets	-106,457	-114,585
Cash Flows from Investing Activities	-106,457	-114,585

Cash Flows from Financing Activities
Payments on Notes	-714,887	-511,996
Cash Flows from Financing Activities	-714,887	-511,996

Effect of exchange rate on changes in cash	14,011	-7,640

Net Change in Cash	-638,411	-28,268
Beginning Balance	1,100,302	1,041,366
Ending Balance	461,891	1,013,098

Supplementary Information
Cash Paid for Interest	86,130	68,345
Cash Paid for Income Taxes	0	0

Unaudited – See accompanying notes to consolidated financial statements

Notes to Consolidated Financial Statements:

Summary of Significant Accounting Policies

Organization

The Castle Group, Inc. was incorporated under the laws of the State of Utah on August 21, 1981. The Castle Group, Inc. operates in the hotel and resort management industry in the State of Hawaii, New Zealand, Thailand, the Territory of Guam and the Commonwealth of Saipan under the trade name “Castle Resorts and Hotels.”

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

Note 1  Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the management, the accompanying interim financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation. The results of operations for the nine month period ended September 30, 2007, are not necessarily indicative of the results for a full-year period. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in Castle’s annual audited financial statements for the year ended December 31, 2006.

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

Note 3 Legal Settlement

On June 7, 2007, Castle entered into a Settlement Agreement with the developer of a hotel that was previously leased by Castle between 1999 and 2001.  Castle and the developer previously entered into a Compromise Agreement in 2001, which called for Castle to make certain payments to the developer, and also to issue 900,000 shares of its restricted common stock to the developer.  In 2001, Castle recorded the issuance of 900,000 shares of common stock to the developer. The Settlement Agreement reached in June 2007 voided the 2001 Compromise Agreement, and therefore as of December 31, 2006, Castle rescinded  the 900,000 shares that were previously issued. Castle agreed to pay $500,000 to the developer, in monthly installments commencing in June 2007, with the total of this amount to be paid on or before January 18, 2008. As of September 30, 2007, Castle has paid $300,000 of this amount, leaving a total of $200,000 remaining to be paid.

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

Plan of Operation

Principal products or services and their markets

The Castle Group, Inc. (“Castle,” “we,” or “us”) is a publicly-held company that manages luxury and mid-range resort condominiums and hotels on all of the major islands within the state of Hawaii, and resorts located in Saipan, New Zealand, Thailand and Guam.

In the state of Hawaii, we are considered one of the leading hospitality and hotel management companies and have earned the reputation of being both “Flexible and Focused,” which is Castle’s operating philosophy.  Flexible, to meet the specific needs of property owners and condominium owners at the properties that we manage.  Focused, in our efforts to achieve enhanced rental income and profitability for our owners.

Marketing Strategy

Most of our marketing efforts are focused towards acquiring and retaining guests for the properties we manage. Castle does not own any hotels or resorts; however, it has made an investment in the property that it manages in New Zealand. Marketing is done through a variety of distribution channels including direct Internet sales, wholesalers, online and traditional travel agencies and group tour operators.  Recently, Castle has expanded its sales and marketing staff and implemented a redesign of its interactive web site (www.Castleresorts.com).  Unlike many other hotel and resort operators, we do not market the properties we manage under the Castle brand. Instead of emphasizing the “Flag” or chain name, Castle’s strategy is to promote the name and reputation of the individual properties under management.  We believe that this allows the consumer to better choose the specific type of vacation experience desired based upon the specific attributes of the property selected.

We recently launched our redesigned website which has a customized proprietary booking engine and intuitive functionality, that we believe sets us apart from our competitors.   Our website (CastleResorts.com) offers state-of-the-art functionalities, user-friendly navigation, interactive features and rich content, while offering attractive rates and a travel booking engine that can handle rate conversions for over 100 foreign currencies. Castle’s proprietary online booking engine supports a dynamic pricing model which maximizes revenues for all of our properties under management.  We intend to continue to invest in optimizing our on-line presence directed specifically towards our own website, since revenue derived through our own branded website yields a higher margin utilizing retail rates.

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

For customer convenience, we offer direct to consumer online booking reservations of guest rooms at resort and condominium properties under contract and also vacation packages with attractions and activities related to our hotels and condominiums through Castle’s interactive web site at www.CastleResorts.com.

Diversity

Castle has a diverse portfolio of properties located in desired island resort destinations throughout the Pacific Region and beyond.  We operate and manage 25 hotels, resort condominiums, luxury villas and lodge accommodations throughout Hawaii, Micronesia, New Zealand and Thailand.

In Hawaii, Castle is the only lodging chain that represents properties on the five major Hawaiian Islands of Oahu/Waikiki, Maui, Kauai, Molokai and Hawaii, which allows customers the option to island-hop, and provides Castle cross-selling opportunities.  Our Honolulu headquarters serves as the epicenter for international operations in Saipan, Guam, New Zealand and Phuket in Thailand, and positions us for expansion in Southeast Asia as well as throughout the Pacific.  Our diverse destinations offer customers the opportunity to discover new experiences and varying cultures.

Castle offers a wide range of accommodations at various price points from exclusive private villas, full-service all-suites hotels, oceanfront resort condominiums, to modestly priced hotels with up to 600 guest rooms.  Our collection of all-suites condominium resorts, hotels, villas, lodges and vacation rentals allows customers to select the best accommodation to suit their individual style and budget.

Our ability to deliver consistent financial returns to our property owners demonstrates Castle’s competency in managing and marketing a wide range of accommodations to our customers via multiple channels of distribution.

Brand Strategy

Each property Castle manages is individually branded in order to extract maximum value from its strengths.  The Castle brand stays in the background and our focus is on marketing the uniqueness of each property, while satisfying the needs and expectations of our owners.  Each property we manage maintains its own brand identity and personality, while utilizing the Castle advantage of our powerful marketing resources, channel distribution, resort management expertise, industry partnerships and networks.

Castle’s brand strategy is one of the areas that clearly differentiates us from the high profile branded hospitality companies.  When a hotel owner or developer is considering contracting a large worldwide hospitality company for possible hotel management, there are several considerations that must be assessed. With major worldwide brands, usually comes the high costs that the owner must bear to sustain the expensive marketing and operational expense that the brand demands to offset their marketing costs. There are also some tangible differences from the guest’s or customer’s perspective as well. At Castle, we believe that one size does not fit all.

Castle markets each property with its own independent brand identity and deploys customized marketing programs to fit the specific demographics attracted to each of our properties. Through our brand building efforts, we begin the process of positioning each of our resort brands to our key market segments, niche targeted customers and distribution channels.

We also do not flag our properties with the Castle name. The advantages of doing so are several. There is a high demand for the independent smaller boutique hotels and condominiums, as travelers favor a more individualized and unique travel experience.  This ongoing trend towards smaller, independent hotels, as opposed to the familiar mid-range chains, is not only occurring in Hawaii, but seen throughout the world tourism marketplace.  This increased demand is fueled by the following traveler’s expectations:

     *     Seeking personalized recognition, attention, and service.

     *     Desiring hotel and condominium accommodations that impart a sense of place and provides a unique guest experience.

     *     Demanding quality and personalized service, which creates high retention and repeat customers.

Marketing Programs and Promotions

Castle has implemented numerous marketing programs and promotions directed towards both the consumer and trade markets to generate incremental revenue and market loyalty for the individual properties.  We have developed a wide range of programs designed specifically to reflect the unique attributes of each of our resort properties, while providing various incentives. At any given time, we may have up to 50 ongoing marketing programs and promotions in place, Some of which are seasonal to drive incremental room night revenues during valley or shoulder periods and some of which are ongoing throughout the year.  Below is a sampling of several ongoing marketing programs and promotions currently in place:

Castle’s Best Rate Guarantee: The Castle Best Rate Guarantee program is a signature Castle program which assures customers they will always be guaranteed the best pricing via the Internet.  This ensures that our distribution partners, particularly the online travel agencies, do not undercut our retail pricing in the marketplace.   If qualified, the customer receives the best rate along with a category upgrade, late check out privileges and other benefits such as waiving the full advance payment and the ability to modify or cancel without penalty.

Castle Advantage: The Castle Advantage program provides those aged 50 years and up, special discounted programs and rates.  Baby boomers enjoy traveling and are an excellent target audience, as they have both the time and money to explore the type of destination experiences Castle offers.

T’anks Hawaii:  Local resident business is pursued year-round, particularly during the slower seasons when inbound travel slows and rooms are more readily available at discounted rates. Each destination actively targets this market whether in Guam, New Zealand for holiday periods or year-round in Hawaii. The benefit to Castle is that the local residents will recommend Castle to incoming friends, family and business associates in the destinations that Castle serves. In Hawaii, the seasonal T’anks Hawaii program is offered, which includes accommodations at a preferred Castle property, rental car and a free tank of gas.

We also have specialized marketing packages aimed at specific audiences such as our frequent flyer programs with Hawaiian Airlines, Aloha Airlines and Japan Airlines, Mileage points are awarded for stays at Castle properties and additional promotional opportunities are provided by these select airlines.  Additionally, we offer  benefits programs and discounts targeted towards the babyboomers known as the new  “seniors” for those aged 50 years and up; the military, government employees, business travelers, industry personnel and membership organizations, Castle provides bonus incentives to travel agents for referrals, industry discounts to airline employees and travel agents, and specially discounted rates are offered to members of clubs and associations with thousands of members such as AAA, Entertainment and Quest, to name a few.

Guest Relations and Quality Assurance

Rather than a generic approach to the guest experience, Castle provides a customized guest relations programs that focuses on the uniqueness of each resort property and the host culture.   Each aspect of the guest touch points is given careful consideration from the welcome through to the farewell, as well as the in-room experience.  Castle’s Guest Relations Committee (GRC), along with the feedback from each properties staff and owners, customizes the program; establishes standards; provides staff training; conducts periodic inspections and on-going basis reviews; all of which evolves the program for continual improvement.  This effort is driven from within our operations team and the primary objective is to positively differentiate the Castle guest’s experience, from its competitors.

Castle’s quality assurance program helps monitor and ensure that we deliver the highest level of service.  Our guest satisfaction program gives us the feedback from the guest’s perspective, which is reflected in our hospitality report card.  Utilizing a third-party research and polling firm, we are able to benchmark our service levels and compare them to Castle’s aggregate.  We share the quarterly reports with our owners and use this quantifiable data to help us determine what areas we are doing well in and what areas need attention.  This guest satisfaction program is tied into the general manager’s responsibilities and bonus plan.  As a hotel management company, our guest satisfaction is our highest priority and focus, alongside with our owners’ satisfaction and favorable financial returns.

Corporate Culture

Castle’s corporate culture has been internally branded as “F & F,” which means Flexibility and Focus.  The organization and infrastructure is solid; and designed for maximum flexibility to react to any and all marketplace dynamics; while at the same time, allowing us to remain focused on our objectives and overall strategy without losing focus or perspective.

Portfolio of Properties Under Management

Castle’s quality of services and value-added proposition to our properties under management has allowed us to enjoy a consistently high level of contract renewals.  Currently, Castle provides services to the following properties:

Hawaii	Location	Hotel and Resort	Since
	Kauai	Kaha Lani Resort	2004
	Kiahuna Plantation & The Beach Bungalows	1997
	Lanikai Resort	1997
	Lae Nani Resort	1997
	Makahuena at Poipu	1995
	Poipu Shores	1994

	Oahu	Hokele Suites Waikiki	2006
		Maile Sky Court	2007
		Pacific Marina Inn	1993
		Ocean Resort Waikiki Hotel	2007
		Waikiki Shore	2003

	Maui	Kamaole Sands	1994
		Maui Beach Hotel	1999

	Molokai	Kaluakoi Villas	1993

	Hawaii	Hilo Hawaiian Hotel	1993
		Kona Bali Kai	2005
		Kona Reef	1993
		Nomura Hawaii Village	2001
		Waimea Country Lodge	1995

Guam		Hotel Santa Fe	2007
		Imperial Suites	2006

Thailand	Phuket	Kata Gardens	2007
		Katamanda Villas	2007

Micronesia	Saipan	Aquarius Beach Tower	1997

New Zealand	Auckland	Spencer on Byron	2001

Sources of Revenues

Castle earns its revenues by providing several types of services to property owners including, hotel and resort management and operations; reservations staffing and operations; sales and marketing; and accounting.  In addition, Castle provides design services to properties that are furnishing, refurnishing or remodeling, as well as pre-opening technical services for new hotel and resort properties being planned or under construction.  Castle’s revenues are derived primarily from two sources: (1) the rental of hotel rooms and condominium accommodations; and food and beverage sales at the properties it manages and; (2) fees paid for services it provides to property owners.  Castle also derives revenues from commissions and incentive payments, based on sales and performance criteria at each property.

Historically, Castle has contracted its full management services to property owners and condominium owners associations (“AOAO”) on either a Gross Contract or a Net Contract basis.  Under the Gross Contract basis, the remaining gross revenues for guest stays and other sources of revenue are paid to Castle, after a portion of the gross revenues are retained by the property or condominium owners.  Castle then pays for the expenses of operating the property from its portion of the revenue.  Castle recognizes this revenue as “Revenues Attributed from Properties” in its consolidated financial statements.  Under the Net Contract basis, Castle receives a fixed percentage of the gross revenue collected by the property as a fee, and the property owners are responsible for paying the operating expenses from their portion.  This revenue is included as “Revenues from Management and Services.”  In either case, Castle may be required to meet certain minimum service or operating performance levels, such as occupancy or daily rate, in order to achieve levels of compensation over and above base levels.  In most full management contracts, Castle is responsible for setting prices, room rates and for maintaining favorable occupancy levels in the units that it manages.

In addition to full management service contracts, Castle has contracted with some property owners or owners associations for selected services, such as sales and marketing only or reservations only.  In these cases, Castle receives its revenue on a fixed or variable fee basis.  Hotel and resort properties in general undergo remodeling or redesign every few years, in order to provide a fresh and new experience for the guest.  Frequently, Castle has entered into one time or restricted period contracts with property owners or associations, to provide technical operating or design advice, when a new property is being planned or built, or an existing property is in the process of a planned remodel or repositioning.

Industry Trends

Hawaii

Over the years, much of Castle’s growth and expansion has been associated with the rapid and consistent growth in Hawaii’s tourism industry.  Increasing visitor arrivals, higher room rates, and consistently high occupancy levels were expected year after year and relied upon by property owners.  Recently however, this expansion has slowed down and according to 2007 visitor counts (see chart below), are expected to drop for the first time in recent history and then recover again at more modest levels for at least the next three years.

Actual and Forecast Key Economic Indicators for Hawaii:

2005 to 2010

Economic Indicators	2005	2006	2007	2008	2009	2010
	(Actual)			(Forecast)

Visitor arrivals (thousands)	7,494	7,561	7,540	7,656	7,809	7,962
Visitor days (thousands)	68,242	69,216	68,488	69,600	71,005	72,440
Visitor expenditures (million dollars)	11,904	12,381	12,697	13,274	13,941	14,639
Annual Percentage Change

Visitor arrivals	7.20%	0.90%	-0.30%	1.50%	2%	2%
Visitor days	7.70%	1.40%	-1.10%	1.60%	2%	2%
Visitor expenditures	9.60%	4%	2.60%	4.50%	5%	5%
Hawaii State Department of Business, Economic Development & Tourism, August 15, 2007.

During the past few years, there has been a surge in new renovations and improvements made to existing properties, due to the strict zoning laws and overall cost structure.  There have been virtually no new hotel rooms or new inventory built in Hawaii recently.  The current trend is now towards considerable expansion in the number of the number of resort condominium units in Hawaii.

This type of accommodation increased by 10% between 2005 and 2006, with nearly 2,000 new resort condominium units going online during 2006.  This has presented a large opportunity for us, as Castle competes aggressively for new management contracts which arise from these new projects.  Management of resort condominiums is a niche that Castle has specialized in since its inception.

Type	# Properties 2006	# Units 2006	Change From 2005	% Change from

Apartment/Hotel	21	347	(14)	(4%)
Bed and Breakfast	179	596	(27)	(5%)
Resort Condo/Hotel	232	17,235	1,988	10%
Hostles	12	342	(5)	(1%)
Hotel	141	43,637	(2,424)	(6%)
Ind. Vac. Unit	531	2,014	(424)	(27%)
Timeshare	45	7,271	344	5%
Others	54	1,072	(48)	(5%)
Total	1,215	72,516	(610)	(1%)

Source: 2006 VISITOR PLANT Inventory – Hawaii State Dept. of Business, Economic Development & Tourism.

At the same time, statistics also reveal that resale values of vacation condominiums have flattened and resale of this type of units have dropped considerably.  Castle sees this unique set of circumstances as an opportunity to capture additional market share.  More and more property owners are refocused on efficient management of their vacation property and are aggressively seeking out new ways to attract guests in order to maintain high occupancy levels.  Castle’s sales and marketing expertise offers an attractive solution to these property owners, as costs and efficiencies are key concerns of most owners.

Due to Castle’s standing in the industry, we are consistently being asked by properties which were formerly entrenched with other management companies, to make proposals to manage their rental programs.

Thailand

Thailand is one of the most popular destinations in Southeast Asia and the Pacific Region with its combination of breathtaking beauty, renowned hospitality, and delicious cuisine.  Thailand is also one of the fastest growing large market tourist destination in the Pacific and the fifth fastest growing destination in the region overall (1).  The Kingdom of Thailand made rapid strides in tourism growth since the disastrous tsunami of a few years ago and has reestablished itself as a leading destination for a wide variety of travelers.

No.	Country/Destination	Period	2005	2006	% Change
1	Maldives	Jan-Sep	263,467	434,987	65.1
2	Vanuatu	Jan-Jul	66,789	87,541	31.1
3	Bhutan	Jan-Jul	5,882	7,546	28.3
4	Tonga	Jan-Mar	6,738	8,025	19.1
5	Thailand (air arrivals in Bangkok)	Jan-Sep	6,096,142	7,188,802	17.9
6	Cambodia	Jan-Jul	794,547	936,439	17.9
7	Macau SAR	Jan-Aug	12,321,130	14,146,971	14.8
8	Chile	Jan-May	929,560	1,062,839	14.3
9	India	Jan-Aug	2,454,352	2,785,328	13.5
10	Samoa	Jan-Aug	62,084	69,681	12.2

(1) Pacific Asia Travel Association

This trend is forecasted to continue with annual growth rates in Visitor Arrivals of between 10% to 12% through 2010(2).

(2)  Source:  Thailand Toursism Report Q3-2007

Overlaying this growth is a trend within Thailand for expansion of tourism in specific locations.  The primary areas for expansion are, Phuket, Pattaya, Hua Hin/Cha-am, Samui, Krabi, Phang-nga and Chang Mai.  Castle is focusing its expansion plans in these areas and working with project owners and developers to establish management contracts for this emerging vacation rental market.

Growth Strategy

The majority of the properties presently managed by Castle are located within the state of Hawaii.  In addition, Castle manages properties in New Zealand, Guam, Micronesia, and most recently, in Thailand.  We believe that there are significant opportunities to expand Castle’s operations both in the markets it currently serves, as well as other Pacific Basin and Asian vacation destinations.  Consequently, over the last several quarters, we have announced new key management appointments and promotions as part of our strategic plan to position Castle for significant growth within our current markets and to capitalize on the emerging growth opportunities, particularly within the Asian markets.  In 2007, Castle formed its Thailand division to support its new business initiatives in Thailand.

Also as apart of our growth initiatives, we have formed an experienced acquisition team and have engaged in strategic alliances with various hospitality development companies and prominent investment banks, who wish to team up with us in pursuing growth opportunities within our key targeted markets.  Significant opportunities for Castle to obtain additional contracts within the State of Hawaii are also available to us due to a myriad of factors that include sales of properties, foreclosures, underperformance and dissatisfaction with the current management of our competitors.  The real estate boom experienced throughout the United States has also affected the hotel and resort condominium markets of Hawaii, as many properties have been sold or are now on the market.  Castle’s history and experience of managing properties in Hawaii has positioned Castle as a market leader in new property acquisition.   Most members of Castle’s executive management team are career hospitality industry executives with big brand experience and strong ties to Hawaii and the Pacific Rim.

As part of Castle’s strategies to secure long term, multi- year management contracts, from time to time, we have found it advantageous to purchase or lease selected real property within a resort or condominium project.  This occurred in 2004, when Castle’s wholly owned subsidiary, NZ Castle Resorts and Hotels Limited, entered into an agreement to purchase all of the shares of Mocles Holdings Limited (“Mocles”), a New Zealand Corporation.  Mocles owns the Podium levels (“Podium”) of the Spencer on Byron Hotel in Auckland, New Zealand, which includes the front desk, restaurant, bar, ballroom, board room, conference rooms, back of the house facilities and other areas necessary for the hotel’s operation.  Through our ownership of the Podium and a multi-year management contract for the Spencer on Byron hotel, Castle is assured of ongoing revenues in future years from this property.

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

Revenues

Total Revenues for the three months ended September 30, 2007, increased to $6.0 million, compared to $5.5 million for the three months ended September 30, 2006. Total Revenues were also up during the nine months ended September 30, 2007, to $16.7 million, compared to $15.8 million in the same period the prior year.  The increase reflects increases in revenue from domestic operations in both the thee months and nine months of 2007, primarily as a result of the addition of two properties in 2006, one in September 2006 and the other in October 2006, and the addition of two properties in 2007, one in June 2007 and the other in July 2007, together with modest increases in rates and occupancy at the properties under Castle’s management.  Castle’s total revenue attributed from properties increased during the third quarter ended September 30, 2007, to $4.9 million from $4.5 for the three months ended September 30, 2006; and for the nine months ended September 30, 2007 to $13.7 million from $12.9 million.  Management and Service Revenues during the third quarter increased from $919,000 in 2006 to $1,041,000 in 2007, and increased from $2.6 million to $2.7 million for the nine months ended September 30 of both 2006 and 2007.  Other income for the third quarter ended September 30, 2007, and 2006, increased from $89,000 to $106,000, while the nine month totals reflect a slight decrease to $268,000 for 2007 as compared to $277,000 for the year earlier period.  This decrease is a result of a special project undertaken for one of the properties managed by Castle during 2006, which contributed to additional Other Income.

Property Expenses are those expenses related to the management of the resort and condominium properties which are operated on a Gross Revenue contract basis.  Property Expenses increased to $4.4 million for the three months ended September 30, 2007, from $4.1 million in the three months ended September 30, 2006.  Similarly, Property Expenses increased to $12.8 million for the nine months ended September 30, 2007, from $11.9 million in the same period last year.  These expense increases are in line with revenue increases and reflect cost increases relating to general inflationary increases in operating costs including wages and other costs of management of the properties under contract.  Due to its dependence on shipping, costs in Hawaii are particularly sensitive to overall energy price increases.  Gross profit from Gross Revenue Contract properties increased from $426,000 to $439,000 during the third quarter ended September 30, 2007, as compared to the year earlier period.  Similarly, Gross profit from Gross Revenue Contract properties decreased to $924,000 for the nine months ended September 30, 2007, from $938,000 in the year earlier period.  The decrease reflects the general inflationary increases in operating costs including wages and other costs of management of the properties under contract which were not recovered through increased revenues.

Payroll and Office expenses increased during the third quarter of 2007 to $979,000 from $836,000 in the third quarter of 2006 and to $2.8 million from $2.4 million for the nine month periods ending September 30, 2007, and September 30, 2006, respectively.  These increases were primarily related to increased staffing and personnel costs to support the additional properties under management in 2007, as well as additional staffing to enhance Castle’s reservations center and costs related to establishing the Castle Design Group.  In addition, Castle has secured additional management contracts during the year, most recently, for a 596 room property that will commence in the fourth quarter of the year. Castle added staffing in order to provide pre-opening services such as sales, marketing, purchasing and human resource support to service these additional contracts to ensure that these properties would operate without interruption and maximize revenues to their owners during the transition from the former management companies.  Administrative and General Expenses totaled $411,000 for the three months ended September 30, 2007, as compared to $139,000 for the same period last year and totaled $868,000 for the first nine months of 2007 as compared to $374,000 for the similar period last year.  This increase is a result of travel and other costs related to Castle’s ongoing expansion into Thailand and other Pacific Basin and Asian vacation destinations and legal and professional fees related to the preparation and filing of Castles' financial and corporate documents with the SEC and certain legal matters.

EBITDA

EBITDA reflects Castle’s earnings without the effect of depreciation, interest income or expense or taxes.  Castle’s management believes that in many ways it is a good alternative indicator of Castle’s financial performance as it removes the effects of non cash depreciation and amortization of assets as well as the fluctuations of interest costs based on its borrowing history and increases and decreases in tax expense brought about by changes in the provision for future tax effects rather than current income.  A comparison of EBITDA and Net Income is shown below.  For the nine months ended September 30, 2007, EBITDA was $235,950 compared to $1,082,920 for the same period in 2006.  For the three months ended September 30, 2007, EBITDA was $195,163 compared to $458,695 for the same period in 2006.  The decrease in EBIDTA in both the three months and nine months ended September 30, 2007, as compared to 2006, is primarily due to investments which Castle made in increased staffing and systems to support the growth in the number of properties and expansion into new geographic regions.

Comparison of Net Income to EBITDA:	THREE MONTHS ENDED SEPTEMBER 30		NINE MONTHS ENDED SEPTEMBER 30
	2007	2006	2007	2006

Net Income (Loss)	15,323	208,858	(134,357)	418,480
Add Back:
Depreciation & amortization	59,968	47,342	175,828	143,753
Interest Income	(37,873)	(43,534)	(112,181)	(128,950)
Interest Expense	134,471	123,558	403,857	371,954
Income Tax Expense (Benefit)	23,274	122,471	(97,197)	277,683
EBITDA	195,163	458,695	235,950	1,082,920

Depreciation and Amortization

Castle’s business does not typically require significant capital expenditure for equipment or fixed assets.  As a result, Depreciation and amortization expense of $59,968 for the three months ended September 30, 2007, and $175,828 for the nine months ended September 30, 2007, was in line with the expense of $47,342 and $143,753for these items in the same periods last year.

Interest Income and Expense

Interest income of $37,873 for the three months ended September 30, 2007, as compared to $43,534 in the same period last year and nine month totals of $112,181 for the period ended September 30, 2007, as compared to $128,950 in the prior year, reflect the amortization of a discount on a note receivable.  Interest Expense of $134,471 for the three months ended September 30, 2007, and as compared to $123,558 for the same period last year and $403,857 for the nine month period ended September 30, 2007, as compared to $371,954 for the same period last year, reflect an increase in Castle’s long term debt borrowings for the refinancing of a note which was paid in full in December of 2006.  Interest expense also increased due to interest on a third note relating to the purchase of Castle’s assets in New Zealand.

Income Tax

Income tax expense for the third quarter ended September 30, 2007, was $23,273 compared to $122,471 for the prior year.  For the nine months ended September 30, 2007, a decrease in the  income tax provision as a result of  increased operating losses and adjustment in the accumulated tax liability relating to the use of Operating Loss Carry forwards caused a reversal of Income Tax Expense of  $97,197 compared to Income Tax Expense of $277,683 for the prior year.

Net Income (Loss)

Net income for the three months ended September 30, 2007, totaled $15,323 as compared to net income of $208,858 in the year earlier period.  Net loss for the nine months ended September 30, 2007, was $134,357 as compared to a net income of $418,480 for the year earlier period.  This is primarily a result of Castle investing in the resources necessary to service the additional contracts that will commence during the fourth quarter and during 2008.

Foreign Currency Translation Adjustment

For consolidated entities whose functional currency is not the U.S. dollar, Castle translates their financial statements into U.S. dollars.  Assets and liabilities are translated at the exchange rate in effect as of the financial statement date, and results of operations are translated using the weighted average exchange rate for the period.  Translation adjustments from foreign exchange are included as a separate component of Stockholders’ Equity.  Changes in carrying value of the assets and liabilities of the consolidated entities outside of the United States due to foreign exchange rates are reflected as Foreign Currency Adjustments.  Downward Foreign Currency Translation adjustments totaled $44,053 for the three months and $77,575 for the nine months ended September 30, 2007, which reflects a decrease in the U.S. dollar to New Zealand dollar exchange rate during 2007.  For the prior year Castle recorded Foreign Currency Translation adjustments of ($104,479) and a positive $3,322 for the three and nine months periods ended September 30, 2006, respectively.

Total Comprehensive Income

Total Comprehensive Loss for the  three months ending September 30, 2007, totaled $28,731 as compared to income of $104,379 in the year earlier period.  Total Comprehensive Loss for the nine months ended September 30, 2007, was $211,932 as compared to a income of $421,802 for the year earlier period.  This is primarily a result of the changes in Revenue and Property Operating Expenses noted above and the changes in Income Tax expense and Foreign Currency Translation adjustments also noted above.

Off-balance sheet arrangements

None; not applicable.

Item 3(a).  Controls and Procedures.

Management’s annual report on internal control over financial reporting

As of the end of the period covered by this Quarterly Report, Castle carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (“CEO”), Principal Accounting Officer (“PAO”), and Chief Financial Officer (“CFO”) of the effectiveness of our disclosure controls and procedures.  Based on this evaluation, our CEO, PAO and CFO concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our CEO, PAO and CFO, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic Securities and Exchange Commission reports.  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our CEO, PAO and CFO have concluded that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives.  However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.  In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting during this period represented by this Quarterly Report.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None: not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the quarterly period ended September 30, 2007.

Use of Proceeds of Registered Securities

No proceeds were received from the sale of registered securities during the quarterly period ended September 30, 2007.

Purchases of Equity Securities by Us and Affiliated Purchasers

None; not applicable.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

None; not applicable.

Item 5. Other Information.

            (a) On October 1, 2007, Castle began managing the operations, sales, marketing, and reservations of the 596-room Maile Sky Court property in Honolulu, Hawaii.   The addition of this property is anticipated to have a positive effect on the revenues, EBITDA and Net Income of Castle beginning in the 4th quarter of 2007.

            (b) Nominating Committee.  During the quarterly period ended September 30, 2007, there were no changes in the procedures by which security holders may recommend nominees to Castle’s Board of Directors.

Item 6. Exhibits

(a) Exhibits and index of exhibits.

31.1 302 Certification of Rick Wall, Chief Executive Officer

31.2 302 Certification of Howard Mendelsohn ,Chief Financial Officer

32    Section 906 Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CASTLE GROUP, INC.

Date:	11/14/07	By:	/s/Rick Wall
Rick Wall
Chief Executive Officer and Chairman of the Board of Directors

Date:	11/14/07	By:	/s/Howard Mendelsohn Chief Financial Officer