Form 10KSB
period 2007-12-31
CASTLE GROUP INC
filed 2008-04-15
CIK 918543

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Common Stock, $0.02 par value

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

Yes [X]   No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [  ]

Indicate by check mark whether the Issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]   No [X]

Issuer’s revenues for its most recent fiscal year:  December 31, 2007:  $21,026,079

As of March 31, 2008, there were approximately 4,708,655 shares of common voting stock of the Issuer held by non-affiliates. As of April 8, 2008, the closing price of the common stock on the OTC Bulletin board was $1.20 per share or an aggregate value of $4,802,828.

Issuers Involved in Bankruptcy Proceedings During the Past Five Years

Not applicable.

Check whether the Issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Not applicable.

Applicable Only to Corporate Issuers

Number of shares outstanding of the Issuer’s common stock as of March 31, 2008:   9,538,055

Documents Incorporated by Reference

See Part III, Item 13.  The Exhibit Index appears on page 63.

Transitional Small Business Disclosure Format: Yes [  ] No [X]

TABLE OF CONTENTS

PART I

4

ITEM 1.  DESCRIPTION OF BUSINESS

4

ITEM 2. DESCRIPTION OF PROPERTY

15

ITEM 3. LEGAL PROCEEDINGS

17

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

18

PART II

18

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES                                        18

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

20

ITEM 7.  FINANCIAL STATEMENTS

29

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.                                                                                                  52

ITEM 8A(T). CONTROLS AND PROCEDURES.

52

ITEM 8B.  OTHER INFORMATION.

52

PART III

53

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT                                            53

ITEM 10. EXECUTIVE COMPENSATION.

57

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.                                                  59

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

61

ITEM 13. EXHIBITS.

63

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

63

SIGNATURES

64

Forward-looking Statements.

The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a safe harbor for forward-looking statements made by or on behalf of Castle. Castle and its representatives may from time to time make written or oral statements that are “forward-looking,” including statements contained in this Annual Report and other filings with the Securities and Exchange Commission, and in reports to Castle’s stockholders.  Management believes that all statements that express expectations and projections with respect to future matters, as well as from developments beyond Castle’s control, including changes in global economic conditions, are forward-looking statements within the meaning of the Act.  These statements are made on the basis of management’s views and assumptions, as of the time the statements are made, regarding future events and business performance.  There can be no assurance; however, that management’s expectations will necessarily come to pass.

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

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

A.

SUMMARY OF SIGNIFICANT EVENTS DURING 2007

During 2007, Castle entered into 6 new contracts with numerous properties in Hawaii, Guam, and Thailand.  These additions increased the total number of units under contract to approximately 3,200, nearly doubling the number of units under contract as compared to year-end 2006.

At midyear, the Company entered into a new sales and marketing agreement with the Ocean Resort Hotel and took over full management of the Hotel Santa Fe.  The Ocean Resort Hotel is a 450 room mid range hotel in the heart of Waikiki in Honolulu, Hawaii.  The Hotel Santa Fe is a 110 room beachfront boutique hotel on Hagatna (Agana) Bay in Guam.  On October 1, 2007, Castle began managing all aspects of the 596 room Maile Sky Court mid-range hotel in Waikiki.  In December 2007, the Company began handling sales, marketing and reservations for the 310 room Queen Kapiolani Hotel in Honolulu.

In 2007, the next step in Castle’s global expansion plans unfolded with the procurement of two new contracts in Thailand; the Katamanda resort on the southwest coast of Phuket Island, and the Baan Taling Ngam Resort and Spa on the island of Koh Samui. The addition of these two properties underscores the company’s expansion of its high –end luxury vacation offerings. The 40-unit Katamanda is an exclusive villa estate overlooking the beach areas of Kata Noi and Tata Beach. This luxury resort features two, three and six bedroom villas which include living, kitchen and dining areas and with some units, a private pool.  The Baan Taling Ngam Resort and Spa is a secluded exotic beachfront retreat set amongst thousands of coconut treas. This 70-unit resort overlooks the Gulf of Thailand and Ang Thong Marine National park and features deluxe hotel rooms and suites, as well as, two and three bedroom private villas.

In the fall of 2007, the Company filed Form 10-QSB reports for the quarters ending September 30, 2006, March 31, 2007 and June 30, 2007 and a Form 10-KSB for the year ending December 31, 2007 (including audited financial statements for 2004, 2005 and 2006) with the Securities and Exchange Commission.  Castle had not previously filed such reports since 2000 and its common stock had not been trading on any securities exchange since that time.  The Company was subsequently granted approval for the listing and trading of its common stock on the OTC Bulletin Board under the symbol CAGU in late December.  The Company’s common stock began trading on the OTC Bulletin Board on December 31, 2007

In October 2002, Castle filed an action against Manhattan Guam for damages caused by Manhattan Guam’s breach of a compromise agreement of a previous dispute which Castle and Manhattan Guam had signed in 2001.  Manhattan Guam filed a counterclaim seeking to rescind the compromise agreement and/or collect the amounts which it contended were owed by Castle pursuant to that agreement.  In June, 2007, Castle and Manhattan Guam executed a new Settlement Agreement whereby the previous compromise agreement, the promissory note and 900,000 shares of Castle’s common stock issued to Manhattan Guam in connection with the previous compromise agreement, were all canceled upon Castle’s payment of a total of $500,000 to Manhattan Guam.  As of January 18, 2008, Castle has paid in full all amounts owed to Manhattan Guam pursuant to the new settlement agreement, and the prior compromise agreement, promissory note and stock certificate for 900,000 shares of Castle’s common stock have been cancelled.

B. THE PRESENT STATUS OF CASTLE

Principal products or services and their markets

The Castle Group, Inc. (“Castle,” “we,” or “us”) through its subsidiaries manages luxury and mid-range resort condominiums and hotels on all of the major islands within the state of Hawaii, and resorts located in Saipan, New Zealand, Thailand and Guam.

We are considered one of the leading hospitality and hotel management companies in Hawaii and have earned the reputation of being both “Flexible and Focused,” which is Castle’s operating philosophy.  Flexible, to meet the specific needs of property owners and condominium owners at the properties that we manage.  Focused, in our efforts to achieve enhanced rental income and profitability for our owners.

Portfolio of Properties Under Management

Castle’s quality of services and value-added proposition to our properties under management has allowed us to enjoy a consistently high level of contract renewals.

As of March 31, 2008 Castle provides services to the following properties:

Hawaii	Location	Hotel and Resort	Since
	Kauai	Kaha Lani Resort	2004
	Kiahuna Plantation & The Beach Bungalows		1997
	Lanikai Resort		1997
	Lae Nani Resort		1997
	Makahuena at Poipu		1995
	Poipu Shores		1994
	Oahu	Hokele Suites Waikiki	2006
		Maile Sky Court	2007
		Pacific Marina Inn	1993
		Ocean Resort Waikiki Hotel	2007
		Queen Kapiolani Hotel	2007
		Waikiki Shore	2003
	Maui	Kamaole Sands	1994
		Maui Beach Hotel	1999
	Molokai	Kaluakoi Villas	1993
	Hawaii	Hilo Hawaiian Hotel	1993
		Kona Bali Kai	2005
		Kona Reef	1993
		Nomura Hawaii Village	2001
		Waimea Country Lodge	1995
Guam		Hotel Santa Fe	2007
		Imperial Suites	2006
Thailand	Phuket	Katamanda Villas	2007
	Koh Samui	Baan Taling Ngam	2007
Micronesia	Saipan	Aquarius Beach Tower	1997
New Zealand	Auckland	Spencer on Byron	2001

During 2007 The Diamond Resort, located on Maui, was in the process of being sold to a new owner.  The sales and marketing services previously provided by Castle were in sourced by the current ownership team in anticipation of the sale.  The Company stopped providing sales and marketing services to the resort in November of 2007.  Also, during 2007 the Company entered into an interim agreement to provide sales and marketing services to Kata Gardens, a small condominium property in Thailand.  Castle ceased providing such services after the interim period was concluded.

Castle is a full service hospitality company which earns its revenues by providing several types of services to property owners including, customized hotel and resort management and operations; reservations staffing and operations; sales and marketing; and accounting.  In addition, Castle offers design services to properties that are furnishing, refurnishing or remodeling, as well as pre-opening technical services for new hotel and resort properties being planned or under construction.  Castle’s revenues are derived primarily from two sources: (1) the rental of hotel rooms and condominium accommodations; food and beverage sales at the properties it manages and; (2) fees paid for services it provides to property owners. Castle also derives revenues from commissions and incentive payments, based on sales and performance criteria at each property.

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

C. SUBSEQUENT EVENTS

Changes in Directors and Officers:

In January 2008 the Company announced the appointment of Mr. Robert Wu to its Board of Directors and to the post of Executive Vice President of Asian Development for its Castle Resorts & Hotels subsidiary.

On February 4, 2008 Mr. Edward Calvo Jr. resigned his seat on the Board of Directors of the Company in order to avoid any conflicts of interest between his legal practice and the operations and strategies of the Company.  Mr. Calvo’s law firm is not currently representing Castle or any other party involved in any legal matters.

On March 1, 2008 Mr. Howard Mendelsohn was named to the position of Executive Vice President of Capital Markets Development.  In his new role he is responsible for establishing and managing the Company’s relationships with the investment community and individual investors.  He will provide leadership in developing financing strategies and executing transactions which will enhance Castle’s overall value.  Mr. Mendelsohn formerly served as Castle’s Chief Financial Officer.  A successor for the CFO position has not yet been named.

Legal Settlement- HBII

In March 2008 HBII settled its legal dispute with the current timeshare developer of the Hanalei Bay Resort. As more fully set forth in Item 3 below, and in Notes 2 and 4 to Castle’s consolidated financial statements, Hanalei Bay International Investors (“HBII”) owed Castle $4,420,003 as of December 31, 2007.  HBII intended to pay that amount from its share of proceeds owed to it pursuant to an agreement with Quintus (HBR), LLC (“HBR”).  However, HBR disputed the amount that it was indebted to HBII, and HBII filed a lawsuit to collect the amounts owed by HBR.  Subsequent to the date of this report, HBII and Quintus Resorts, LLC (“Quintus”), the parent company of HBR, entered into a settlement to resolve the litigation by Quintus issuing a twenty percent (19.9%) membership interest in Quintus to HBII or its designee, which included a preferred return as to the first $6.2 million of future distributions of available cash flow.

Quintus is the owner of a timeshare resort project in Genoa, Nevada, near Lake Tahoe.  Quintus has not yet completed its financial statements for 2007 but estimates that its net loss incurred in 2007 will eliminate all or virtually all of its net equity as calculated according to generally accepted accounting principles.  Quintus believes that the fair market value of its assets on a going concern basis exceeds its liabilities by approximately $15,000,000.  According to Quintus’ projections, Quintus is projecting cash flows of over $40,000,000 from the sale of time share intervals and/or real property interests in its timeshare resort project over the next ten to fifteen years.  Neither Quintus’ estimates as to the fair market value of its assets nor its projections have been verified or reviewed by any independent third party.

For at least the next two or three years, Quintus will be required to use all of its available cash flow to pay down the substantial indebtedness it incurred in purchasing the resort.  Based on Quintus’s financial projection, HBII’s management believes that it is likely to receive in excess of $6,000,000 from its ownership interest in Quintus and that it will utilize these funds to pay its indebtedness to Castle.  In that the distributions from HBII will likely not be realized for a number of years and are subject to uncertainty and risks over which Castle has no control, there can be no assurance that Castle will receive any distributions from HBII’s ownership interest in Quintus within the next ten years, if at all.  In light of such uncertainties, as required by Generally Accepted Accounting Principles (“GAAP”) the Company has established a reserve for uncollectible amounts.  The Company recorded an expense during 2007 for $954,459, and reduced additional paid in capital for $3,315,002 in providing for the reserve.  In the fourth quarter the Company reversed $150,542 in accrued Interest Income earned on the Note during 2007.

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

E. POTENTIAL CONFLICTS OF INTEREST

The potential exists for a conflict of interest if Castle were to enter into any management or similar contracts with a property in which an officer, director or significant stockholder of Castle has a material financial interest.  Although it is possible that this might occur, management has no plans to enter into any such contract with any property in which an officer, director or significant stockholder of Castle has a material financial interest.  In any such situation, management will require that material terms and provisions of any management contracts negotiated with affiliated entities to be no less favorable than those that could have been negotiated at arm’s length.

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

In order to substantially increase its revenues and profits, Castle seeks to acquire management contracts for additional properties.  However, the management and marketing of hotels and resorts is very competitive, particularly in Hawaii.  Castle competes with international, national, regional, and local management companies, some of which have a larger network of locations, greater financial resources, and brand name recognition.  Some of Castle’s competitors have greater financial resources and/or may be more willing to assume risks inherent with making investments in properties and/or incurring obligations, which Castle has not done historically.  For these and numerous other reasons, there is no assurance that Castle will be able to obtain management contracts for additional properties on terms acceptable to Castle.

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

H. DEPENDENCE ON ONE OR A FEW CUSTOMERS

Castle’s management contracts vary in term from a few months to several years, and over its history the Company’s contracts have been renewed consistently for many years.  Pursuant to Hawaii’s condominium law, all leases of property owned by the Association of Apartment Owners (such as the front desk and other areas used in the operation of a rental program) are terminable by the Association of Apartment Owners on sixty days notice.  This requirement extends to Castle and all of its competitors operating in Hawaii.  As a result of this requirement and for competitive reasons, all of Castle’s management contracts (except for the Spencer on Byron) contain terms, which provide for cancellation or termination within one year or less. The loss of the property wide management contract for one or more of the hotels or resorts managed by Castle could have a significant adverse impact on Castle’s gross revenues and earnings.  Although management believes that the number of properties, rooms and condominium units it manages will increase substantially over time, no assurances can be given that the number of such properties, rooms and condominium units will increase, and will not decrease in any quarter, year or other period.

I. PATENTS, TRADEMARKS, LICENSES, FRANCHISES, CONCESSIONS,ROYALTY AGREEMENTS, AND LABOR CONTRACTS

Castle does not have any material patents, trademarks, licenses, franchises, concessions, or royalty agreements, the loss or expiration of which would have a material adverse impact on Castle.

At December 31, 2007, employees at one of the smaller properties managed by Castle, which makes up less than one percent of the total rooms represented, were subject to a union labor contract.

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

M. EMPLOYEES

In the majority of the properties managed by Castle, all of the property employees are employees of Castle as agents for the owner, instead of being employed directly by the property owner.  As of December 31, 2007, Castle had approximately 795 full time and 236 part time and casual employees.  The number and categories in which these employees serve may vary significantly from month to month, depending on the season.  Castle considers its relations with its employees, and with employees of its clients whom it supervises to be excellent.

N. SEASONAL AND OTHER FLUCATIONS IN BUSINESS

Tourism in general is seasonal, though to a lesser extent in the State of Hawaii, where tourism represents one of the principal industries year round.  Tourism in Hawaii and Castle’s other markets is also affected by fluctuations in the number and type of visitors to each of the markets in which Castle has contracts with resort properties.  Such fluctuations affect occupancy, room rates or average daily rate (“ADR”), the number of employees required for housekeeping other services, as well as quarterly revenues, expenses and earnings.

The percentage of Castle’s revenues and net profits earned in each quarter has varied significantly from year to year in the past and is expected to vary significantly from year to year in the future based on a number of factors which are difficult to determine in advance.  Consequently, no assurance can be given that the percentages of revenue and net profits earned by Castle in any quarter of 2007 or any other quarter or year will be a reliable indicator of the revenues or net profits Castle will earn in any future quarter or year.

RISK FACTORS

Our stock price may be depressed and our common stock may be thinly traded.

On December 31, 2007, the common stock of the Company began trading on the OTC Bulletin Board under the symbol CAGU for the first time since 2000.  Since the commencement of trading, the stock has been very thinly traded. Prior to this our existing stockholders have not had the opportunity to publicly sell the common stock they own on a securities exchange or through a broker dealer since 2000.  We cannot assure you that these stockholders will not attempt to sell their existing holdings at times or in such quantities or prices, that will not exceed the demand for our common stock and/or which will not depress the market price for our common stock.  Our revenues, income, market capitalization and the trading volume of our common stock may not be sufficient to induce securities analysts to follow, analyze or recommend our stock or to induce or allow institutional investors to purchase our common stock.

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

We may not be able to successfully complete our planned expansion.

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

We are unlikely to collect the receivable owed to us by an affiliated company for at least several years, if at all.

As more fully set forth in Item 3 below, and in Notes 2 and 4 to Castle’s consolidated financial statements, Hanalei Bay International Investors (“HBII”) owed Castle $4,420,003 as of December 31, 2007.  HBII intended to pay that amount from its share of proceeds owed to it pursuant to an agreement with Quintus (HBR), LLC (“HBR”).  However, HBR disputed the amount that it was indebted to HBII, and HBII filed a lawsuit to collect the amounts owed by HBR.  Subsequent to the date of this report, HBII and Quintus Resorts, LLC (“Quintus”), the parent company of HBR, entered into a settlement to resolve the litigation by Quintus issuing a twenty percent (19.9%) membership interest in Quintus to HBII or its designee, which included a preferred return as to the first $6.2 million of future distributions of available cash flow.

Quintus is the owner of a timeshare resort project in Genoa, Nevada, near Lake Tahoe.  Quintus has not yet completed its financial statements for 2007 but estimates that its net loss incurred in 2007 will eliminate all or virtually all of its net equity as calculated according to generally accepted accounting principles.  Quintus believes that the fair market value of its assets on a going concern basis exceeds its liabilities by approximately $15,000,000; according to Quintus’ projections, Quintus will earn up Quintus is projecting cash flows of over $40,000,000 from the sale of time share intervals and/or real property interests in its timeshare resort project over the next ten to fifteen years.  Neither Quintus’ estimates as to the fair market value of its assets nor its projections have been verified or reviewed by any independent third party.

For at least the next two or three years, Quintus will be required to use all of its available cash flow to pay down the substantial indebtedness it incurred in purchasing the resort.  Based on Quintus’s financial projection, HBII’s management believes that it is likely to receive in excess of $6,000,000 from its ownership interest in Quintus and that it will utilize these funds to pay its indebtedness to Castle.  In that the distributions from HBII will likely not be realized for a number of years and are subject to uncertainty and risks over which Castle has no control, there can be no assurance that Castle will receive any distributions from HBII’s ownership interest in Quintus within the next ten years, if at all.  In light of such uncertainties, as required by Generally Accepted Accounting Principles (“GAAP”) the Company has established a reserve for uncollectible amounts.  The Company recorded an expense during 2007 for $954,459, and reduced additional paid in capital for $3,315,002 in providing for the reserve.  In the fourth quarter the Company reversed $150,542 in accrued Interest Income earned on the Note during 2007.

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

Business and financial results depend upon factors that affect the vacation rental and property management industries.

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

•

reduction in the demand and adverse changes in travel and vacation patterns

•

an interruption of airline service, and/or the financial condition of the airline industry and the impact on air travel; and,

•

adverse weather conditions or natural disasters, such as hurricanes, tidal waves or tornados, and/or events such as terrorist attacks or outbreaks of disease, or the threats thereof, which cause potential customers to cancel their vacation or travel plans.

Our business and operating results are seasonal.

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

The market for leisure and vacation many not continue to grow.

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

Our operations are geographically concentrated in four areas.

We manage properties that are significantly concentrated in Hawaii, New Zealand, Thailand and Micronesia (Guam and Saipan).  Adverse events or conditions which affect these areas in particular,

such as economic recession, changes in regional travel patterns, extreme weather conditions or natural disasters, would have a more significant adverse effect on our operations than if our operations were more geographically diverse.

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

Renewal of the Company’s management contracts is important to the success of our business.

Castle’s management contracts vary in term from a few months to several years and over its history Castle’s contracts have been renewed consistently for many years (see the table entitled “Portfolio of Properties under Management” in Item 1B above).  Pursuant to Hawaii's condominium law, all leases of property owned by the Association of Apartment Owners (such as the front desk and other areas used in the operation of a rental program) are cancelable by the Association of Apartment Owners on sixty days’ notice.  This requirement extends to Castle and all of its competitors operating in Hawaii.  As a result of this requirement and for competitive reasons, most of Castle’s management contracts contain terms, which provide for cancellation or termination within one year or less.  The loss of the property wide management contract for one or more of the hotels or resorts managed by Castle could have a significant adverse impact on Castle’s gross revenues and earnings.  Although management believes that the number of properties, rooms and condominium units it manages will increase substantially over time, no assurances can be given that the number of such properties, rooms and condominium units will increase and not decrease in any quarter, year or other period.  There can be no assurances that Castle will be able to keep its current portfolio of property contracts, or that Castle would be able to replace any contracts terminated by the property owners.

Our services may be rendered uncompetitive.

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

On February 1, 2006, Castle leased additional office space.  The lease covers the period from February 1, 2006, through February 28, 2008, at a monthly rental cost of $6,200 per month, plus the cost of common areas maintenance.  In 2008, the Company extended the lease of this office through February 28, 2011.

In July, 2001, Castle entered into lease agreements (in lieu of a traditional management agreements) with each of the owners of approximately 250 investment units the Spencer on Byron condominium project for the purpose of having those units be part of the rental program at the Spencer on Byron Hotel.  The leases are for a period of ten years expiring on July 18, 2011, and Castle has the option to extend these leases for an additional 20 years.  Monthly lease rent through 2011 is calculated as a percentage of the purchase price paid by the original owner of each condominium.

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

•

The purchase price is to be paid as follows:

1.

Partial assignment of the Company’s receivables from Hanalei Bay International Investors (“HBII”) in the amount of US$3,018,000.  In the event that this amount is not realized from HBII, the Company is obligated to make up the difference by December 24, 2009. This date was subsequently extended until December 24, 2010.

2.

Monthly payments of the greater of NZ$20,000 (US$15,504), or Surplus Profits defined as 50% of net profits calculated in accordance with New Zealand’s Generally Accepted Accounting Principles or International Reporting Standards.

3.

The remaining balance is due December 24, 2009. Pursuant to an extension agreement signed in March 2008.   If the Company is current with its other obligations as set forth herein, the remaining balance will be due on December 24, 2010.  Further, if the Company is current with its other obligations as set forth herein and has paid not less than $7,183,260 toward the purchase price an additional six month extension is available.

4.

As a result of the settlement between Quintus Resorts, LLC described in Item 1C Subsequent Events above, it is unlikely that any proceeds will be received from HBII prior to

December 24, 2010.  This will likely require Castle to pay the full amount owed in connection with the purchase of Mocles from borrowed funds and/or its available cash at that time.

5.

The Company may pursue refinancing of this debt at some point prior to the due date using real estate based mortgage obligations or other financing.

•

At the time of purchase, Mocles had additional debts, namely:

1.

Bank Mortgage – There is $2,273,502 payable to a bank which is secured by the Podium.  The liability to the bank must be refinanced, paid in full, or renegotiated to the extent that the current guarantors are released from all obligations associated therewith, by December 31, 2009.

2.

Advances from parties heretofore related to Mocles in the amount of $1,509,768.  The entire amount is due and payable by December 31, 2010.  There is no interest associated with this liability.

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

•

A replacement fund is to be established from 50% of the net profits from the operation of the Podium, until such time as there is NZ$175,000 (US$135,660) regularly available for the replacement of furniture, fixtures and equipment installed in the Podium.  The fund must be expended and cannot be accumulated.

ITEM 3. LEGAL PROCEEDINGS

As more fully set forth in Item 3 below, and in Notes 2 and 4 to Castle’s consolidated financial statements, Hanalei Bay International Investors (“HBII”) owed Castle $4,420,003 as of December 31, 2007.  HBII intended to pay that amount from its share of proceeds owed to it pursuant to an agreement with Quintus (HBR), LLC (“HBR”).  However, HBR disputed the amount that it was indebted to HBII, and HBII filed a lawsuit to collect the amounts owed by HBR.  Subsequent to the date of this report, HBII and Quintus Resorts, LLC (“Quintus”), the parent company of HBR, entered into a settlement to resolve the litigation by Quintus issuing a twenty percent (19.9%) membership interest in Quintus to HBII or its designee, which included a preferred return as to the first $6.2 million of future distributions of available cash flow.

Quintus is the owner of a timeshare resort project in Genoa, Nevada, near Lake Tahoe.  Quintus has not yet completed its financial statements for 2007 but estimates that its net loss incurred in 2007 will eliminate all or virtually all of its net equity as calculated according to generally accepted accounting principles.  Quintus believes that the fair market value of its assets on a going concern basis exceeds its liabilities by approximately $15,000,000; according to Quintus’ projections, Quintus is projecting cash flows of over $40,000,000 from the sale of time share intervals and/or real property interests in its timeshare resort project over the next ten to fifteen years.  Neither Quintus’ estimates as to the fair market value of its assets nor its projections have been verified or reviewed by any independent third party.

For at least the next two or three years, Quintus will be required to use all of its available cash flow to pay down the substantial indebtedness it incurred in purchasing the resort.  Based on Quintus’s financial projection, HBII’s management believes that it is likely to receive in excess of $6,000,000 from its ownership interest in Quintus and that it will utilize these funds to pay its indebtedness to Castle.  In that the distributions from HBII will likely not be realized for a number of years and are subject to uncertainty and risks over which Castle has no control, there can be no assurance that Castle will receive any distributions from HBII’s ownership interest in Quintus within the next ten years, if at all.  In light of such uncertainties, as required by Generally Accepted Accounting Principles (“GAAP”) the Company has established a reserve for uncollectible amounts.  The Company recorded an expense during 2007 for $954,459, and reduced additional paid in capital for $3,315,002 in providing for the reserve.  In the fourth quarter the Company reversed $150,542 in accrued Interest Income earned on the Note during 2007.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the security holders of record during 2007.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Castle’s common stock was approved for trading on the OTC Bulletin Board on December 27, 2007 under the trading symbol CAGU.  During 2007, the stock traded for only one day, on December 31, 2007 and its closing price on that day was $1.01 per share. Prior to that time it traded sporadically on the “pink sheets”. The OTC Bulletin Board is an over the counter market quotation system and as such, all stock prices reflect as noted by the system are inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Price Range of Common Stock

The price range per share of common stock presented below represents the highest and lowest sales prices for the Company's common stock on OTC Bulletin Board during each quarter of the two most recent fiscal years.

	Fourth Quarter	Third Quarter		Second Quarter		First Quarter
Fiscal 2007 price range per common share	$$1.01 - $0.35	$	None	$	None	$	None

HOLDERS

There were approximately 280 owners of record of Castle’s common stock as of March 31, 2008.

DIVIDENDS

Castle has not paid any dividends with respect to its common stock, and does not intend to pay dividends on its common stock in the foreseeable future.  As more fully described in Note 7 to Castle’s consolidated financial statements included herein, in 1999 and 2000, the Company issued a total of 11,050 shares of $100 par value redeemable preferred stock.  Dividends are cumulative from the date of original issue and are payable semi-annually, when, and if declared by the board of directors beginning July 15, 1999, at a rate of $7.50 per annum, per share.  At December 31, 2007, undeclared and unpaid dividends on these shares totaled $704,233 or $63.73 per preferred share.  These dividends are not accrued as a liability, since no dividends have been declared.  Castle cannot pay dividends on its common stock until it declares and pays the dividends on its preferred stock.  It is the present intention of management to utilize all available funds for the development and expansion of Castle’s business, rather than for common stock dividend payments.

Castle does not have a stock option or other equity compensation plan in place at this time.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Castle does not have any equity compensation plans and as such no securities have been authorized for issuance subject to such a plan.

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

During 2006, Castle voided 900,000 shares of common stock.  The shares were issued as part of a compromise agreement reached in 2001 with the developer of a hotel that Castle previously leased. As a result of a final settlement agreement occurring in 2007, between Castle and the hotel developer, the compromise agreement signed in 2001 was rescinded, and therefore, Castle voided the 900,000 shares that were previously issued.

During 2007 there were no issuances of unregistered securities.

Use of Proceeds of Registered Securities

There were no proceeds received by Castle from the sale of registered securities during the 12 months ending December 31, 2007.

Purchases of Equity Securities by Us and Affiliated Purchasers

There were no Purchases of Equity Securities or Affiliated Purchasers during the 12 months ending December 31, 2007.

Smaller Reporting Company

Regulation S-K of the Securities and Exchange Commission defines the information and financial requirements of a “Smaller Reporting Company,” defined to be an issuer that has a public float of less than $75 million as of the last business day of its most recently completed second fiscal quarter.  We are deemed to be a “Smaller Reporting Company.”

The Securities and Exchange Commission, state securities commissions and the North American Securities Administrators Association, Inc. (“NASAA”) have expressed an interest in adopting policies that will streamline the registration process and make it easier for a smaller reporting company to have access to the public capital markets.

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Diversity

Castle has a diverse portfolio of properties located in desired island resort destinations throughout the Pacific Region and beyond.  We represent 26 hotels, resort condominiums, luxury villas and lodging accommodations throughout Hawaii, Micronesia, New Zealand and Thailand.

In Hawaii, Castle is the only lodging chain that represents properties on the five major Hawaiian Islands of Oahu/Waikiki, Maui, Kauai, Molokai and Hawaii, which allows customers the option to island-hop, and provides Castle cross-selling opportunities.  Our Honolulu headquarters serves as the epicenter for international operations in Saipan, Guam, New Zealand and in Thailand, and positions us for expansion in Southeast Asia as well as throughout the Pacific.  Our diverse destinations offer customers the opportunity to discover new experiences and varying cultures.

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

Castle’s brand strategy is one of the areas that clearly differentiate us from the high profile branded hospitality companies.  When a hotel owner or developer is considering contracting a large worldwide hospitality company for possible hotel management, there are several considerations that must be assessed.  With major worldwide brands, usually come the high costs that the owner must bear to sustain the expensive marketing and operational expense that the brand demands to offset their marketing costs.  There are also some tangible differences from the guest’s or customer’s perspective as well.  At Castle, we believe that one size does not fit all.

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

•

Seeking personalized recognition, attention, and service.

•

Desiring hotel and condominium accommodations that impart a sense of place and provides a unique guest experience.

•

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

Castle’s Best Rate Guarantee: The Castle Best Rate Guarantee program is a signature Castle program which assures customers they will always be guaranteed the best pricing via the Internet.  This ensures that our distribution partners, particularly the online travel agencies, do not undercut our retail pricing in the marketplace.   If qualified, the customer receives the best rate along with a category upgrade, late checkout privileges, and other benefits such as waiving the full advance payment and the ability to modify or cancel without penalty.

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

We also have specialized marketing packages aimed at specific audiences such as our frequent flyer programs with Hawaiian Airlines, Aloha Airlines and Japan Airlines.  Mileage points are awarded for stays at Castle properties and additional promotional opportunities are provided by these select airlines.  Additionally, we offer  benefits programs and discounts targeted towards the baby boomers known as the “new seniors” for those aged 50 years and up; the military, government employees, business travelers, industry personnel and membership organizations, Castle provides bonus incentives to travel agents for referrals, industry discounts to airline employees and travel agents, and specially discounted rates are offered to members of clubs and associations with thousands of members such as AAA, Entertainment and Quest, to name a few.

Guest Relations and Quality Assurance

Rather than a generic approach to the guest experience, Castle provides customized guest relations programs that focus on the uniqueness of each resort property and the host culture.  Each aspect of the guest touch points is given careful consideration from the welcome through to the farewell, as well as the in-room experience.  Castle’s Guest Relations Committee along with the feedback from each properties staff and owners, customizes the program; establishes standards; provides staff training; conducts periodic inspections and on-going basis reviews; all of which evolves the program for continual improvement.  This effort is driven from within our operations team and the primary objective is to positively differentiate the Castle guest’s experience, from its competitors. Castle’s quality assurance program helps monitor and ensure that we deliver the highest level of service.  Our guest satisfaction program gives us the feedback from the guest’s perspective, which is reflected in our hospitality report card.  Utilizing a third-party research and polling firm, we are able to benchmark our service levels and compare them to Castle’s aggregate.  We share the quarterly reports with our owners and use this quantifiable data to help us determine what areas we are doing well in and what areas need attention.  This guest satisfaction program is tied into the general manager’s responsibilities and bonus plan.  As a hotel management company, our guest satisfaction is our highest priority and focus, alongside with our owners’ satisfaction and favorable financial returns.

Growth Strategy

The majority of the properties presently managed by Castle are located within the state of Hawaii.  In addition, Castle manages properties in New Zealand, Guam, Micronesia, and most recently in Thailand.  We believe that there are significant opportunities to expand Castle’s operations both in the markets it currently serves, as well as other Pacific Basin and Asian vacation destinations including Vietnam.  Consequently over the last several quarters we have announced new key management appointments and promotions as part of our strategic plan to position Castle for significant growth within our current markets and to capitalize on the emerging growth opportunities particularly within the Asian markets.  In 2007, Castle formed its Thailand division to support its new business initiatives in Thailand.

Also as a part of our growth initiatives, we have formed an experienced acquisition team and have engaged in strategic alliances with various hospitality development companies and prominent investment banks, who wish to team up with us in pursuing growth opportunities within our key targeted markets.  Significant opportunities for Castle to obtain additional contracts within the State of Hawaii are also available to us due to a myriad of factors that include sales of properties, foreclosures, underperformance, and dissatisfaction with the current management of our competitors.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2007 and 2006

The financial statements presented for the year ended December 31, 2006 have been adjusted to reflect a change in the accounting methodology which the Company has adopted.  The Company previously recorded “Management and Service Fees” from its properties that were operated under a Gross Contract as described above, and an offsetting amount was recorded as an expense under “Property” operating expenses.  The Company adopted a change in the accounting for these fees and expenses, and the financial statements for the year ended December 31, 2006 have been adjusted by reducing both “Management & Service” revenues and “Payroll & Office Expense” by $1,566,171, which reflects the amount of Management & Service fees that were recorded for properties operated under a Gross Contact.

The Company believes that this method properly allocates the corporate office overhead costs to the Gross Contract properties. Corporate overhead costs for management, sales & marketing, reservations and accounting expenses are allocated to the properties operated under a Gross contract, providing a more accurate measurement of the profitability of these contracts since the associated expenses of operations will be properly matched with the revenues produced by the property operation.

The adjustment did not affect net income, operating income, EBITDA or any balance sheet accounts.

Revenues

For the years ended December 31, 2007 and 2006, Castle had total revenues of $21,026,079 and $19,505,585 respectively, representing an increase of $1,520,494 or 8%  in 2007 as compared to 2006.  This increase in revenue includes a $1.1 million or 6% increase in Revenues Attributed from Properties i.e. Gross Contracts.  The increase is primarily a result of $1.1 million from changes in the exchange rate between the US and New Zealand Dollar for revenues recognized from the Spencer on Byron hotel in New Zealand.  In addition, Management and Service revenues increased by $385,507 or 21% between 2006 and 2007 primarily as a result of revenues recognized during 2007 for the new contracts that Castle signed in mid 2007.

Costs and Expenses

Total operating expenses were $21,972,232 and $18,437,851 for the years ended December 31, 2007 and 2006 representing a year over year increase of $3,534,380 or 19%.  Property Expenses increased $1.3 million for Gross Contracts which was primarily caused by the fluctuation in exchange rate between the US dollar and the New Zealand dollar during 2007 as compared to 2006.  In addition, payroll and office expenses increased by $555,013, or 33% as the Company increased staffing and administrative services to accommodate the additional property management contracts signed in 2007 and to enhance its reservations and technology platform.  Further, the Company incurred additional expenses of $681,137 primarily relating to two strategic initiatives during 2007.  First, the Company incurred travel, legal and administrative costs related to establishing a subsidiary operating company in Thailand.  This effort was successful in that the Company signed contracts with and began to operate under contract with the Katamanda Villas in Phuket Thailand in October 2007 and the Baan Talig Nam in Koh Samui Thailand in December 2007.  The Company expects revenues and profits from these and additional contracts in Thailand in the coming years to far exceed the start up costs incurred in 2007. Secondly, the Company incurred legal, consulting, accounting, and  related costs associated with bringing the Company’s SEC filings current which allowed the Company’s common stock to begin actively trading.  This effort was successful in that the stock was approved for trading on December 27, 2007.  The Company believes that this initiative will allow the Company’s shareholders additional visibility into the Company’s operations, strategies and over time increase the value and liquidity of the common stock.  In addition, the Company recognized an expense of $954,459  as part of an adjustment in the carrying value of the receivable from HBII as a result of the settlement of legal matters between the current timeshare developers of  Hanalei Bay Resort and HBII.  (See notes 2 and 4  to the Company’s financial statements)

The following table summarizes the revenues and operating expenses for the calendar years 2007 and 2006:

THE CASTLE GROUP, INC. STATEMENT OF OPERATIONS
	(In Thousands)
Revenues:
Revenue Attributed from Properties	$18,408	$17,315
Management services and other income	2,618	2,191
Total Revenues	21,026	19,506

Operating Expenses
Property operating expenses	17,354	16,023
Payroll & Office Expenses	2,239	1,684
Administrative & General Expenses	2,171	535
Total Operating Expenses for EBITDA purposes	21,764	18,242
EBITDA(1)	$(738)	$1,264
Depreciation	208	196
Net interest expense	542	338
Income Taxes	(371)	358
Net Income (Loss)	$(1,117)	$372

Foreign Currency Adjustments	221	(34)
Total Comprehensive Income	$(896)	$338

 (1)EBITDA - Earnings before interest, income taxes, depreciation, income taxes, and amortization

For the year 2007 as compared to 2006, Total Revenues attributed from Properties increased by $1,092,674 or 6%.  Castle’s New Zealand operation provided $820,063 of this increase as measured in US Dollars.  The effect of the change in exchange rates experienced between 2006 and 2007 resulted in an increase in year over year revenues from the New Zealand operations of $1,099,504 as measured in US dollars.  Revenues attributed from properties in Hawaii increased by $272,611 in 2007 as compared to 2006 as revenues from properties added late in 2006 were recognized for the full year in 2007.

Comparing 2007 to 2006, property expenses increased by $1,331,110, or 8% as Castle’s New Zealand operation experienced a $1,031,904, or 13% increase in operating expenses as measured in US Dollars. Without the effect of the strengthening of the New Zealand Dollar, Property Expenses at the New Zealand operation would have decreased by $66,584 a result of slightly fewer guest stays during 2007 as compared to 2006.  Property expenses in Hawaii increased by $299,206 due to the costs of managing two of the twenty properties in the portfolio for a full year in 2007 as compared to partial years in 2006.

Management and Service income is usually charged by Castle based on a percentage of gross revenues or fixed fee basis for services contracted in this way.  Management and Service Income for 2007 increased by $385,507, or 21% compared to 2006.  This increase is primarily the result of fees from the 6 new properties which were contracted during the latter part of 2007. Castle received incremental fees from the Ocean Resort Hotel in Hawaii and Hotel Santa Fe in Guam and the Katamanda Villas in Thailand during the third quarter of 2007.  In addition, fees from the Maile Sky Court, Baan Taling Ngam and Queen Kapiolani Hotel began being recorded during the fourth quarter.

Other income increased by $42,312 or 13% during 2007 as compared to 2006 due to incremental fees and design projects undertaken in 2007.

Comparing 2007 and 2006, payroll and office expenses increased by $555,013 or 33% as Castle added operational positions to improve the services provided by the additional properties contracts and the previously existing portfolio of properties under contract.  Staffing levels in the areas of reservations, sales and marketing, accounting and finance, and infrastructure and technology were increased in 2007 in response to the growth in the number of units under contract, the anticipated geographical expansion of the Company in 2007 and continued expected growth in the future.

Administrative and general expenses increased by a total of $1,635,597 or 301% in 2007 from 2006 levels.  $681,137 of this increase relates primarily to two strategic initiatives during 2007.  First, the Company incurred travel, legal and administrative costs related to establishing a subsidiary operating company in Thailand.  Secondly, the company incurred legal, consulting, accounting and related costs associated with bringing the company’s SEC filings current which allowed the company’s common stock to begin actively trading. Both of these initiatives were successful during 2007.  In addition, the Company recognized an expense of $954,459 as part of an adjustment in the carrying value of the receivable from HBII as a result of the legal settlement between the current timeshare developers of Hanalei Bay Resort and HBII.  (See notes 2 and 4  to the Company’s financial statements)

EBITDA reflects the Company’s earnings without the effect of depreciation, interest income or expense or taxes.  Castle’s management believes that EBITDA is a good alternative indicator of the Company’s financial performance, because it removes the effects of non-cash depreciation and amortization of assets as well as the fluctuations of interest costs based on Castle’s borrowing history along with increases and decreases in tax expense brought about by changes in the provision for future tax effects rather than current income.  A comparison of EBITDA and Net Income is shown below.  For the year ended 2007, EBITDA was ($737,515) compared to $1,263,711 for 2006.  This reflects a decrease of $1,046,767 from operations for 2007 as compared to 2006 due to strategic investments which the Company made to establish a subsidiary in Thailand and to bring the Company’s SEC filings current and achieve approval for the Company’s common stock to begin trading on the OTC:BB.  In addition EBITDA decreased by an additional $954,459 as a result of the recognition of an adjustment in the carrying value of the receivable from HBII as a result of the settlement of legal matters between the current timeshare developers of Hanalei Bay Resort and HBII. (See notes 2 and 4 to the Company’s financial statements)

Comparison of Net Income to EBITDA:

	2007	2006
Net Income	( $ 1,117)	$ 372

Add Back:
Income Taxes	(371)	358
Net interest expense	542	338
Depreciation	208	196
EBITDA	($ 738)	$ 1,264

Depreciation expense in 2007 increased by $12,660 when compared to 2006, due to a slight increase in depreciable assets as compared to the prior year and a weakening US Dollar as compared to the NZ Dollar.

Net interest expense for 2007 increased by $204,347, or 60% compared to 2006 due to a decrease in the amount of interest income recognized on the note receivable from HBII during 2007 as compared to 2006, financing of the payments made to Manhattan Guam, and the effects of the New Zealand exchange rate on interest expense incurred in New Zealand

Income tax expense for 2007 decreased by $729,160 when compared to 2006 due to a decrease of the tax provision related to a decrease in the taxable income for the year as compared to the prior year

Net Loss for the year ended December 31, 2007, was $1,117,118, a change of  $1,489,074 compared to the Net Profit of $372,000 for the year ended December 31, 2006.

Other Borrowings

Until 2006, Castle met its financial obligations primarily through operating cash flow and borrowings from related parties.  In November, 2006, Castle obtained a term loan for $600,000 and lines of credit totaling $400,000 with a local bank, with the proceeds of the term loan being used to pay a debt to the former owner of the Podium at the Spencer on Byron, and the lines of credit available for use to provide working capital in connection with Castle’s present and newly acquired management contracts and for the purchase of equipment.  The Company drew funds under the line of credit with a local bank for $100,000 as of December 31, 2007.  In 2008, the Company increased its total line of credit with the local bank from $400,000 to $850,000 consisting of a working capital line of credit of $500,000 and an equipment lease line of credit in the amount of $350,000.

In December of 2007, as part of the Company acquiring a new hotel management agreement, the Company allowed the hotel owner to purchase computer hardware using the Company’s equipment lease line of credit in the amount of $76,501.  The hotel owner shall be responsible for making the operating lease payments to the bank, and also agreed to assume, refinance, or retire the lease should the management agreement between the Company and the hotel be terminated.

Based on future operating forecasts and financing plans, the Company’s management believes that Castle will have sufficient cash flows for its business operations during calendar 2008.

Off-Balance Sheet Arrangements

There are no off balance sheet arrangements as of December 31, 2007.

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

ITEM 7.  FINANCIAL STATEMENTS

The Castle Group, Inc. and Subsidiaries

Table of Contents

Report of Independent Registered Public Accounting Firm	Page 30
Consolidated Balance Sheets – December 31, 2007 and 2006	Page 31
Consolidated Statements of Operations and Comprehensive Income (Loss) - Years Ending December 31, 2007 and 2006	Page 32
Consolidated Statements of Cash Flows – Years Ending December 31, 2007 and 2006	Page 33
Consolidated Statements of Stockholders’ Equity (Deficit) - Years Ending December 31, 2007 and 2006	Page 34
Notes to Consolidated Financial Statements	Pages 35-51

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

The Castle Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of The Castle Group,  Inc. and  Subsidiaries  as of  December  31,  2007 and 2006, and the related consolidated statements of operations and comprehensive income, stockholders’ equity (deficit),  and cash flows for the years ended  December  31, 2007 and 2006.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Castle Group, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the results of operations  and cash flows  for the years ended  December 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/Mantyla McReynolds LLC

Mantyla McReynolds LLC

Salt Lake City, Utah

March 20, 2008

THE CASTLE GROUP INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2007 & 2006

ASSETS
	2007	2006
Current Assets
Cash and cash equivalents	$ 494,089	$ 1,100,302
Accounts receivable, net of allowance for bad debts	3,262,058	2,548,529
Deferred tax asset	642,000	130,000
Prepaid and other current assets	339,620	273,773
Total Current Assets	4,737,767	4,052,604
Property plant & equipment, net	8,050,563	7,420,726
Goodwill	54,726	54,726
Deposits	28,070	28,070
Restricted cash	163,157	363,215
Deferred tax asset	1,319,475	1,460,127
Note Receivable - related party, net of allowance for bad debts	0	4,269,151

TOTAL ASSETS	$ 14,353,758	$ 17,648,619

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$ 3,489,311	$ 2,450,453
Deposits payable	386,359	429,164
Current portion of long term debt	1,308,262	1,144,715
Current portion of long term debt to related parties	110,850	35,250
Accrued salaries and wages	944,459	916,751
Accrued taxes	158,948	65,300
Accrued interest	66,250	95,311
Other current liabilities	8,267	17,064
Total Current Liabilities	$ 6,472,706	$ 5,154,008
Non Current Liabilities
Long term debt, net of current portion	4,916,997	5,174,172
Deposits payable	163,157	363,215
Notes payable to related parties	223,770	259,762
Other long term obligations, net	3,018,000	2,927,534
Total Non Current Liabilities	8,321,924	8,724,683
Total Liabilities	$ 14,794,630	$ 13,878,691
Stockholders' Equity (Deficit)
Preferred stock, $100 par value, 50,000 shares authorized, 11,050	1,105,000	1,105,000
shares issued and outstanding in 2007 and 2006, respectively
Common stock, $.02 par value, 20,000,000 shares authorized, 9,538,055	190,761	190,761
shares issued and outstanding in 2007 and 2006, respectively
Additional paid in capital	3,366,928	6,681,930
Retained deficit	(5,034,930)	(3,917,812)
Accumulated other comprehensive income (loss)	(68,631)	(289,951)
Total Stockholders' Equity (Deficit)	(440,872)	3,769,928

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 14,353,758	$ 17,648,619
The accompanying notes are an integral part of these consolidated financial statements

THE CASTLE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
YEARS ENDING DECEMBER 31, 2007 AND 2006

	2007	2006
Revenues
Revenue attributed from properties	$ 18,407,645	$ 17,314,971
Management & Service	2,249,777	1,864,270
Other Income	368,657	326,344
Total Revenues	21,026,079	19,505,585

Operating Expenses
Property	17,353,863	16,022,752
Payroll and office expenses	2,238,559	1,683,546
Administrative and general	2,171,173	535,576
Depreciation	208,637	195,977
Total Operating Expense	21,972,232	18,437,851
Operating Income (Loss)	(946,153)	1,067,734
Interest Income	0	173,950
Interest Expense	(542,313)	(511,916)
Income (loss) before taxes	(1,488,466)	729,768
Income Tax Provision (Benefit)	(371,348)	357,812
Net Income (Loss)	$ (1,117,118)	$371,956

Other Comprehensive Income (Loss)
Foreign currency translation adjustment	221,320	(33,542)
Total Comprehensive Income (Loss)	$ (895,798)	$ 338,414

Earnings (Loss) Per Share
Basic	$(0.12)	$0.04
Diluted	$(0.12)	$0.03
Weighted Average Shares
Basic	9,538,055	10,338,055
Diluted	9,538,055	10,756,388
The accompanying notes are an integral part of these consolidated financial statements

THE CASTLE GROUP INC.
CONSOLIDATED STAEMENTS OF CASH FLOWS
YEARS ENDING DECEMBER 31, 2007 & 2006
	2007	2006
Cash Flows from Operating Activities
Net income (loss)	$ (1,117,118)	371,956
Depreciation	208,637	195,977
Amortization of discount	387,738	209,342
Provision for uncollectible note receivable	954,459	0
Stock issued for services	0	(18,000)
(Increase) decrease in
Accounts receivable	(620,162)	(36,000)
Other current assets	0	33,517
Deposits and other assets	(57,795)	(426)
Restricted cash	224,431	(24,968)
Deferred taxes	(371,348)	357,813
Increase (decrease) in
Settlement agreement	(260,000)	260,000
Accounts payable and accrued expenses	695,922	(707,212)
Net Cash From Operating Activities	44,764	641,999

Cash Flows from Investing Activities
Purchase of assets	(108,979)	(143,248)
Net Cash from Investing Activities	(108,979)	(143,248)

Cash Flows from Financing Activities
Proceeds from notes	175,000	600,000
Payments on notes	(733,884)	(1,047,167)
Net Cash from Financing Activities	(558,884)	(447,167)

Effect of exchange rate on changes in cash	16,886	17,226

Net Change in Cash	(606,213)	68,810
Beginning Balance	1,100,302	1,031,492
Ending Balance	$ 494,089	$ 1,100,302

Supplementary Information
Cash Paid for Interest	$ (150,972)	$ (102,452)
Cash Paid for Income Taxes	0	0

The accompanying notes are an integral part of these consolidated financial statements

THE CASTLE GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
YEARS ENDING DECEMBER 31, 2007 & 2006

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance
December 31, 2005	11,050	$ 1,105,000	10,438,055	$ 208,761	$6,681,930	$(4,289,768)	$(256,409)	$3,449,514

Net Income
December 31, 2006						371,956		371,956

Voided Stock
December 31, 2006
See Note 13			(900,000)	(18,000)				(18,000)

Foreign Currency
Translation Adjustment							(33,542)	(33,542)

Balance
December 31, 2006	11,050	1,105,000	9,538,055	190,761	6,681,930	(3,917,812)	(289,951)	3,769,928

Net Loss
December 31, 2007						(1,117,118)		(1,117,118)

Reduction of Paid in
Capital					(3,315,002)			(3,315,002)

Foreign Currency
Translation Adjustment							221,320	221,320

Balance
December 31, 2007	11,050	$1,105,000	9,538,055	$190,761	$3,366,928	$(5,034,930)	$(68,631)	$(440,872)
The accompanying notes are an integral part of these consolidated financial statements

The Castle Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.

Summary of Significant Accounting Policies

Organization

The Castle Group, Inc. was incorporated under the laws of the State of Utah on August 21, 1981. The Castle Group, Inc. operates in the hotel and resort management industry in the State of Hawaii, New Zealand, Thailand, The Federated States of Micronesia, the Territory of Guam and the Commonwealth of Saipan under the trade name “Castle Resorts and Hotels.”

The accounting and reporting policies of The Castle Group, Inc. (the “Company”) conform with generally accepted accounting principles and practices within the hotel and resort management industry.

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of The Castle Group, Inc. and its wholly-owned subsidiaries, Hawaii Reservations Center Corp., HPR Advertising, Inc., Castle Resorts & Hotels, Inc., Castle Resorts & Hotels Thailand Ltd., NZ Castle Resorts and Hotels Limited (a New Zealand Corporation), and NZ Castle Resorts and Hotels’ wholly-owned subsidiary, Mocles Holdings Limited (a New Zealand Corporation).  All significant inter-company transactions have been eliminated in the consolidated financial statements.

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

In June 2006, the FASB ratified the consensus of Emerging Issues Task Force Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That is, Gross versus Net Presentation)” (EITF 06-3).  EITF 06-3 concluded that the presentation of taxes imposed on revenue producing transactions (sales, use, value add, and excise taxes) on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy that should be disclosed.  We have adopted the gross basis for presentation in the first quarter of 2007, which did not have any impact on our results of operations or financial condition.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”).  SAB 108 provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment and is effective for fiscal years ending after November 15, 2006.  The adoption of SAB 108 had no impact on the Company’s financial statements in 2007.

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (“FAS 157”).  FAS 157 defines fair value, establishes a framework for measuring fair value, expands disclosures about fair value measurements and is effective for fiscal years beginning after November 15, 2007.  Management is currently evaluating the impact this statement will have on its consolidated financial statements.

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”).  Commencing with the Company’s Annual Report for the year ending December 31, 2007, the Company is required to include a report of management on the Company’s internal control over financial reporting.  The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for the Company; of management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of yearend; of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting; and for the year ending December 31, 2008, the Company’s independent accounting firm has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which report is also required to be filed as part of the Annual Report on form 10-K.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.”  SFAS No. 141(R) changes the accounting for and reporting of business combination transactions in the following way:  Recognition with certain exceptions, of 100% of the fair values of assets acquired, liabilities assumed, and non controlling interests of acquired businesses; measurement of all acquirer shares issued in consideration for a business combination at fair value on the acquisition date; recognition of contingent consideration arrangements at their acquisition date fair values, with subsequent changes in fair value generally reflected in earnings; recognition of pre-acquisition gain and loss contingencies at their acquisition date fair value; capitalization of in-process research and development (IPR&D) assets acquired at acquisition date fair value; recognition of acquisition-related transaction costs as expense when incurred; recognition of acquisition-related restructuring cost accruals in acquisition accounting only if the criteria in Statement No. 146 are met as of the acquisition date; and recognition of changes in the acquirer’s income tax valuation allowance resulting from the business combination separately from the business combination as adjustments to income tax expense.  SFAS No. 141(R) is effective for the first annual reporting period beginning on or after December 15, 2008 with earlier adoption prohibited.  The adoption of SFAS No. 141(R) will affect valuation of business acquisitions made in 2009 and forward.

In December 2007, the FASB issued SFAS No. 160 "Noncontrolling Interest in Consolidated Financial Statements – an Amendment of ARB 51" (SFAS 160).  SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  It also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest, and requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest.  SAFS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Earlier adoption is prohibited.  We do not anticipate a material impact upon adoption.

In March 2008, the FSAB issued FASS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.”  SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  We do not anticipate a material impact upon adoption.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Restricted Cash

The Company holds funds on behalf of the unit owners for one of the properties it manages.  These funds are to be used only for the replacement and refurbishment of the furniture and equipment within the rooms owned by the unit owner.  As of December 31, 2007 and 2006, the Company had $163,157 and $363,215, respectively, of funds held for this purpose.  The Company records an offsetting liability as a long term deposit payable on its balance sheet.

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

At December 31, 2007 and 2006, property, furniture, and equipment consisted of the following:

	2006	2006
Real Estate - Podium (see Note 11)	$ 8,036,503	$7,308,739
Equipment and furnishings	1,396,993	1,173,237
Less accumulated depreciation	(1,382,933)	(1,061,250)
	$8,050,563	$7,420,726

Depreciation is computed using the declining balance and straight-line methods over the estimated useful life of the assets (Equipment and furnishings 5 to 7 years, Podium 50 years).  For the years ended December 31, 2007 and 2006, depreciation expense was $208,637 and $195,977, respectively.

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

The Company has two basic types of agreements.  Under a “Gross Contract” the Company records income which is based on a percentage of the gross rental proceeds received from the rental of hotel or condominium units.  Under the Gross Contract, the Company is responsible for all of the operating expenses for the hotel or condominium unit.  Under a “Net Contract”, the Company receives a management fee that is based on a percentage of the gross rental proceeds received from the rental of hotel or condominium units.  Under the Net Contract, the owner of the hotel or condominium unit is responsible for all of the operating expenses of the rental program covering the owner’s unit.  Under the Net Contract, the Company also typically receives an incentive management fee, which is based on the net operating profit of the covered property.  Revenues received under the Gross Contract are recorded as Revenue Attributed From Properties, while revenues received under the net contract are recorded as Management and Service Income.  Under both types of agreements, revenues are recognized after services have been rendered.  A liability is recognized for any deposits received for which services have not yet been rendered.

The financial statements presented for the year ended December 31, 2006 have been adjusted to reflect a change in the accounting methodology which the Company has adopted.  The Company previously recorded “Management and Service Fees” from its properties that were operated under a Gross Contract as described above, and an offsetting amount was recorded as an expense under “Property” operating expenses.  The Company adopted a change in the accounting for these fees and expenses, and the financial statements for the year ended December 31, 2006 have been adjusted by reducing both “Management & Service” revenues and “Payroll & Office Expense” by $1,566,171, which reflects the amount of Management & Service fees that were recorded for properties operated under a Gross Contract as described above.  The Company believes that this method properly allocates the corporate office overhead costs to the Gross Contract properties.  The adjustment did not affect net income, operating income, EBITDA or any balance sheet accounts.

Expense Recognition

Under a Gross Contract, the Company records the expenses of operating the rental program at the property covered by the agreement.  These expenses include housekeeping, food & beverage, maintenance, front desk, sales & marketing, advertising and all other operating costs at the property covered by the agreement.  Under a Net Contract, the Company does not record the operating expenses of the property covered by the agreement.  The basic difference between the Gross and Net contracts is that under a Gross Contract, all expenses, and therefore the covering of any operating loss, belong to and is the responsibility of the Company; under a Net Contract, the responsibility for covering expenses or any operating losses belong to and therefore remains with the owner of the property.  The operating expenses of properties managed under a Gross Contract are recorded as Property operating expenses.

Advertising, Sales and Marketing Expenses

The Company incurs sales and marketing expenses in conjunction with the production of promotional materials, trade shows, and retainers for out-of-state sales agents, and related travel costs. In accordance with the AICPA’s Statement of Position No. 93-7 “Reporting on Advertising Costs”, the Company expenses advertising and marketing costs as incurred or as the advertising takes place.  For the years ended December 31, 2007 and 2006, total advertising expense was $1,590,475 and $1,371,032 respectively.

Stock-Based Compensation

The Company has accounted for stock-based compensation under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share Based Payment.  This statement requires us to record an expense associated with the fair value of stock-based compensation.  We currently use the Black-Scholes option valuation model to calculate stock based compensation at the date of grant.  Option pricing models require the input of highly subjective assumptions, including the expected price volatility.  Changes in these assumptions can materially affect the fair value estimate.

The average risk-free interest rate is determined using the U. S. Treasury rate in effect as of the date of grant, based on the expected term of the warrant.

Concentration of Credit Risks

The Company maintains its cash with several financial institutions in Hawaii, New Zealand, and Thailand.  Balances maintained with these institutions are occasionally in excess of federally, insured limits.  As of December 31, 2007 and 2006 the Company had balances of $496,423 and $714,949, respectively, in excess of US federally insured, limits of $100,000 per financial institution.

Concentration in Market Area

The Company manages hotel properties in Hawaii, Thailand, New Zealand and Micronesia, and is dependent on the visitor industries in these geographic areas.

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

Guarantees

We record a liability for the fair value of a guarantee on the date a guarantee is issued or modified. The offsetting entry depends on the circumstances in which the guarantee was issued. Funding under the guarantee reduces the recorded liability. When no funding is forecasted, the liability is amortized into income on a straight-line basis over the remaining term of the guarantee.

Foreign Currency Translation

The U.S. dollar is the functional currency of our consolidated entities operating in the United States. The functional currency for our consolidated entities operating outside of the United States is generally the currency of the country in which the entity primarily generates and expends cash. For consolidated entities whose functional currency is not the U.S. dollar, we translate their financial statements into U.S. dollars. Assets and liabilities are translated at the exchange rate in effect as of the financial statement date, and income statement accounts are translated using the weighted average exchange rate for the period. Translation adjustments from foreign exchange are included as a separate component of shareholders’ equity.

Accounts Receivable

The Company records an account receivable for revenue earned but net yet collected. If the Company determines any account to be uncollectible based on significant delinquency or other factors, it is immediately written off.  An allowance for bad debts has been provided based on estimated losses amounting to $214,559 and $217,064 as of December 31, 2007 and 2006, respectively.    Relating to the HBII Note Receivable, pursuant to GAAP, the Company has established a reserve for uncollectible amounts during 2007.   The Company recorded an expense during 2007 for $954,459, and reduced additional paid in capital for $3,315,002 in providing for the uncollectible debt reserve (See Note 2), which is a reflection of the nature of the original accounting treatment.  In the fourth quarter the Company reversed $150,542 in accrued Interest Income earned on the Note during 2007.

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

In June 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, and Interpretation of FASB Statement No. 109” (FIN 48).  We adopted FIN 48 on January 1, 2007.  Under FIN 48, tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities.  The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement.  Unrecognized tax benefits are tax benefits claimed in our tax returns that do not meet these recognition and measurement standards. Upon the adoption of FIN 48, we had no liabilities for unrecognized tax benefits and, as such, the adoption had no impact on our financial statements, and we have recorded no additional interest or penalties.  The adoption of FIN 48 did not impact our effective tax rates. Our policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense.  For the year ended December 31, 2007, we did not recognize any interest or penalties in our Statement of Operations, nor did we have any interest or penalties accrued in our Balance Sheet at December 31, 2007 relating to unrecognized benefits.

Basic and Diluted Earnings per Share

Basic earnings per share of common stock were computed by dividing income available to common stockholders, by the weighted average number of common shares outstanding.  Diluted earnings per share were computed using the “treasury stock method” under SFAS No. 128 “Earnings per Share.”  The calculation of Basic and Diluted earnings per share for 2007 did not include 368,335 shares which would be issued upon conversion of the outstanding $100 par value redeemable preferred stock of the company, nor does it include 150,000 shares issuable pursuant to the exercise of vested warrants as of December 31, 2007 as the effect would be anti-dilutive.

2.

Related Party Transactions

Hanalei Bay International Investors (“HBII”)

The Chairman and CEO of the Company is the sole shareholder of HBII Management, Inc, the managing General Partner of HBII.  In March 1999, HBII consummated the sale of its interest in Hanalei Bay Resort to an unrelated third party.  The cash proceeds received by HBII on the closing of the sale were not sufficient to satisfy all claims of HBII’s creditors, including the Company, and the Company accepted a note receivable in the amount of $4,420,003 as settlement for its account receivable balance of $1,105,001 at the time of the sale.  The excess amount ($3,315,002) over the receivable balance was accounted for as a shareholder contribution.  Under the terms and conditions of the agreement to sell Hanalei Bay Resort, HBII was entitled to receive a percentage of the future cash flows from the resort’s hotel operations and the sale of certain time-share units.

As part of the Company’s purchase of real estate in New Zealand (see Note 11), an assignment of $3,018,000 of the total note receivable from HBII was made to the seller of the real estate, with the Company remaining as guarantor should the note receivable not be collected before December 24, 2010. (See Note 3).

During 2006, the Company also assigned $600,000 of the HBII note receivable to a bank as security for a term loan.

During 2006 HBR disputed the amount that it was indebted to HBII, and HBII filed a lawsuit to collect the amounts owed by HBR.  In March 2008, HBII and Quintus Resorts, LLC (“Quintus”), the parent company of HBR, entered into a settlement to resolve the litigation by Quintus issuing a 19.9% membership interest in Quintus to HBII or its designee, which included a preferred return as to the first $6.2 million of future distributions of available cash flow.

Quintus is the owner of a timeshare resort project in Genoa, Nevada, near Lake Tahoe.  Quintus has not yet completed its financial statements for 2007 but estimates that its net loss incurred in 2007 will eliminate all or virtually all of its net equity as calculated according to generally accepted accounting principles.  Quintus believes that the fair market value of its assets on a going concern basis exceeds its liabilities by approximately $15,000,000; according to Quintus’ projections,   Quintus is projecting cash flows of over $40,000,000 from the sale of time share intervals and/or real property interests in its timeshare resort project over the next ten to fifteen years.  Neither Quintus’ estimates as to the fair market value of its assets nor its projections have been verified or reviewed by any independent third party.

For at least the next two or three years, Quintus will be required to use all of its available cash flow to pay down the substantial indebtedness it incurred in purchasing the resort.  Based on Quintus’s financial projection, HBII’s management believes that it is likely to receive in excess of $6,000,000 from its ownership interest in Quintus and that it will utilize these funds to pay its indebtedness to Castle.  In that the distributions from HBII will likely not be realized for a number of years and are subject to uncertainty and risks over which Castle has no control, there can be no assurance that Castle will receive any distributions from HBII’s ownership interest in Quintus within the next ten years, if at all.  In light of such uncertainties, as required by Generally Accepted Accounting Principles (“GAAP”) the Company has established a reserve for uncollectible amounts.  The Company recorded an expense during 2007 for $954,459, and reduced additional paid in capital for $3,315,002 in providing for the reserve.  In the fourth quarter the Company reversed $150,542 in accrued Interest Income earned on the Note during 2007.

Loan Fees

In 2006, the Company secured $600,000 financing from a bank (see note 6 to the financial statements) and the CEO of the Company acted as guarantor.  As consideration for the guaranty, the Company pays a quarterly guaranty fee of 2% per annum to the CEO of the Company.  During 2007, the Company paid $8,156 in guaranty fees to the Company’s CEO.  No fees were paid in 2006 as the bank financing was consummated in December of 2006.

Related Party Loans

In December of 2007, the Chairman and CEO of the Company advanced $75,000 to the Company to capitalize the Company’s Thailand subsidiary.

3.

Notes Receivable

Notes receivable consisted of the following:

	2007	2006
Note Receivable from Hanalei Bay International Investors, secured by a direct assignment of Hanalei Bay International Investors right to receive future proceeds from HBII's ownership interest in Quintus. (Assigned to third parties- see Note 2)	4,269,151	4,269,151
Less Reserve for Uncollectible Notes	4,269,151	0
Notes Receivable, Non-current	$ 0	$4,269,151

See Note 2 above. Pursuant to GAAP, the Company has established a reserve for uncollectible amounts.  The Company recorded an expense during 2007 for $954,459, and reduced additional paid in capital for $3,315,002 in providing for the reserve.

4.

Commitments and Contingencies

Leases

The Company leases two office spaces expiring March 1, 2008 and October 31, 2008 and for the years ended December 31, 2007 and 2006, the Company paid $351,149 and $269,247, respectively, in lease expense for these leases.

As of December 31, 2007, the future minimum rental commitment under these leases was $295,097.

As part of our NZ Castle Resorts and Hotels operations, we lease approximately 250 investment units, which are leased to and managed by the Company.  Total lease expense for the year ending December 31, 2007 and 2006 was $2,294,177 and $2,219,493, respectively.

As of December 31, 2007, the future lease commitments are as follows:

Year	Amount
2008	$2,565,943
2009	2,480,101
2010	2,482,061
2011	1,621,112
Total	$9,149,217

Subsequent to December 31, 2007, the Company amended the lease for the office space that expired on March 1, 2008, and extended the term of the lease for an additional three years, through February 28, 2011.

The purchase of Mocles Holdings Limited (see Note 11) includes a requirement for monthly payments of the greater of $15,504 or Surplus Profits, as defined at Note 11.  Using the monthly rate of $15,504, total annual payments will be approximately $186,048 per year, beginning in 2008.  The Company has not yet determined whether the Surplus Profits will be greater than $186,048 per year.  The approximate term is 4 years.

As of December 31, 2007, the Company had an available lease line of credit with a bank for up to $150,000.  In December of 2007, as part of the Company acquiring a new hotel management agreement, the Company allowed the hotel owner to purchase computer hardware using the Company’s equipment lease line of credit in the amount of $76,501.  The hotel owner shall be responsible for making the operating lease payments to the bank, and also agreed to assume, refinance, or retire the lease should the management agreement between the Company and the hotel be terminated.

Guaranty

As part of the Company’s purchase of real estate in New Zealand (see Note 11), an assignment of $3,018,000 of the total note receivable from HBII was made to the seller of the real estate, with the Company remaining as guarantor should the note receivable not be collected before December 24, 2010.

The Company has recognized a guarantor liability for these assignments, amounting to $3,018,000 as of December 31, 2007 and $2,927,534 net of discounts of $90,466 as of December 31, 2006, which represents the present fair value of the obligation undertaken in becoming a guarantor of the payment of the assigned receivables.  This obligation’s term is estimated to expire on or before December 24, 2009.  Pursuant to an extension agreement signed in March 2008, if the Company is current with its other obligations in connection with the purchase of the New Zealand Real Estate, the remaining balance will be due on December 24, 2010. Further, if the Company is current with those obligations as of December 24, 2010, and has paid not less than $7,183,260 toward the purchase price an additional six month extension is available. The company may refinance this obligation using real estate based mortgage or debt and or other funding sources prior to the due date.

During 2006, the Company also assigned another portion of the HBII receivable of $600,000 as security to the bank.

Management Contracts

The Company manages several hotels and resorts under management agreements expiring at various dates.  Several of these management agreements contain automatic extensions for periods of 1 to 10 years.

In addition, the Company has sales, marketing and reservations agreements with other hotels and resorts expiring at various dates through December 2008.  Several of these agreements contain automatic extensions for periods of one month to three years.  Fees received are based on revenues, net available cash flows or commissions as defined in the respective agreements.

5.

Employee Benefits

The Company has a 401(k) Profit Sharing Plan (the “Plan”) available for its employees.  Under the terms of the Plan, the Company may match 50% of the compensation reduction of the participants in the Plan up to 1% of compensation.  Matching contributions for the years ended December 31, 2007, and 2006 were $13,193 and $11,619, respectively.  Any employee with one-year service and 1,000 credit hours of service, who is at least twenty-one years old, is eligible to participate.  For the years ended December 31, 2007 and 2006, the Company made no profit contributions.

The Company also has a Flexible Benefits Plan (the “Benefits Plan”).  The participants in the Benefits Plan are allowed to make pre-tax premium elections which are intended to be excluded from income as provided by Section 125 of the Internal Revenue Code of 1986.  To be eligible, an employee must have been employed for 90 days.  The benefits include group medical insurance, vision care insurance, disability insurance, cancer insurance, group dental coverage, group term life insurance, and accident insurance.

6.

Notes Payable

Notes payable consisted of the following:

                                                                                                                 2007             2006

Note dated 4/26/04 to the Company’s CEO with interest

at prime plus 2.5%, with monthly payments of $2,544

balance due on 4/26/09, unsecured                                                     $      39,699     $      65,842

 Note dated 6/6/04 to a director, with interest at the rate

of 8%, monthly payments of  interest plus $521,

balance due 1/1/09, unsecured                                                                  102,604           108,854

Note dated 6/16/04 to unrelated party with interest at the

rate of 15% due on 1/1/09 with monthly payments of

NZ$3,225 (US$2,500), unsecured                                                            200,002          181,890

Notes dated 7/31/95 to former stockholders, due 8/31/98

with interest at 6%, unsecured.  No formal demand has

been made on the Company.                                                                       12,000            12,000

Note dated 12/31/02 from the Company’s CEO, with

interest at 10%, due on or before 1/1/09, unsecured                                  117,316          117,316

Note dated 12/31/04, payable in New Zealand, net of

discount of $0.9 million and $0.9 million, as of 2007

and 2006, respectively, with a face value of $8.6

million and which is secured by general security

agreement including an assignment of $3.1 million,

net of discount of $0.5 million, of the note receivable

due from HBII.  The Company acts as a guarantor for

the payment of the assigned receivable, and therefore,

the obligation undertaken as a guarantor is included in

this amount.  The guarantor obligation is referred to as

“Other long term obligations” on the Balance Sheet

(See Note 4).  The effective interest rate is 5.25% per

annum.  The maturity date is December 31,2009,

subject to extension as described in Note 11.

This obligation has been subsequently extended until

December 24, 2010.                                                                                8,028,868      7,368,410

Note dated 12/31/04 payable to unrelated

party, with interest at 10% due 3/01/12

with monthly payments of $2,975, unsecured                                               117,277         140,000

Note dated 12/14/06 payable to a bank, with interest

at the bank s base lending rate plus 1.25%, secured by

up to $600,000 of the note receivable from Hanalei Bay

Resort.  Balance is due 12/8/08.                                                                  449,880         600,000

Note payable to former developer of a hotel located in

Guam, which resulted from a settlement agreement

Reached between the Company and the developer.  The

Note is non-interest bearing and is due on or before

January 18, 2008 (See Note 13)                                                                 100,000         500,000

Advance from CEO dated 12/31/07, with no

specified interest or repayment terms.                                                            75,000                  -

Loan of $100,000 dated 11/16/07 from the Company’s

$250,000 revolving line of credit with a bank.  The

line is secured by the personal guaranty of the Company’s

Chairman & CEO, and a general security interest in

The Company’s assets. Note bears interest at the bank’s

base lending rate plus 1% (8.25% at 12/31/07) and is

due 4/1/09                                                                                                    100,000                      -

 Note dated 12/31/04 payable to unrelated party,

secured by up to $800,000 of the note receivable from

Hanalei Bay Resort (see note 3) with interest at 8%,

balance is due on 12/31/08                                                                            235,233                447,121

                        Subtotal                                                                           $ 9,577,879          $ 9,541,433

                        Less Current Portion                                                           1,419,112             1,179,965

                        Notes payable, non-current                                              $ 8,158,767          $ 8,361,468

The five year payout schedule for notes payable is as follows:

Year	Amount
2008	$1,419,112
2009	8,094,321
2010	30,634
2011	33,812
Total	$9,577,879

7.

Redeemable Preferred Stock

In 1999 and 2000, the Company issued a total of 11,050 shares of $100 par value redeemable preferred stock to certain officers and directors. Dividends are cumulative from the date of original issue and are payable semi-annually, when, and if declared by the board of directors beginning July 15, 1999 at a rate of $7.50 per annum per share.  During the fiscal year ended July 31, 2000, the Company paid dividends to holders of record as of July 15, 2000 in the amount of $16,715.  At December 31, 2007, undeclared and unpaid dividends on these shares were $704,233 or $63.73 per preferred share.  These dividends are not accrued as a liability, as no declaration has occurred.  The shares are nonvoting, and are convertible into the Company’s common stock at an exercise price of $3.00 per share.  As of January 15, 2001, the redeemable preferred stock is redeemable at the option of the Company at a redemption price of $100 per share plus accrued and unpaid dividends.

8.

Common Stock

The Company did not issue any of its $.02 par value common stock during the years 2007 or 2006.

Common Stock Options and Warrants

The Company does not have a Stock Based Incentive, Stock Purchase or Stock Option or Warrant Plans.  During 2007 the Company granted the Warrants for the purchase of up to 250,000 shares of the Company’s common stock. None of these Warrants has been exercised as of 12/31/07. In applying the Black-Sholes methodology to the warrant grants the fair value of the Company’s stock-based awards granted was estimated using an expected annual dividend yield of 0%, a risk free interest rate of 4.87%, an expected warrant life of  between 0 and 2.0 years and expected price volatility of  39.02%.  The overall impact on the consolidated statement of operations for stock-based compensation expense for the year ended December 31, 2007 was negligible. No options or warrants were issued prior to January 1, 2007.

The average risk-free interest rate is determined using the U.S. Treasury rate in effect as of the date of grant, based on the expected term of the stock warrant.  The Company determined the expected term of the stock warrants as being equal to one half of the contractual term of the warrants due to a lack of forfeiture history and the thinly traded volume of the Company’s common stock.   The expected price volatility was determined using the average historical volatility of the stock prices of a group of 15 publically traded peer companies in the Company’s industry.  The stock price used was equal to the historical average stock price over the 6 month period prior to grant, which approximately represented the book value of the stock at the time of grant.  For warrants with a vesting period, compensation expense is recognized on a straight line basis over the service period which corresponds to the vesting period.

Changes in warrants for the years ended December 31, 2007 were as follows:

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Term (in Years)	Intrinsic Value

2007:
Beginning balance	0
Granted	250,000	$2.20
Exercised	0
Forfeited/expired	0
Outstanding at December 31	250,000	$2.20	4.5	$ 0
Exercisable	150,000	$2.33	4.5	$ 0

Weighted average fair value of warrants granted during year		$.00

 The following table summarizes information about compensatory warrants outstanding at December 31, 2007:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$2.00	200,000	4.5	$2.00	100,000	$2.00
$3.00	50,000	4.6	3.00	50,000	3.00

$2.00-$3.00	250,000	4.5	$2.20	150,000	$2.33

9.

Income Taxes

The provision for income taxes consists of the following:

	2007	2006
Deferred
Federal	$ (312,521)	$ 306,496
State	(58,827)	51,316
Foreign	-	-
Total deferred provision	$ (371,348)	$ 357,812

At December 31, 2007, the Company had a net operating loss carryforward, which expires on various dates through 2027.  The following information describes the tax effects of the carryforward and the associated valuation allowance.

2006	Balance	Tax %	Tax
Federal loss carryforward	$ 3,935,958	34.0%	$ 1,338,226
State loss carryforward	3,935,958	6.4%	251,901
Foreign loss carryforward	958,439	33.0%	316,285
Valuation allowance			(316,285)
Deferred Tax Asset			$ 1,590,127

2007	Balance	Tax %	Tax
Federal loss carryforward	$ 4,855,135	34.0%	$ 1,650,746
State loss carryforward	4,855,135	6.4%	310,729
Foreign loss carryforward	1,636,461	33.0%	540,032
Valuation allowance			(540,032)
Deferred Tax Asset			$ 1,961,475

The Company expects to utilize $642,000 of the loss carryforward for the year ended December 31, 2008, and has therefore classified the deferred tax asset associated with the loss carryforward as a current asset on the Company’s consolidated balance sheet.

The valuation allowance increased by $223,747 to $540,032 during the period from 2006 to 2007.

Income tax expense differs from amounts computed by applying the statutory Federal rate to pretax income as follows:

	2007	2006
Expected US Income Tax (Benefit) on Consolidated Income before Tax	$ (506,078)	$ 248,121
Effects of:
Expected State Income Tax (Benefit) on Consolidated Income before Tax	(95,262)	46,705
Change in valuation allowance	223,747	63,445
Other	6,245	(459)

Effective Tax Provision (Benefit)	$(371,348)	$ 357,812

10.

Litigation

There are various claims and lawsuits pending against the Company involving complaints, which are normal and reasonably foreseeable in light of the nature of the Company’s business.  The ultimate liability of the Company, if any, cannot be determined at this time.  Based upon consultation with counsel, management does not expect that the aggregate liability, if any, resulting from these proceedings would have a material effect on the Company’s consolidated financial position, results of operations or liquidity.

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

•

The purchase price is to be paid as follows:

1.

   Partial assignment of the Company’s receivables from Hanalei Bay International Investors (“HBII”) in the amount of US$3,018,000.  In the event that this amount is not realized from HBII, the Company is obligated to make up the difference by December 24, 2009. This obligation has been subsequently extended until December 24, 2010.

2.

   Monthly payments of the greater of NZ$20,000 (US$15,504), or Surplus Profits defined as 50% of net profits calculated in accordance with New Zealand’s Generally Accepted Accounting Principles or International Reporting Standards.

3,  The remaining balance is due December 24, 2009. Pursuant to an extension agreement signed in March 2008.  If the Company is current with its other obligations as set forth herein, the remaining balance will be due on December 24, 2010.  Further, if the Company is current with its other obligations as set forth herein and has paid not less than $7,183,260 toward the purchase price an additional six month extension is available.

4.  As a result of the settlement between Quintus Resorts, LLC described in Item 1C Subsequent Events above, it is unlikely that any proceeds will be received from HBII prior to December 24, 2010.  This will likely require Castle to pay the full amount owed in connection with the purchase of Mocles from borrowed funds and/or its available cash at that time.

5.  The Company may pursue refinancing of this debt at some point prior to the due date using real estate based mortgage obligations or other financing.

•

At the time of purchase, Mocles had additional debts, namely:

1.

Bank Mortgage – There is $2,273,502 payable to a bank which is secured by the Podium.  The liability to the bank must be refinanced, paid in full, or renegotiated to the extent that the current guarantors are released from all obligations associated therewith, by December 31, 2009.

2.

Advances from parties heretofore related to Mocles in the amount of $1,509,768.  The entire amount is due and payable by December 24, 2010.  There is no interest associated with this liability.

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

•

An amount equal to the interest payable by Mocles to the bank is to be paid annually to Mocles by the Company as rental for the Podium.

•

A replacement fund is to be established from 50% of the net profits from the operation of the Podium, until such time as there is NZ$175,000 (US$135,660) regularly available for the replacement of furniture, fixtures and equipment installed in the Podium.  The fund must be expended and cannot be accumulated.

12.

Business Segments

As stated in Note 1, the Company has two basic types of hotel management agreements:  Gross Contracts and Net Contracts.  As described in Note 1, the revenues and expenses are disclosed separately on the statements of operations for each type of agreement.  The assets included in the consolidated financial statements only consist of assets owned in relation to the Gross Contract agreements and other assets used for general corporate purposes.  The financial statements do not include any assets the Company manages under the Net Contract agreements, since the Company does not have the same level of responsibility that it has under Gross Contracts.

The consolidated financial statements include the following related to international operations (which are predominately in New Zealand and related to Gross Contract agreements):  Revenues of $9,332,026 in 2007 and $8,494,364 in 2006; results from operations of $(482,931) in 2007 and ($192,258) in 2006; and fixed assets of $8,008,070 in 2007 and $7,379,298 in 2006.

13.

Settlement Agreement

On June 7, 2007, the Company entered into a Settlement Agreement with the developer of a hotel that was previously leased by the Company between 1999 and 2001.  The Company and the developer had previously entered into a Compromise Agreement in 2001 which called for the Company to make certain payments to the developer, and also to issue 900,000 shares of its restricted common stock to the developer.  In 2001, the Company recorded the issuance of 900,000 shares of common stock to the developer and recorded a note payable for $240,000, representing the balance of the payments due to the developer.  The Settlement Agreement reached in June 2007 voided the Compromise Agreement and therefore as of December 31, 2006, the Company voided the 900,000 shares that were previously issued.  Under the terms of the Settlement Agreement, the Company was also required to pay an additional $260,000, for a total of $500,000 to the developer, in monthly installments commencing in June 2007, with the total amount to be paid on or before January 18, 2008.  In accordance with the terms of the Settlement Agreement, the Company increased the note payable to the developer by $260,000 as of December 31, 2006.

14.

Subsequent Events

In 2008, the Company negotiated an extension of the note due for the purchase of Mocles (see note 11) for an additional year through December 24, 2010.

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

ITEM 8A(T). CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Company’s Chief Executive Officer has evaluated the effectiveness of the design and operation of the Company's “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) under the Exchange Act, as of this annual report. Based upon that evaluation, the Chief Executive Officer has concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that material information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during its fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect its internal control over financial reporting.

The Company’s management, with the participation of the CEO, has begun but has not yet completed an evaluation of the effectiveness of the Company’s internal control over financial reporting.   In making this assessment, our management is using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  As this evaluation is still underway, our management, with the participation of the CEO, cannot conclude that, as of December 31, 2007, our internal control over financial reporting was effective, and therefore this annual report does not include a report of management's assessment regarding internal control over financial reporting.

Further, this annual report does not include an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for Smaller Reporting Companies.

ITEM 8B.  OTHER INFORMATION.

None.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth certain information concerning the directors and executive officers of Castle as of December 31, 2007 (1).  Except as otherwise stated below, the directors will serve until the next annual meeting of stockholders or until their successors are elected or appointed, and the executive officers will serve until their successors are appointed by the Board of Directors.

Name	Age	Position

Rick Wall	64	Chief Executive Officer, Director and Chairman of the Board
Alan R. Mattson	51	Chief Operating Officer and Director
Howard Mendelsohn	50	Chief Financial Officer (2)
Jerry Ruthruff	60	Secretary and Director
John Brogan	75	Director
Eduardo Calvo	52	Director (3)
Michael Irish	54	Director
Rick Humphreys	64	Director
Stanley Mukai	75	Director
Motoko Takahashi	63	Director
Roy Tokujo	66	Director
Tony Vericella	55	Director

(1) In January 2008 the Company announced the appointment of Mr. Robert Wu to its Board of Directors and to the post of Executive Vice President of Asian Development for its Castle Resorts & Hotels subsidiary.

 (2) On March 1, 2008 Mr. Mendelsohn was named to the position of Executive Vice President of Capital Markets Development.  In his new role he is responsible for establishing and managing the Company’s relationships with the investment community and individual investors.  He will provide leadership in developing financing strategies and executing transactions which will enhance Castle’s overall value.  Mr. Mendelsohn formerly served as Castle’s Chief Financial Officer.  A successor for the CFO position has not yet been named.

(3) On February 4, 2008 Mr. Calvo resigned his seat on the Board of Directors of the Company in order to avoid any conflicts of interest between his legal practice and the operations and strategies of the Company.  Mr. Calvo’s law firm is not currently representing Castle or any other party involved in any legal matters.

Director and Officer  Backgrounds

Rick Wall. - Mr. Wall was appointed Castle’s Chief Executive Officer and Chairman of the Board in 1993.  Mr. Wall is the founder of Castle, and has served on the board of directors, and the executive committee of the Hawaii Visitors and Convention Bureau.

Alan Mattson – Mr. Mattson possesses over 20 years of senior level hospitality and travel industry experience. Alan was formerly vice president of sales and marketing for Dollar Rent a Car, responsible for all sales and marketing efforts for Hawaii, Asia, and the Pacific. Prior to that, he was director of marketing for Avis Car Rental, operating out of the Avis worldwide headquarters in New York. In addition, Alan has seven years of sales and marketing experience with Hilton Hotels Corporation, performing in a variety of senior level sales and marketing positions in Hawaii and the domestic United States. He joined Castle in September 1999 as senior vice president of sales and marketing and was later promoted to president in July 2005. Mr. Mattson was appointed to the position of Chief Operating Officer of the Castle Group, Inc. in June, 2007.

Jerry Ruthruff -  Mr. Ruthruff joined Castle in 2003 as general counsel.  He is a graduate of the University of Washington and earned his law degree from Harvard Law School in 1972.  Mr. Ruthruff has been in private practice since 1972 focusing on commercial matters and is a former trustee of the State of Hawaii Employees Retirement System.

John Brogan - Mr. Brogan is a well-respected and recognized leader in the hotel industry, Mr. Brogan’s last position before retirement was president of Starwood Hotels and Resorts - Hawaii.  Previously he chaired various boards, including Hawaii Visitors & Convention Bureau, Hawaii Hotel Association, American Heart Association-Hawaii, Blood Bank of Hawaii, Waikiki Improvement Association and Chaminade University.

Rick Humphreys -  Mr. Humphreys has almost 40 years of financial expertise. He started his career with Bank of California and was formerly president of both First Federal S & L and Hawaiian Trust Company. He also served as chairman of Bank of America in Hawaii. Rick is currently president of Hawaii Receivables Management, LLC. Additionally, he is a trustee of Menlo College and Pacific Capital Funds, and also a board member of the Bishop Museum, and Cancer Research Center of Hawaii.

Mike Irish -  Mr. Irish has been a successful businessman in Hawaii for over 30 years.  Mr. Irish began his career in hotel management, but moved to real estate and business acquisitions during the 1980s. He became part of the Hawaii food service industry with the purchase of Parks Brand Products in 1985, Halm’s Kim Chee in 1986, and Diamond Head Seafood in 1995 where he continues to serve as CEO.

Stanley Mukai -  Mr. Mukai is a partner in the Hawaii law firm of McCorriston, Miller, Mukai, MacKinnon. where he practices commercial and tax law.  Mr. Mukai holds a law degree from the Harvard Law School.  He is the Chairman of the Board of Waterhouse, Inc. and on the board of AIG Hawaii.  He is past Chairman of the Board of Regents of the University of Hawaii and a member of the Board of Governors of the East-West Center.  He presently serves on the Board of Governors of Iolani School

Motoko Takahashi -  Ms. Takahashi was appointed Secretary of Castle in August of 1994 and as director in March of 1995.  Ms. Takahashi had previously served as director for various Japanese investment companies in the United States.  She also holds the position as Vice President of N.K.C. Hawaii, Inc.  Ms. Takahashi was born in Tokyo, Japan where she completed her education and has resided in the United States for more than 30 years, with the past six being in Hawaii.

Roy Tokujo -  Mr. Tokujo was elected to the board of directors in March 2000.  Mr. Tokujo has over 45 years of experience in the hotel, restaurant and entertainment business in Hawaii, and he is the President and CEO of Cove Enterprises and Cove Marketing.  Mr. Tokujo was a founding member of the Hawaii Tourism Authority and is managing partner of Ko Olina Activities, LLC and Ko Olina Marketing & Licensing, LLC.

Tony Vericella -  Mr. Vericella is the Managing Director of Island Partners Hawai`i, a premier destination management company servicing the meeting and incentive travel needs of corporations and organizations, primarily from North America, Asia/Pacific and Europe. He has 30 years of extensive leadership experience in all aspects of the travel and tourism industry. His career in Hawaii began with Hawaiian Airlines and evolved to American Express Travel Related Services, Budget Rent a Car-Asia/Pacific and the Hawai`i Visitors and Convention Bureau.

Robert Wu- Mr. Wu currently serves as executive vice president for Asian development for Castle Resorts & Hotels a subsidiary of the Castle Group, Inc. He joined the Company in January 2008 and became an integral part of Castle's business development in the Asia region. Mr. Wu services as the chief executive offer for the Wu Group, a Hawaii based firm that specializes in Asia imports, management of several Hawaii businesses and business consultation services for the Asia-Pacific region

Significant Employees

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

From July 2000 until September 2007 , Castle ceased filing public reports and other documents which it was required to file with the Securities and Exchange Commission.  No officer, director or 10% shareholder of Castle sold any of Castle’s equity securities during the period from July 31, 2000, to the date hereof. During that period from July 31, 2000, and continuing until the date of this filing,  no officer, director or 10% shareholder of Castle reported his or her acquisition of Castle common stock received in exchange of forgiveness of indebtedness and/or in exchange for services rendered. Appropriate beneficial ownership forms have been filed with the Securities and Exchange Commission and may be found at .(www.sec.gov)

To Castle’s knowledge, as of the date hereof, all directors, officers and holders of more than 10% of Castle’s common stock, have filed all reports required of Section 16(a) of the Securities Exchange Act of 1934.

Code of Ethics

Castle has adopted a Code of Ethics that applies to all of its directors and executive officers serving in any capacity, including our principal executive officer, principal financial officer, and principal accounting officer or controller or persons performing similar functions. See Part III, Item 13.

Nominating Committee

The Board of Directors has not established a Nominating and Corporate Governance Committee because Castle management believes that the Board of Directors is able to effectively manage the issues normally considered by a Nominating and Corporate Governance Committee.

Audit Committee

The Board of Directors has appointed Richard Humphreys, Stanley Mukai and Motoko Takahashi as the Audit Committee.  Mr. Humphreys, Mr. Mukai and Ms. Takahashi are independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

ITEM 10. EXECUTIVE COMPENSATION.

Executive Compensation

The following table shows for the fiscal years ended December 31, 2005, 2006 and 2007, the aggregate annual remuneration of both highly paid persons who are executive officers or directors of Castle:

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation ($) (h)	All Other Compensation ($) (i)	Total Earnings ($) (j)
Rick Wall CEO & Director	12/31/07 12/31/06 12/31/05	$220,490 201,250 198,105	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	1,117 2,013 1,981	221,607 203,263 200,086
Alan Mattson COO & Director	12/31/07 12/31/06 12/31/05	$198,083 163,950 141,325	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	1,740 1,667 1,438	199,823 165,617 142,763

Outstanding Equity Awards

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

________________________________________________________________________

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Vested Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
None	None	None	None	None	None	None	None	None	None

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Rick Humphreys	$2,750	0	0	0	0	0	$ 2,750
John Brogan	2,750	0	0	0	0	0	2,750
Tony Vericella	2,750	0	0	0	0	0	2,750
Stanley Mukai	2,250	0	0	0	0	0	2,250
Jerry Ruthruff	2,250	0	0	0	0	0	2,250
Michael Irish	1,750	0	0	0	0	0	1,750
Roy Tokujo	1,500	0	0	0	0	0	1,500
Eduardo Calvo Jr.	1,250	0	0	0	0	0	1,250

Compensation of Directors

Non-employee Directors are paid $500 for each meeting of the Board which they attend. Members of the Executive Committee, Compensation Committee and Audit Committee are paid $250 for each meeting of the respective committees which they attend.  Castle does not presently have a stock option or similar compensation or incentive plan for members of the Board of Directors.  Mr. Calvo resigned as a Director in February 2008.

Employment Contracts

Castle has entered into a written employment contract with Alan Mattson effective as of January 1, 2006 and with Rick Wall effective as of January 1, 2004, which was subsequently amended on January 1, 2006, each of which is for the period ending December 31, 2010; each of these agreements has been previously filed and incorporated herein by reference to Exhibits 10.2 and 10.3 to the Company’s Annual Report on Form 10KSB for the year ended December 31, 2006.

During 2007 the Company entered into a written agreement with Howard Mendelsohn, effective as of July 1, 2007 for his professional services to the Company.  This agreement has been previously filed and incorporated herein by reference to Exhibits 10.1 Company’s Report on Form 8K on September 20, 2007.

Long Term Incentive Plans

As part of the compensation under its agreement with Howard Mendelsohn the Company’s the Company’s Executive Vice President of Capital Markets Development, on July 1, 2007 the Company granted Mr. Mendelsohn a warrant to purchase up to 200,000 shares of the Company’s common stock at a price of $2.00 per share for a period of up to 5 years. As of December 31, 2007 Mr. Mendelsohn had vested the right to purchase up to 100,000 shares under this warrant.  There were no other options, awards, options or stock appreciation rights or long term incentive plan awards that were issued or granted to Castle’s management during the fiscal year ending December 31, 2007.

Castle has a 401(k) profit sharing plan generally available to all of its employees.  Under the terms of the plan, Castle is required to match 100% of the amounts contributed by participants through payroll deductions, up to a maximum of 1% of their compensation.  Any employee with one year of service who is at least 21 years of age is eligible to participate.

Stock Plans

There were no stock plans in effect by Castle as of December 31, 2007.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

The following table sets forth the number of shares of Castle’s common stock beneficially owned as of March 31, 2008 by:  (i) each of the two highest paid persons who were officers and directors of Castle, (ii) all officers and directors of Castle as a Group, and (iii) each shareholder who owned more than 5% of Castle’s common stock, including those shares subject to outstanding options, warrants and other convertible items.  Amounts also reflect shares held both directly and indirectly by the persons named.

Name and Address	Beneficially Owned (1)	Shares % of Class (2)
Rick Wall 3 Waterfront Plaza, Suite 555 500 Ala Moana Boulevard Honolulu, HI 96813	2,761,500	29.0%
Motoko Takahashi 3 Waterfront Plaza, Suite 555 500 Ala Moana Boulevard Honolulu, HI 96813	1,138,900	11.9%
Roy Tokujo 1580 Makaloa St. Honolulu, HI 96814	380,000	4.0%
Jerry Ruthruff 700 Richards Street, Apt. 2709, Honolulu, HI 96813	300,000	3.1%
Stanley Mukai 500 Ala Moana Blvd 4th Floor Honolulu, HI 96813	147,000	1.5%
Alan R. Mattson 3 Waterfront Plaza, Suite 555 500 Ala Moana Boulevard Honolulu, HI 96813	102,000	1.1%
Directors and officers as a group (8 persons)	4,829,400	50.6%

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

Options, Warrants and Rights

In 1999 and 2000, Castle issued 11,105 shares of Castle’s $100 par value redeemable Preferred Stock through a private placement for a gross consideration of $1,105,000.  The stock bears cumulative dividends at the rate of $7.50 per annum for each share of stock.  Upon certain tender offers to acquire substantially all of Castle’s common stock, the holders of the Redeemable Preferred Stock may require that the shares be redeemed at a redemption price of $100 per share plus accrued and unpaid dividends.  The shares are nonvoting and entitle the holder to convert each share of Preferred Stock into 33.33 shares of Castle’s common stock.  Dividends are cumulative from the date of original issue and are payable, semi-annually, when, and if, declared by the board of directors.  At December 31, 2006, undeclared and unpaid dividends on these shares were $704,233 or $63.73 per preferred share.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Transactions with Related Persons

Hanalei Bay International Investors (“HBII”)

The Chairman and CEO of the Company is the sole shareholder of HBII Management, Inc, the managing General Partner of HBII.  In March 1999, HBII consummated the sale of its interest in Hanalei Bay Resort to an unrelated third party.  The cash proceeds received by HBII on the closing of the sale were not sufficient to satisfy all claims of HBII’s creditors, including the Company, and the Company accepted a note receivable in the amount of $4,420,003 as settlement for its account receivable balance of $1,105,001 at the time of the sale.  The excess amount ($3.315M) over the receivable balance was accounted for as a shareholder contribution. Under the terms and conditions of the agreement to sell Hanalei Bay Resort, HBII is entitled to receive a percentage of the future cash flows from the resort’s hotel operations and the sale of certain time-share units.

As part of the Company’s purchase of real estate in New Zealand (see Note 11), an assignment of $3,018,000 of the total note receivable from HBII was made to the seller of the real estate, with the Company remaining as guarantor should the note receivable not be collected before December 24, 2009. This obligation has been subsequently extended until December 24, 2010.

During 2006, the Company also assigned $600,000 of the HBII note receivable to a bank as security for a term loan.

Castle had recorded a note receivable from Hanalei Bay International Investors (“HBII”) which amounted to $4,420,003 including interest as of December 31, 2007.  HBII intended to pay that amount from its share of proceeds owed to it pursuant to an agreement with Quintus (HBR), LLC (“HBR”).  However, HBR disputed the amount that it was indebted to HBII, and HBII filed a lawsuit to collect the amounts owed by HBR.  In March 2008, HBII and Quintus Resorts, LLC (“Quintus”), the parent company of HBR, entered into a settlement to resolve the litigation by Quintus issuing a twenty percent (19.9%) membership interest in Quintus to HBII or its designee, which included a preferred return as to the first $6.2 million of future distributions of available cash flow.

Quintus is the owner of a timeshare resort project in Genoa, Nevada, near Lake Tahoe.  Quintus has not yet completed its financial statements for 2007 but estimates that its net loss incurred in 2007 will eliminate all or virtually all of its net equity as calculated according to generally accepted accounting principles.  Quintus believes that the fair market value of its assets on a going concern basis exceeds its liabilities by approximately $15,000,000; according to Quintus’ projections, Quintus is projecting cash flows of over $40,000,000 from the sale of time share intervals and/or real property interests in its timeshare resort project over the next ten to fifteen years.  Neither Quintus’ estimates as to the fair market value of its assets nor its projections have been verified or reviewed by any independent third party.

For at least the next two or three years, Quintus will be required to use all of its available cash flow to pay down the substantial indebtedness it incurred in purchasing the resort.  Based on Quintus’s financial projection, HBII’s management believes that it is likely to receive in excess of $6,000,000 from its ownership interest in Quintus and that it will utilize these funds to pay its indebtedness to Castle.  In that the distributions from HBII will likely not be realized for a number of years and are subject to uncertainty and risks over which Castle has no control, there can be no assurance that Castle will receive any distributions from HBII’s ownership interest in Quintus within the next ten years, if at all.  As required by Generally Accepted Accounting Principles (“GAAP”) the Company has established a reserve for uncollectible amounts.  The Company recorded an expense during 2007 for $954,459, and reduced additional paid in capital for $3,315,002 in providing for the reserve.  In the fourth quarter the Company reversed $150,542 in accrued Interest Income earned on the Note during 2007.

Loan Fees

In 2006, the Company secured $600,000 financing from a bank (see note 6 to the financial statements) and the CEO of the Company acted as guarantor.  As consideration for the guaranty, the Company pays a quarterly guaranty fee of 2% per annum to the CEO of the Company.  During 2007, the Company paid $8,156 in guaranty fees to the Company’s CEO.

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

In December of 2007, the Chairman and CEO of the Company advanced $75,000 to the Company to capitalize the Company’s Thailand subsidiary.

Through December 2007, the Company has accrued but not paid Mr. Jerry Ruthruff a total of $72,000 for professional fees earned during 2007.

Except for the transactions with HBII, the issuance of stock described above, the financing guarantee arrangement, the related party loans and unpaid fees, and the employment agreements with Rick Wall and Alan Mattson, there were no transactions, proposed transactions or outstanding transactions to which Castle or any of its subsidiaries was or is to be a party, in which the amount involved exceeds $50,000 and in which any director or executive officer, or any shareholder who is known to Castle to own of record or beneficially more than 10% of Castle’s common stock, or any member of the immediate family of any of the foregoing persons, had a direct or indirect material interest.

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

ITEM 13. EXHIBITS.

Exhibit Index

Exhibit No.	Title of Document	Location if other than attached hereto	Previously Filed
3.1 *	Restated Articles of Incorporation	Part I, Item 1 *	*
3.2 *	Certificate of Designation	Part I, Item 1 *	*
3.3 *	By-Laws	Part I, Item 1 *	*
3.4 *	By-Law Amendment	Part I, Item 1 *	*
10.1	Settlement Agreement Manhattan Guam	Part I, Item 1 *	*
10.2	Employment Agreement with Rick Wall as amended	Part III, Item 10 *	*
10.3	Employment Agreement with Alan Mattson	Part III, Item 10 *	*
14	Code of Ethics	Part III, Item 10	*
21	Subsidiaries of the Company
31.1	302 Certification of Rick Wall
32	906 Certification

* Incorporated herein by reference and Filed as exhibit to Form 10KSB for the year ended December 31, 2006 on September 19, 2007.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2007 and 2006:

Fee Category	2007	2006
Audit Fees	$ 148,915	$83,468
Audit-related Fees	0	0
Tax Fees	4,715	5,960
All Other Fees	0	3,372
Total Fees	$ 153,630	$92,800

AUDIT FEES

The aggregate fees billed by Castle’s auditors for professional services rendered in connection with the audit of Castle’s annual consolidated financial statements and reviews of the interim consolidated financial statements for 2007 and 2006 were $148,915 and $83,468 respectively.

AUDIT-RELATED FEES

The aggregate fees billed by Castle’s auditors for any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of Castle’s financial statements and are not reported under “Audit Fees” above for 2007 and 2006 were $0 for all years.

TAX FEES

The aggregate fees billed by Castle’s auditors for professional services for tax compliance, tax advice, and tax planning for 2007 and 2006 were $4,715 and $5,960  respectively.

ALL OTHER FEES

The aggregate fees billed by Castle’s auditors for all other non-audit services rendered to Castle, such as attending meetings and other miscellaneous financial consulting, for 2007 and 2006 were $0 and $3,372, respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                               THE CASTLE GROUP, INC.

Date:  April 14, 2008                                                             By  /s/ Rick Wall

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

/s/ Rick Wall                           Date:      4/14/08

Rick Wall

Chief Executive Officer and

Chairman of the Board

 /s/ Alan R. Mattson     Date:  4/14/08

 Alan R. Mattson

 Director and Chief Operating

 Officer, President, Castle Resorts & Hotels, Inc.

/s/ Motoko Takahashi            Date:  4/14/08                   /s/ Stanley Mukai        Date:  4/14/08

Motoko Takahashi                                                                 Stanley Mukai

Director                                                                                  Director

/s/ Robert Wu             Date:  4/14/08                              /s/Rick Humphreys      Date:4/14/08

Robert Wu                                                                           Rick Humphreys

Director                                                                                Director

/s/ Tony Vericella         Date:  4/14/08                         /s/ Roy Tokujo            Date:  4/14/08

Tony Vericella                                                                   Roy Tokujo

Director                                                                              Director