Form 10-Q
period 2008-03-31
CASTLE GROUP INC
filed 2008-05-06
CIK 918543

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

______________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]      Accelerated filer [  ]       Non-accelerated filer [  ]      Smaller reporting company [X]

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date: March 31, 2008 - 9,538,055 shares of common stock.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

THE CASTLE GROUP INC.
CONSOLIDATED BALANCE SHEETS
March 31, 2008 (Unaudited) and December 31, 2007 (Audited)
ASSETS
	3/31/08	12/31/07
Current Assets
Cash and cash equivalents	$556,133	$494,089
Accounts receivable, net of allowance for bad debts	3,137,020	3,262,058
Deferred tax asset	642,000	642,000
Prepaids and other current assets	272,271	339,620
Total Current Assets	4,607,424	4,737,767
Property plant & equipment, net	8,247,115	8,050,563
Goodwill	54,726	54,726
Deposits	32,679	28,070
Restricted cash	231,861	163,157
Deferred tax asset	1,252,166	1,319,475

TOTAL ASSETS	$14,425,971	$14,353,758

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$3,162,605	$3,489,311
Deposits payable	386,853	386,359
Current portion of long term debt	1,201,303	1,308,262
Current portion of long term debt to related parties	180,850	110,850
Accrued salaries and wages	1,001,104	944,459
Accrued taxes	131,829	158,948
Accrued interest	45,017	66,250
Other current liabilities	86,369	8,267
Total Current Liabilities	$6,195,930	$6,472,706
Non Current Liabilities
Long term debt, net of current portion	5,006,637	4,916,997
Deposits payable	231,861	163,157
Notes payable to related parties	165,363	223,770
Other long term obligations, net	3,018,000	3,018,000
Total Non Current Liabilities	8,421,861	8,321,924
Total Liabilities	$14,617,791	$14,794,630
Stockholders' Equity (Deficit)
Preferred stock, $100 par value, 50,000 shares authorized, 11,050	1,105,000	1,105,000
shares issued and outstanding in 2008 and 2007, respectively
Common stock, $.02 par value, 20,000,000 shares authorized, 9,538,055	190,761	190,761
shares issued and outstanding in 2008 and 2007, respectively
Additional paid in capital	3,366,928	3,366,928
Retained deficit	(4,935,272)	(5,034,930)
Accumulated other comprehensive income (loss)	80,763	(68,631)
Total Stockholders’ Equity (Deficit)	(191,820)	(440,872)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$14,425,971	$14,353,758
The accompanying notes are an integral part of these consolidated financial statements

THE CASTLE GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDING MARCH 31, 2008 & 2007 (Unaudited)

	2008	2007
Revenues
Revenue attributed from properties	$5,170,184	$4,571,964
Management & Service	811,265	336,656
Other Income	24,733	75,340
Total Revenues	6,006,182	4,983,960

Operating Expenses
Property	4,635,935	4,166,332
Payroll and office expenses	663,151	399,927
Administrative and general	377,893	231,365
Depreciation	56,290	56,188
Total Operating Expense	5,733,269	4,853,812
Operating Income	272,913	130,148
Interest Income	2,567	36,916
Interest Expense	(108,513)	(133,093)
Income (loss) before taxes	166,967	33,971
Income Taxes	67,309	14,269
Net Income (Loss)	$99,658	$19,702

Other Comprehensive Income
Foreign currency translation adjustment	149,394	31,080
Total Comprehensive Income (Loss)	$249,052	$50,782

Earnings (Loss) Per Share
Basic	$0.01	$0.00
Diluted	$0.01	$0.00
Weighted Average Shares
Basic	9,538,055	9,538,055
Diluted	10,156,388	9,906,388

The accompanying notes are an integral part of these consolidated financial statements

THE CASTLE GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDING MARCH 31, 2008 & 2007(UNAUDITED)

	2008	2007
Cash Flows from Operating Activities
Net income (loss)	$99,658	$19,702
Depreciation	56,290	56,185
Amortization of discount	64,942	56,482
(Increase) decrease in
Accounts receivable	(209,494)	(523,128)
Other current assets	174,095	29,817
Deposits and other assets	(4,676)	0
Restricted cash	(63,283)	73,408
Deferred taxes	67,309	14,269
Increase (decrease) in
Accounts payable and accrued expenses	3,287	499,635
Net Change From Operating Activities	188,128	226,370

Cash Flows from Investing Activities
Purchase of assets	(20,840)	(17,023)
Net Change from Investing Activities	(20,840)	(17,023)

Cash Flows from Financing Activities
Proceeds from notes	145,000	0
Payments on notes	(246,312)	(143,341)
Net Change from Financing Activities	(101,312)	(143,341)

Effect of exchange rate on changes in cash	(3,932)	342

Net Change in Cash	62,044	66,348
Beginning Balance	494,089	1,100,302
Ending Balance	$556,133	$1,166,650

Supplementary Information
Cash Paid for Interest	35,935	35,204
Cash Paid for Income Taxes	0	0

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

Note 1 Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  In the opinion of management, the accompanying interim financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation.  The results of operations for the three-month period ended March 31, 2008, are not necessarily indicative of the results for a full-year period. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual audited financial statements for the year ended December 31, 2007, that are contained in its 10-KSB Annual Report for December 31, 2007.

Income Recognition

The Company recognizes income from the management of resort properties according to terms of its various management contracts.

The Company has two basic types of agreements.  Under a “Gross Contract,” the Company records income which is based on a percentage of the gross rental proceeds received from the rental of hotel or condominium units.  Under the Gross Contract, the Company is responsible for all of the operating expenses for the hotel or condominium unit.  Under a “Net Contract,” the Company receives a management fee that is based on a percentage of the gross rental proceeds received from the rental of hotel or condominium units.  Under the Net Contract, the owner of the hotel or condominium unit is responsible for all of the operating expenses of the rental program covering the owner’s unit.  Under the Net Contract, the Company also typically receives an incentive management fee, which is based on the net operating profit of the covered property.  Revenues received under the Gross Contract are recorded as Revenue Attributed From Properties, while revenues received under the net contract are recorded as Management and Service Income.  Under both types of agreements, revenues are recognized after services have been rendered.  A liability is recognized for any deposits received for which services have not yet been rendered.

The financial statements presented for the quarter ended March 31, 2008, have been adjusted to reflect a change in the accounting methodology which the Company has adopted.  The Company previously recorded “Management and Service Fees” from its properties that were operated under a Gross Contract as described above, and an offsetting amount was recorded as an expense under “Property” operating expenses.  The Company adopted a change in the accounting for these fees and expenses, and the financial statements for the quarter ended March 31, 2007, have been adjusted by reducing both “Management & Service” revenues and “Payroll & Office Expense” by $510,859, which reflects the amount of Management & Service fees that were recorded for properties operated under a Gross Contact as described above.  The Company believes that this method properly allocates the corporate office overhead costs to the Gross Contract properties.  The adjustment did not affect net income, operating income, EBITDA or any balance sheet accounts.

Note 2 New Accounting Pronouncements

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

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”).  Commencing with the Company’s Annual Report for the year ended December 31, 2007, the Company is required to include a report of management on the Company’s internal control over financial reporting.  The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for the Company; of management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of year end; of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting; and for the year ending December 31, 2008, the Company’s independent accounting firm will be required to issue an attestation report on management’s assessment of the Company’s internal control over financial reporting, which report is also required to be filed as part of the Annual Report on form 10-K.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.”  SFAS No. 141(R) changes the accounting for and reporting of business combination transactions in the following way:  Recognition with certain exceptions, of 100% of the fair values of assets acquired, liabilities assumed, and non controlling interests of acquired businesses; measurement of all acquirer shares issued in consideration for a business combination at fair value on the acquisition date; recognition of contingent consideration arrangements at their acquisition date fair values, with subsequent changes in fair value generally reflected in earnings; recognition of pre-acquisition gain and loss contingencies at their acquisition date fair value; capitalization of in-process research and development (IPR&D) assets acquired at acquisition date fair value; recognition of acquisition-related transaction costs as expense when incurred; recognition of acquisition-related restructuring cost accruals in acquisition accounting only if the criteria in Statement No. 146 are met as of the acquisition date; and recognition of changes in the acquirer’s income tax valuation allowance resulting from the business combination separately from the business combination as adjustments to income tax expense.  SFAS No. 141(R) is effective for the first annual reporting period beginning on or after December 15, 2008, with earlier adoption prohibited.  The adoption of SFAS No. 141(R) will affect valuation of business acquisitions made in 2009 and forward.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interest in Consolidated Financial Statements – an Amendment of ARB 51” (SFAS 160).  SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  It also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest, and requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest.  SAFS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Earlier adoption is prohibited.  We do not anticipate a material impact upon adoption.

In March 2008, the FSAB issued FASS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.”  SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  We do not anticipate a material impact upon adoption.

Note 3 Subsequent event.

On April 30, 2008 the Company completed a private placement of $500,000 from the sale of 333,333 Units.  Each Unit consisted of one share of common stock with a par value of $0.02 per share and one purchase warrant exercisable for a period of three years to one share of the Company’s common stock at an exercise price of $3.50 per share.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Forward Looking Statements

Statements made in this Quarterly Report of the Castle Group, Inc. (“Castle” or the “Company”) which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of the Company, including, without limitation, (i) Castle’s ability to raise capital, and (ii) statements preceded by, followed by or that include the words “may,” “would,” “could,” “should,” “expects,” “projects,” “anticipates,” “believes,” “estimates,” “plans,” “intends,” “targets” or similar expressions.

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

Factors that may affect forward-looking statements include a wide range of factors that could materially affect future developments and performance, including the following: Changes in company-wide strategies, which may result in changes in the types or mix of businesses in which Castle is involved or chooses to invest; changes in U.S., global or regional economic conditions, changes in U.S. and global financial and equity markets, including significant interest rate fluctuations, which may impede Castle’s access to, or increase the cost of, external financing for its operations and investments; increased competitive pressures, both domestically and internationally, legal and regulatory developments, such as regulatory actions affecting environmental activities, the imposition by foreign countries of trade restrictions and changes in international tax laws or currency controls; adverse weather conditions or natural disasters, such as hurricanes and earthquakes, labor disputes, which may lead to increased costs or disruption of operations.  This list of factors that may affect future performance and the accuracy of forward-looking statements are illustrative, but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

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

We also have specialized marketing packages aimed at specific audiences such as our frequent flyer programs with Hawaiian Airlines and Japan Airlines.  Mileage points are awarded for stays at Castle properties and additional promotional opportunities are provided by these select airlines.  Additionally, we offer  benefits programs and discounts targeted towards the baby boomers known as the “new seniors” for those aged 50 years and up; the military, government employees, business travelers, industry personnel and membership organizations, Castle provides bonus incentives to travel agents for referrals, industry discounts to airline employees and travel agents, and specially discounted rates are offered to members of clubs and associations with thousands of members such as AAA, Entertainment and Quest, to name a few.

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

As part of Castle’s strategies to secure long term, multi- year management contracts, from time to time, we have found it advantageous to purchase or lease selected real property within a resort or condominium project.   This occurred in 2004, when Castle’s wholly owned subsidiary, NZ Castle Resorts and Hotels Limited, entered into an agreement to purchase all of the shares of Mocles Holdings Limited (“Mocles”), a New Zealand Corporation.  Mocles owns the Podium levels (“Podium”) of the Spencer on Byron Hotel in Auckland, New Zealand, which includes the front desk, restaurant, bar, ballroom, board room, conference rooms, back of the house facilities and other areas necessary for the hotel’s operation.  Through our ownership of the Podium and a multi-year management contract for the Spencer on Byron hotel, Castle is assured of ongoing revenues in future years from this property

Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Revenues

Total Revenues increased by 21% to $6,006,182 for the three months ended March 31, 2008, from $4,983,960 in the comparable period in 2007.  The increase reflects increases in revenue from both domestic and international operations in the first quarter of 2008, primarily as a result of six new property contracts initiated in 2007 and to a lesser degree by changes in rates and occupancy at the properties under Castle’s management.  Revenues Attributed from Properties increased by approximately 13% or $598,220 for the first quarter of 2008 as compared to the comparable periods of 2007, due to primarily to increases in revenue from the New Zealand operation from increased occupancy and daily rates and a strengthening of the New Zealand dollar.  Management and Service Revenues during the first quarter increased by 141% to $811,265 in 2008 from $336,656 in 2007. This increase is primarily due to incremental of revenues from the additional contracts initiated in 2007.

Expenses

Property Expenses are those expenses related to the management of the resort and condominium properties which are operated on a Gross Revenue contract basis.  Property expenses increased by 11% to $4.6 million for the three months ended March 31, 2008, from $4.2 million in the three months ending March 31, 2007.  These expense increases are in line with revenue increases and are subject to the effects of the exchange rate of the U.S. dollar as compared to the New Zealand dollar, which strengthened against the U.S. dollar when comparing 2008 to 2007.

Comparing the first quarter of 2008 and 2007, payroll and office expenses increased by $263,224 or 66% to $663,151 from $399,927 as Castle added operational positions to improve the services provided by the additional properties contracts and the previously existing portfolio of properties under contract.  Staffing levels in the areas of reservations, sales and marketing, accounting and finance, and infrastructure and technology were increased in 2007 and 2008 in response to the growth in the number of units under contract, the geographical expansion of the Company in 2007 and 2008 and continued expected growth in the future.

Administrative and general expenses increased by 63% or $146,528 during the first quarter of 2008 as compared to the first quarter of 2007.  This increase is primarily a result of expenses incurred related to establishing operations in Thailand, business development efforts in Vietnam and the increase in the number of properties under management.

EBITDA (Earnings before Interest, Depreciation, Taxes and Amortization) reflects the Company’s earnings without the effect of depreciation, interest income or expense or taxes.  Castle’s management believes that in many ways it is a good alternative indicator of the Company’s financial performance.  It removes the effects of non-cash depreciation and amortization of assets, as well as the fluctuations of interest costs based on the Company’s borrowing history and increases and decreases in tax expense brought about by changes in the provision for future tax effects rather than current income.  A comparison of EBITDA and Net Income is shown below.  EBIDTA increased by 77% and totaled $329,203 for the three months ended March 31, 2008, as compared to $186,336 in the year earlier period.  These changes are primarily a result of increases in Total Revenue Attributed to Properties which were offset by increases in Property Expense.  When combined with the increases in Management and Service revenues and increases in Payroll and office expense and administrative and general expenses the result is an increase in EBITDA of $142,867.

Comparison of Net Income to EBITDA:
	For the Three Months Ended March 31,
	2008	2007
Net Income	$ 99,658	$ 19,702

Add Back:
Income Taxes	67,309	14,269
Net interest expense	105,946	96,177
Depreciation	56,290	56,188
EBITDA-	$ 329,203	$ 186,336

Depreciation

Castle’s business does not require a great deal of capital expenditure for equipment or fixed assets.  As a result, depreciation expense was $56,290 for the three months ended March 31, 2008, as compared to $56,188 for the same period last year.

Interest Income and Expense

Interest income of $2,567 for the three months ended March 31, 2008, as compared to $36,916 in the same period last year reflects lower invested cash balances in the first quarter of 2008 as compared to the comparable period in 2007 and $36,916 interest on Note Receivable recorded in the first quarter of 2007, which was not continued in 2008.

Interest Expense of $108,513 for the three months ended March 31, 2008, as compared to $133,093 for the same period last year, reflects a decrease in the discount of $36,916 recognized for the assignment of a Note Receivable used as part of the Purchase of real estate.  This discount was not recognized in the first quarter of 2008.

Income Tax

An increase in taxable income for the three month period ended March 31, 2008, led to an increase in Income Tax Expense for the three month period ended March 31, 2008, to $67,309 from $14,269 in the respective period of 2007.

Net Income (Loss)

Net income for the three months ending March 31, 2008, totaled $99,568 as compared to net income of $19,702 in the year earlier period.  This is primarily a result of the Company the impact of the six new contracts which were signed in 2007.

Foreign Currency Translation Adjustment

For consolidated entities whose functional currency is not the U.S. dollar, Castle translates their financial statements into U.S. dollars.  Assets and liabilities are translated at the exchange rate currently in effect as of the financial statement date, and results of operations are translated using the weighted average exchange rate for the period. Translation adjustments from foreign exchange are included as a separate component of stockholders’ equity. Changes in the carrying value of the assets and liabilities of the consolidated entities outside of the United States due to foreign exchange changes are reflected as Foreign Currency Adjustments.  Foreign Currency Translation adjustments totaled $149,394 for the three months ended March 31, 2008, and $31,080 for the prior year, which reflects a decrease in the U.S. dollar to New Zealand dollar exchange rate during 2008 and 2007.

Total Comprehensive Income

Total Comprehensive Income (Loss) for the three months ended March 31, 2008, totaled $249,052 as compared to $50,782 in the year earlier period.  This is primarily a result of the changes in Revenue and Property and Operating Expenses noted above and the changes in Income Tax expense and Foreign Currency Translation adjustments also noted above.

Off-balance sheet arrangements

None; not applicable.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The primary market risk that the Company may be impacted by is the fluctuation of the exchange rate of the U.S. dollar relative to foreign currencies. The U.S. Dollar is the functional currency of our consolidated entities operating in the United States. The functional currency for our consolidated entities operating outside of the United States is generally the currency of the country in which the entity primarily generates and expends cash.  For consolidated entities whose functional currency is not the U.S. dollar, Castle translates its financial statements into U.S. dollars. Assets and liabilities are translated at the exchange rate in effect as of the financial statement date, and results of operations are translated using the weighted average exchange rate for the period. Translation adjustments from foreign exchange are included as a separate component of stockholders’ equity. Changes in exchange rates of the US Dollar to other foreign currencies may have a significant impact on the financial and operating results of the Company in future periods.

Item 4T.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Company’s Chief Executive Officer (who is also the acting CFO) has evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) under the Exchange Act, as of the date of this Quarterly Report.  Based upon that evaluation, the Chief Executive Officer has concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that material information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during its first fiscal quarter that have materially affected, or are reasonably likely to materially affect its internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes from our risk factors as previously disclosed in our 10KSB.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the quarterly period ended March 31, 2008

Use of Proceeds of Registered Securities

No proceeds were received from the sale of registered securities during the quarterly period ended March 31, 2008.

Purchases of Equity Securities by Us and Affiliated Purchasers

None; not applicable.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

None; not applicable.

Item 5. Other Information.

(a)     Subsequent events.

On April 30, 2008 the Company completed a private placement of $500,000 from the sale of 333,333 Units.  Each Unit consisted of one share of common stock with a par value of $0.02 per share and one purchase warrant exercisable for a period of three years to one share of the Company’s common stock at an exercise price of $3.50 per share.

(b)     Nominating Committee

During the quarterly period ended March 31, 2008, there were no changes in the procedures by which security holders may recommend nominees to Castle’s Board of Directors.

Item 6. Exhibits

(a) Exhibits and index of exhibits.

31.1 302 Certification of Rick Wall, Chief Executive Officer

32    Section 906 Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CASTLE GROUP, INC.

Date:	5/5/08	By:	/s/Rick Wall
Rick Wall
Chief Executive Officer and Chairman of the Board of Directors and Acting CFO