Form 10-Q
period 2008-06-30
CASTLE GROUP INC
filed 2008-08-14
CIK 918543

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date: August 10, 2008 – 9,946,392 shares of common stock.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

THE CASTLE GROUP INC.
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2008 & DECEMBER 31, 2007

ASSETS
	June 30, 2008 (UNAUDITED)	December 31, 2007
Current Assets
Cash and cash equivalents	556,632	494,089
Accounts receivable, net of allowance for bad debts	2,441,167	3,262,058
Deferred tax asset	642,000	642,000
Prepaids and other current assets	526,385	339,620
Total Current Assets	4,166,184	4,737,767
Property plant & equipment, net	7,834,911	8,050,563
Goodwill	54,726	54,726
Deposits	30,468	28,070
Restricted cash	180,168	163,157
Deferred tax asset	1,621,949	1,319,475

TOTAL ASSETS	13,888,406	14,353,758

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	3,256,213	3,489,311
Deposits payable	589,057	386,359
Current portion of long term debt	1,065,223	1,308,262
Current portion of long term debt to related parties	74,084	110,850
Accrued salaries and wages	986,923	944,459
Accrued taxes	105,426	158,948
Accrued interest	44,538	66,250
Other current liabilities	50,441	8,267
Total Current Liabilities	6,171,905	6,472,706
Non Current Liabilities
Long term debt, net of current portion	4,696,559	4,916,997
Deposits payable	180,168	163,157
Notes payable to related parties	117,316	223,770
Other long term obligations, net	3,018,000	3,018,000
Total Non Current Liabilities	8,012,043	8,321,924
Total Liabilities	14,183,948	14,794,630
Stockholders' Equity
Preferred stock, $100 par value, 50,000 shares authorized, 11,050 shares issued & outstanding at 6/30/08 & 12/31/07 respectively	1,105,000	1,105,000
Common stock, $.02 par value, 20,000,000 shares authorized, 9,946,392 and 9,538,055 shares issued & outstanding at 6/30/08 & 12/31/07 respectively	198,929	190,761
Additional paid in capital	3,942,255	3,366,928
Retained deficit	(5,481,154)	(5,034,930)
Accumulated other comprehensive income (loss)	(60,572)	(68,631)
Total Stockholders' Equity	(295,542)	(440,872)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	13,888,406	14,353,758

The accompanying notes are an integral part of these consolidated financial statements

THE CASTLE GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
THREE AND SIX MONTHS ENDED JUNE 30, 2008 & 2007 (UNAUDITED)

	Quarter End	Quarter End	Year to Date	Year to Date
	30-Jun-08	30-Jun-07	30-Jun-08	30-Jun-07
Revenues
Revenue attributed from properties	4,005,619	4,307,139	9,175,803	8,878,966
Management & Service	593,228	446,578	1,404,493	903,524
Other Income	23,522	86,844	48,255	162,184
Total Revenues	4,622,369	4,840,561	10,628,551	9,944,674

Operating Expenses
Property	4,280,221	4,228,379	8,916,156	8,393,756
Payroll and office expenses	707,264	533,043	1,370,415	1,053,260
Administrative and general	400,683	225,506	778,576	456,867
Depreciation	55,637	59,676	111,927	115,861
Total Operating Expense	5,443,805	5,046,604	11,177,074	10,019,744
Operating Income	(821,436)	(206,043)	(548,523)	(75,070)
Interest Income	0	37,392	2,567	74,308
Interest Expense	(94,229)	(136,297)	(202,742)	(269,387)
Income (loss) before taxes	(915,665)	(304,948)	(748,698)	(270,149)
Income tax (expense) benefit	369,783	134,740	302,474	120,471
Net Income (Loss)	(545,882)	(170,208)	(446,224)	(149,678)

Other Comprehensive Income
Foreign currency translation adjustment	(141,335)	(64,602)	8,059	(33,522)
Total Comprehensive Income (Loss)	(687,217)	(234,810)	(438,165)	(183,200)

Earnings (Loss) Per Share
Basic	(0.06)	(0.02)	(0.05)	(0.02)
Diluted	(0.06)	(0.02)	(0.05)	(0.02)
Weighted Average Shares
Basic	9,663,697	9,538,055	9,600,876	9,538,055
Diluted	9,663,697	9,538,055	9,600,876	9,538,055

The accompanying notes are an integral part of these consolidated financial statements

THE CASTLE GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDING JUNE 30, 2008 & 2007 (UNAUDITED)

	2008	2007
Cash Flows from Operating Activities
Net income (loss)	(446,224)	(149,678)
Depreciation	111,927	109,635
Amortization of discount	129,106	116,809
Stock issued for compensation	131,250	0
(Increase) decrease in
Accounts receivable	568,614	(505,368)
Other current assets	(189,729)	(368,597)
Deposits and other assets	(2,542)	0
Restricted cash	(20,483)	360,883
Deferred taxes	(302,474)	(120,471)
Increase (decrease) in
Accounts payable and accrued expenses	267,880	761,579
Net Change From Operating Activities	247,325	204,792

Cash Flows from Investing Activities
Purchase of assets	(37,130)	(49,948)
Net Change from Investing Activities	(37,130)	(49,948)

Cash Flows from Financing Activities
Private placement of stock	224,744	0
Payments on notes	(357,987)	(392,067)
Net Change from Financing Activities	(133,243)	(392,067)

Effect of exchange rate on changes in cash	(14,409)	(5,288)

Net Change in Cash	62,543	(242,511)
Beginning Balance	494,089	1,100,302
Ending Balance	556,632	857,791

Supplementary Information
Cash Paid for Interest	79,757	78,269
Cash Paid for Income Taxes	0	0
Significant Non-cash Transactions
Conversion of debt to stock	(227,500)	0

The accompanying notes are an integral part of these consolidated financial statements

Notes to Consolidated Financial Statements:

Summary of Significant Accounting Policies

Organization

The Castle Group, Inc. was incorporated under the laws of the State of Utah on August 21, 1981. The Castle Group, Inc. operates in the hotel and resort management industry in the State of Hawaii, New Zealand, Thailand, The Federated States of Micronesia, the Territory of Guam and the Commonwealth of Saipan under the trade name “Castle Resorts and Hotels.”  The accounting and reporting policies of The Castle Group, Inc. (the “Company” or “Castle”) conform with generally accepted accounting principles and practices within the hotel and resort management industry.

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

Note 1  Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  In the opinion of management, the accompanying interim financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation.  The results of operations for the three-month and six-month periods ended June 30, 2008, are not necessarily indicative of the results for a full-year period. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in Castle’s annual audited financial statements for the year ended December 31, 2007.

Income Recognition

The Company recognizes income from the management of resort properties according to terms of its various management contracts.

The Company has two basic types of agreements.  Under a “Gross Contract” the Company records income which is based on a percentage of the gross rental proceeds received from the rental of hotel or condominium units.  The portion of the revenues that represent the unit owners’ percentages are not recorded by the Company as income or expenses.  Under the Gross Contract, the Company is responsible for all of the operating expenses for the hotel or condominium unit.  Under a “Net Contract”, the Company receives a management fee that is based on a percentage of the gross rental proceeds received from the rental of hotel or condominium units.  Under the Net Contract, the owner of the hotel or condominium unit is responsible for all of the operating expenses of the rental program covering the owner’s unit.  Under the Net Contract, the Company also typically receives an incentive management fee, which is based on the net operating profit of the covered property.  Revenues received under the Gross Contract are recorded as Revenue Attributed From Properties, while revenues received under the net contract are recorded as Management and Service Income. Under both types of agreements, revenues are recognized after services have been rendered.  A liability is recognized for any deposits received for which services have not yet been rendered.

The financial statements presented for the periods ended June 30, 2007, have been adjusted to reflect a change in the accounting methodology which the Company adopted in the fourth quarter of 2007 ended December 31, 2007.  The Company previously recorded “Management and Service Fees” from its properties that were operated under a Gross Contract as described above, and an offsetting amount was recorded as an expense under “Property” operating expenses. Financial results for the 12 months ending December 31, 2007, as reported in the Company’s Form 10-KSB as filed were prepared using the new accounting methodology.  The financial statements for the quarter and six months ended June 30, 2007, have been adjusted to conform to the new accounting methodology  by reducing both “Management & Service” revenues and “Payroll & Office Expense” by $398,794 and $789,363, respectively, which reflects the amount of Management & Service fees that were recorded for properties operated under a Gross Contact as described above.  The Company believes that this method properly allocates the corporate office overhead costs to the Gross Contract properties. The adjustment is not material and did not affect net income, operating income, EBITDA or any balance sheet account balances in any period.

Note 2 New Accounting Pronouncements

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

Note 3 Common Stock Transactions

In April, 2008,  the Company raised additional capital from the completion of a Unit offering which resulted in the issuance of  333,334 Units at a price of $1.50 per Unit.  Each unit consists of one a of the Company’s common stock and a warrant to purchase an additional share of the Company’s common stock at a price of $3.50 for a period of three years, subject to certain restrictions.  Through this financing the Company raised a net amount of $224,744 for use as working capital and converted $227,500 in outstanding debt and short term obligations.

During the quarter ended June 30, 2008, the Company issued 75,000 shares of its common stock to one of its directors for services rendered to the Company.

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

Plan of Operation

Principal products or services and their markets

General

Castle is a hospitality and hotel management company that prides itself on its ability to be both “Flexible and Focused,” the Company’s operations motto.  Flexible, to meet the specific needs of property condo owners at the properties that it manages; and Focused, in its efforts to achieve enhanced rental income and profitability for those owners.  Castle earns its revenues by providing several types of services to property owners including, hotel and resort management and operations; reservations staffing and operations; sales and marketing; and accounting.  In addition, Castle provides design services to properties that are furnishing, refurnishing or remodeling, as well as, pre-opening technical services for new hotel and resort properties being planned or under construction. Castle’s revenues are derived primarily from two sources: (1) the rental of hotel rooms and condominium accommodations; and food and beverage sales at the properties it manages and; (2) fees paid for services it provides to property owners.  Castle also derives revenues from commissions and incentive payments, based on sales and performance criteria at each property.

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

In late 2007, we launched our redesigned website which has a customized proprietary booking engine and intuitive functionality, which we believe sets us apart from our competitors.   Our website (CastleResorts.com) offers state-of-the-art functionalities, user-friendly navigation, interactive features and rich content, while offering attractive rates and a travel booking engine that can handle rate conversions for over 100 foreign currencies. Castle’s proprietary online booking engine supports a dynamic pricing model which maximizes revenues for all of our properties under management.  We intend to continue to invest in optimizing our on-line presence directed specifically towards our own website, since revenue derived through our own branded website yields a higher margin utilizing retail rates.

Castle supports its online presence with its own full service, reservation call center that provides a wide range of services from tour reservation processing and rooms control, to handling group bookings.  The reservation center electronically connects resort property inventory and rates to the four major Global Distribution Systems (“GDS”). This connectivity displays rates and inventory of Castle’s properties to over 500,000 travel agents worldwide as well as Internet connectivity to over 1,200 travel websites worldwide.

For customer convenience, we offer direct to consumer online booking reservations of guest rooms at resort and condominium properties under contract and also vacation packages with attractions and activities related to our hotels and condominiums through Castle’s interactive web site at www.CastleResorts.com.

Diversity

Castle has a diverse portfolio of properties located in desired island resort destinations throughout the Pacific Region and beyond.  We represent hotels, resort condominiums, luxury villas and lodging accommodations throughout Hawaii, Micronesia, New Zealand and Thailand.

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

Growth Strategy

The majority of the properties presently managed by Castle are located within the state of Hawaii.  In addition, Castle manages properties in New Zealand, Guam, Micronesia, and most recently in Thailand.  We believe that there are significant opportunities to expand Castle’s operations both in the markets it currently serves, as well as other Pacific Basin and Asian vacation destinations including Vietnam.  Consequently over the last several quarters we have positioned Castle for significant growth within our current markets and to capitalize on the emerging growth opportunities particularly within the Asian markets.  In 2007, Castle formed its Thailand division to support its new business initiatives in Thailand and in 2008 Castle formed a new subsidiary in Vietnam to forward its development efforts there.

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

Revenues

Total Revenues for the three and six months ended June 30, 2008, decreased by $218,000, or 5% and increased by $684,000, or 7%, respectively.  The decrease for the quarter reflects the effects of the closure of two major airlines that service the State of Hawaii during the quarter as well as the overall trend of a decreasing number of  travelers to Hawaii as compared to previous years during the same periods.  This trend has been brought about by  weakening  general economic conditions and consumer confidence  and  substantially increased airfares to Hawaii from the Mainland.  The increase in Total Revenues for the six month period is attributed to $495,000 in incremental fees received from five management contracts that were signed during the second, third and fourth quarters of 2007, and increased revenues from the Company’s New Zealand operation as compared to the first six months of last year.

Revenues Attributed from Properties decreased by 7% or $302,000 and increased by $297,000 or 3%, compared to prior year for the three and six month periods ended June 30, 2008, respectively. The decrease for the quarter is attributed to the weakening of the Hawaii tourism market due to the airline closures and weakened overall economic conditions as  mentioned above.  Management and Service Revenues increased by $147,000, or 33%, and $501,000, or 55% for the three and six month periods ended June 30, 2008, respectively, when compared to 2007.  These increases are primarily due to incremental of revenues from  additional management and service contracts initiated in 2007.

Other income decreased by $63,000, or 73%, and $114,000, or 70%, respectively, for the three and six month periods ended June 30, 2008, when compared to prior year.  This decrease is due to decreased revenues from the Castle Design group and decreased timeshare activity commissions in 2008 as compared to 2007.

Property Expenses are those expenses related to the management of the resort and condominium properties which are operated on a Gross Revenue contract basis.  Property expenses increased by $52,000, or 1%, and $522,000, or 6%, for the three and six months ended June 30, 2008, when compared to prior year.  These expense increases are attributed to the increased cost of energy and other operating cost drivers  in 2008 as compared to 2007, and expenses related to the new management and service contracts initiated during 2007.  Comparing the three and six months ended June 30, 2008, and 2007, payroll and office expenses increased by $174,000, or 33%, and $317,000, or 30%, respectively.  Castle added operational positions to improve the services provided by the additional properties contracts and the previously existing portfolio of properties under contract.  Staffing levels in the areas of reservations, sales and marketing, accounting and finance, and infrastructure and technology were higher in 2008 compared to 2007 in response to the growth in the number of units under contract, the geographical expansion of the Company in 2007 into Thailand and continued expected growth in the future.

Administrative and general expenses increased by $175,000, or 78%, and $322,000, or 70% for the quarter and six months ended June 30, 2008, compared to 2007.  This increase is primarily a result of professional fees and travel expenses incurred related to establishing operations in Thailand and business development efforts. EBITDA (Earnings before Interest, Depreciation, Taxes and Amortization) reflects the Company’s earnings without the effect of depreciation, interest income or expense or taxes.  Castle’s management believes that in many ways it is a good alternative indicator of the Company’s financial performance. It removes the effects of non cash depreciation and amortization of assets, as well as the fluctuations of interest costs based on the Company’s borrowing history and increases and decreases in tax expense brought about by changes in the provision for future tax effects rather than current income.  A comparison of EBITDA and Net Income is shown below.  EBIDTA decreased by $649,000 and $477,387 for the three and six months ended June 30, 2008, when compared to prior year, respectively.  These changes are primarily a result of decreases in Total Revenue Attributed to Properties and increases in Administrative and general expenses related to the Company’s expansion and business development efforts.

Comparison of Net Income to EBITDA	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Net Income	$ (545,882)	$ (170,208)	$ (446,224)	$ (149,678)
Add Back: Income Taxes	(369,783)	(134,740)	(302,474)	(120,471)
Net Interest Expense	94,229	98,905	200,175	195,079
Depreciation	55,637	59,676	111,927	115,861
EBITDA	$ (765,799)	$ (146,367)	$ (436,596)	$ 40,791

Depreciation and Amortization

Castle’s business does not require a great deal of capital expenditure for equipment or fixed assets.  As a result, Depreciation expense was $55,637 and $111,927 for the three and six months ended June 30, 2008, as compared to $59,676 and $115,861 for the same periods last year.

Interest Income and Expense

Interest income of $0 and $2,567 for the three and six months ended June 30, 2008, as compared to $37,392 and $74,308 in the same periods last year reflects lower invested cash balances in the first and second quarters of 2008 as compared to the comparable period in 2007.

Interest Expense of $94,229 and $202,742 for the three and six months ended June 30, 2008, as compared to $136,297 and $269,387, respectively, for the same period last year, is a result of lower long term debt due to principle repayments and the lowering of the interest rate charged on various loans with banks that the Company has.

Income Taxes

Income tax benefits were $369,783 and $302,474 for the three and six months ended June 30, 2008, compared to $134,740 and $120,471 for the same periods last year.

Net Income (Loss)

Net loss for the three and six months ending June 30, 2008, was $545,882 and $446,224, compared to $170,208 and $149,678 for the same periods last year.

Foreign Currency Translation Adjustment

For consolidated entities whose functional currency is not the U.S. dollar, Castle translates their financial statements into U.S. dollars.  Assets and liabilities are translated at the exchange rate currently in effect as of the financial statement date, and results of operations are translated using the weighted average exchange rate for the period.

Translation adjustments from foreign exchange are included as a separate component of stockholders’ equity. Changes in the carrying value of the assets and liabilities of the consolidated entities outside of the United States due to foreign exchange changes are reflected as Foreign Currency Adjustments.  Foreign Currency Translation adjustments totaled ($141,335) and $8,059 for the three and six months ended June 30, 2008, compared to ($64,601) and ($33,522) in the year earlier period.

Total Comprehensive Income

Total Comprehensive Loss for the three and six months ended June 30, 2008, totaled $687,217 and $438,165, as compared to $234,810 and $183,200 in the year earlier period.  This is primarily a result of the changes in Revenue and Property and Operating Expenses noted above and the changes in Income Tax expense and Foreign Currency Translation adjustments also noted above.

Off-balance sheet arrangements

None; not applicable.

Financing

In April, 2008, the Company raised additional capital from the completion of a Unit offering which resulted in the  placement of  333,334 Units at a price of $1.50 per Unit.  Each unit consists of one share of the Company’s common stock and a warrant to purchase an additional share of the Company’s common stock at a price of $3.50 for a period of 3 years, subject to certain restrictions.  Through this financing, the Company raised a net amount of  $224,744 for use as working capital and converted $227,500 in outstanding debt and short term obligations.

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

Item 4T.  Controls and Procedures.

Management’s annual report on internal control over financial reporting

Evaluation of disclosure controls and procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q.  In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2008, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

Our management, with the participation of the chief executive officer and chief financial officer, has concluded there were no significant changes in our internal controls over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not required; however, there have been no material changes from our risk factors as previously disclosed in our 10-KSB Annual Report for the calendar year ended December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

In April, 2008, the Company raised additional capital from the completion of a Unit offering which resulted in the issuance of  333,334 Units at a price of $1.50 per Unit.  Each unit consists of one a of the Company’s common stock and a warrant to purchase an additional share of the Company’s common stock at a price of $3.50 for a period of three years, subject to certain restrictions.  Through this financing the Company raised a net amount of $224,744 for use as working capital and converted $227,500 in outstanding debt and short term obligations.

During the quarter ended June 30, 2008, the Company issued 75,000 shares of its common stock to one of its directors for services rendered to the Company.

We issued these securities to persons who were either “accredited investors,” or “sophisticated investors” who, by reason of education, business acumen, experience or other factors, were fully capable of evaluating the risks and merits of an investment in our Company; and each had prior access to all material information about us. We believe that the offer and sale of these securities was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Sections 4(2) and 4(6)thereof, and Rule 506 of Regulation D of the Securities and Exchange Commission.  Section 18 of the Securities Act preempts state registration requirements.

Use of Proceeds Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

None; not applicable.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

None; not applicable.

Item 5. Other Information.

None; not applicable.

Item 6. Exhibits

(a) Exhibits and index of exhibits.

31.1 302 Certification of Rick Wall, Chief Executive Officer

32    Section 906 Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CASTLE GROUP, INC.

Date:	08/14/2008	By:	/s/Rick Wall
Rick Wall
Chief Executive Officer and Chairman of the Board of Directors and Acting CFO