Form 10KSB/A
period 2007-12-31
CASTLE GROUP INC
filed 2008-10-28
CIK 918543

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB /A

Amendment No. 1

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

Documents Incorporated by Reference

See Part III, Item 13.  The Exhibit Index appears on page 69.

Transitional Small Business Disclosure Format: Yes [  ] No [X]

EXPLANATORY NOTE

The Castle Group, Inc. is filing this Form 10-KSB/A Amendment No. 1 (the “Form 10-KSB/A”) to amend Item 7 to more fully describe the Company’s Income Recognition policies and Item 8A (T) to update the status of the Company’s review of internal controls over financial reporting for the period ending December 31, 2007 and the associated management report on financial reporting.

All of the information in this form 10-KSB/A is as of April 15, 2008, the date the Company originally filed its Form 10-KSB with the Securities and Exchange Commission, and does not reflect any subsequent information or events other than noted above.  For the convenience of the reader, this Form 10-KSB/A sets forth the originally filed form 10-KSB as amended herein, in its entirety.

TABLE OF CONTENTS

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

ITEM 2. DESCRIPTION OF PROPERTY

ITEM 3. LEGAL PROCEEDINGS

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

ITEM 7.  FINANCIAL STATEMENTS

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 8A(T). CONTROLS AND PROCEDURES

ITEM 8B.  OTHER INFORMATION.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

ITEM 10. EXECUTIVE COMPENSATION

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 13. EXHIBITS

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

SIGNATURES

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

•

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

ITEM 7.  FINANCIAL STATEMENTS

The Castle Group, Inc. and Subsidiaries

Table of Contents

Report of Independent Registered Public Accounting Firm	Page 33
Consolidated Balance Sheets – December 31, 2007 and 2006	Page 34
Consolidated Statements of Operations and Comprehensive Income (Loss) - Years Ending December 31, 2007 and 2006	Page 35
Consolidated Statements of Cash Flows – Years Ending December 31, 2007 and 2006	Page 36
Consolidated Statements of Stockholders’ Equity (Deficit) - Years Ending December 31, 2007 and 2006	Page 37
Notes to Consolidated Financial Statements	Pages 38-55

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

Mantla McReynolds LLC

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

The Company has two basic types of agreements.  Under a “Gross Contract” the Company records income which is based on a percentage of the gross rental proceeds received from the rental of hotel or condominium units.   Under a “Gross Contract” the Company pays a portion of the gross rental proceeds to the owner of the rental unit.  The Company only records the difference between the gross rental proceeds and the amount paid to the owner of the rental unit as “Revenue Attributed from Properties.”   Under the Gross Contract, the Company is responsible for all of the operating expenses for the hotel or condominium unit.  Under a “Net Contract”, the Company receives a management fee that is based on a percentage of the gross rental proceeds received from the rental of hotel or condominium units.  Under the Net Contract, the owner of the hotel or condominium unit is responsible for all of the operating expenses of the rental program covering the owner’s unit.  Under the Net Contract, the Company also typically receives an incentive management fee, which is based on the net operating profit of the covered property.  R evenues received under the net contract are recorded as Management and Service Income.  Under both types of agreements, revenues are recognized after services have been rendered.  A liability is recognized for any deposits received for which services have not yet been rendered.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control system is intended to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements and that we have controls and procedures designed to ensure that the information required to be disclosed by us in our reports that we will be required to file under the Exchange Act is accumulated and communicated to our management, including our principal executive and our principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding financial disclosure.

Management’s assessment of the effectiveness of our internal controls is based principally on our financial reporting as of December 31, 2007.  In making our assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.

Accordingly, as of October 15, 2008, our management, with the participation of our Chief Executive Officer (and Acting Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2007.  Our Chief Executive Officer has further concluded that based on the fact that an evaluation of internal controls over financial reporting was not completed prior to our original filing of our Annual Report on April 15, 2008, and management’s report on internal control over financial reporting was not included in that filing, he has concluded that the Annual Report as filed was materially deficient and rendered the Company not current in its reporting requirements at that time.  As such, the disclosure controls and procedures were not effective as of that date nor as of December 31, 2007.

For the period referenced above, management has recently completed the assessment and has identified no material deficiencies in our internal control over financial reporting, except for the failure to complete its assessment of internal controls as noted above.  Our Chief Executive Officer has concluded that all other disclosure controls and procedures were effective as of that date in providing reasonable assurance that information required to be disclosed by us in the reports we file under the Exchange Act were recorded, processed, summarized, and reported as specified in the Securities and Exchange Commission’s rules, regulations, and forms.

The design and evaluation of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.  Management has determined that any identified deficiencies, in the aggregate, do not constitute material weaknesses in the design and operation of our internal controls in effect prior to December 31, 2007.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for Smaller Reporting Companies.  Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this Annual Report.  Our auditors have not advised us of any material weaknesses in our internal controls in connection with auditing our consolidated financial statements for the years ended December 31, 2007, and 2006.

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

                                                                                               THE CASTLE GROUP, INC.

Date:   October 28, , 2008                                               By  /s/ Rick Wall

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

/s/ Rick Wall                           Date:       10 / 28 /08

Rick Wall

Chief Executive Officer and

Chairman of the Board

 /s/ Alan R. Mattson     Date:   10/28/08

Alan R. Mattson

Director and Chief Operating

Officer, President, Castle Resorts & Hotels, Inc.

/s/ Motoko Takahashi            Date:   10/28/08

Motoko Takahashi

Director

/s/ Tony Vericella                  Date:   10/28/08                /s/ Roy Tokujo            Date:   10/28/08

Tony Vericella                                                                      Roy Tokujo

Director                                                                               Director

/s/Jerry Ruthruff                    Date: 10/28/08                        /s/John Brogan             Date: 10/28/08

Jerry Ruthruff                                                                       John Brogan

Director                                                                               Director