Form 10-Q
period 2008-09-30
CASTLE GROUP INC
filed 2008-11-14
CIK 918543

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the Issuer is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date: September 30, 2008 – 9,946,392 shares of common stock.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

THE CASTLE GROUP INC.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2008 & DECEMBER 31, 2007

ASSETS
	September 30, 2008	December 31, 2007
	(UNAUDITED)
Current Assets
Cash and cash equivalents	550,224	494,089
Accounts receivable, net of allowance for bad debts	2,289,675	3,262,058
Deferred tax asset	50,000	642,000
Prepaids and other current assets	427,200	339,620
Total Current Assets	3,317,099	4,737,767
Property plant & equipment, net	6,974,433	8,050,563
Goodwill	54,726	54,726
Deposits	29,316	28,070
Restricted cash	205,989	163,157
Deferred tax asset	2,321,492	1,319,475

TOTAL ASSETS	$12,903,055	$14,353,758

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	3,060,799	3,489,311
Deposits payable	871,613	386,359
Current portion of long term debt	920,755	1,308,262
Current portion of long term debt to related parties	64,818	110,850
Accrued salaries and wages	989,532	944,459
Accrued taxes	62,905	158,948
Accrued interest	50,985	66,250
Other current liabilities	43,654	8,267
Total Current Liabilities	6,065,061	6,472,706
Non Current Liabilities
Long term debt, net of current portion	4,218,151	4,916,997
Deposits payable	205,989	163,157
Notes payable to related parties	117,316	223,770
Other long term obligations, net	3,018,000	3,018,000
Total Non Current Liabilities	7,559,456	8,321,924
Total Liabilities	$13,624,517	$14,794,630
Stockholders' Equity (Deficit)
Preferred stock, $100 par value, 50,000 shares authorized, 11,050	1,105,000	1,105,000
shares issued and outstanding at 9/30/08 & 12/31/07 respectively
Common stock, $.02 par value, 20,000,000 shares authorized, 9,946,392 &	198,929	190,761
9,538,055 shares issued and outstanding at 9/30/08 & 12/31/07 respectively
Additional paid in capital	3,942,255	3,366,928
Retained deficit	(5,601,673)	(5,034,930)
Accumulated other comprehensive income (loss)	(365,973)	(68,631)
Total Stockholders' Equity (Deficit)	(721,462)	(440,872)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$12,903,055	$14,353,758

The accompanying notes are an integral part of these consolidated financial statements

THE CASTLE GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 & 2007
(UNAUDITED)

	Quarter End		Year to Date
	30-Sep-08	30-Sep-07	30-Sep-08	30-Sep-07
Revenues
Revenue attributed from properties	$4,122,324	$4,860,380	$13,298,127	$13,739,347
Management & Service	$570,368	$609,688	$1,974,861	$1,513,212
Other Income	3,652	$105,814	$51,907	$267,998
Total Revenues	$4,696,344	$5,575,882	$15,324,895	$15,520,557

Operating Expenses
Attributed property expenses	$4,019,335	$4,421,530	$12,935,490	$12,815,286
Payroll and office expenses	$596,036	$548,060	$1,966,451	$1,601,321
Administrative and general	$172,024	$411,130	$950,601	$868,000
Depreciation	$51,579	$59,968	$163,505	$175,828
Total Operating Expense	$4,838,974	$5,440,688	$16,016,047	$15,460,435
Operating Income (Loss)	($142,630)	$135,194	($691,152)	$60,122
Interest Income	$2,755	$37,873	$5,321	$112,181
Interest Expense	($88,187)	($134,471)	($290,929)	($403,857)
Income (loss) before taxes	($228,062)	$38,596	($976,760)	($231,554)
Income tax (expense) benefit	$107,543	($23,273)	$410,017	$97,197
Net Income (Loss)	($120,519)	$15,323	($566,743)	($134,357)

Other Comprehensive Income
Foreign currency translation adjustment	($365,173)	($44,053)	($357,114)	($77,575)
Total Comprehensive Income (Loss)	($485,692)	($28,730)	($923,857)	($211,932)

Earnings (Loss) Per Share
Basic	($0.01)	$0.00	($0.06)	($0.01)
Diluted	($0.01)	$0.00	($0.06)	($0.01)
Weighted Average Shares
Basic	9,946,392	9,538,055	9,716,889	9,538,055
Diluted	9,946,392	9,538,055	9,716,889	9,538,055

The accompanying notes are an integral part of these consolidated financial statements

THE CASTLE GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2008 & 2007
(UNAUDITED)

	2008	2007
Cash Flows from Operating Activities
Net income (loss)	($566,743)	($134,357)
Depreciation	$163,505	$175,828
Amortization of discount	$188,348	$177,470
Stock issued for compensation	$131,250	$0
(Increase) decrease in
Accounts receivable	$777,837	($543,676)
Other current assets	($98,965)	($351,071)
Deposits and other assets	($1,392)	$0
Restricted cash	($69,950)	$339,571
Deferred taxes	($410,017)	($97,197)
Increase (decrease) in
Accounts payable and accrued expenses	$276,552	$602,353
Net Cash From Operating Activities	$390,425	$168,921

Cash Flows from Investing Activities
Purchase of assets	($48,970)	($106,457)
Net Cash from Investing Activities	($48,970)	($106,457)

Cash Flows from Financing Activities
Private placement of stock	$224,744	$0
Payments on notes	($448,087)	($714,887)
Net Cash from Financing Activities	($223,343)	($714,887)

Effect of exchange rate on changes in cash	($61,977)	$14,012

Net Change in Cash	$56,135	($638,411)
Beginning Balance	$494,089	$1,100,302
Ending Balance	$550,224	$461,891

Non-Cash Transactions
Coversion of debt to equity	$227,500	$0

Supplementary Information
Cash Paid for Interest	$93,242	$86,130
Cash Paid for Income Taxes	$0	$0
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

Note 1  Basis of Presentation

The accompanying consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  In the opinion of management, the accompanying interim financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation.  The results of operations for the three-month and nine-month periods ended September 30, 2008, are not necessarily indicative of the results for a full-year period.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in Castle’s annual audited financial statements for the year ended December 31, 2007.

Income Recognition

The Company recognizes income from the management of resort properties according to terms of its various management contracts.

The Company has two basic types of agreements.  Under a “Gross Contract” the Company records income which is based on a percentage of the gross rental proceeds received from the rental of hotel or condominium units. Under a “Gross Contract” the Company pays a portion of the gross rental proceeds to the owner of the rental unit.  The Company only records the difference between the gross rental proceeds and the amount paid to the owner of the rental unit as “Revenue Attributed from Properties.”  The portion of the revenues that represent the unit owners’ percentages are not recorded by the Company as income or expenses.  Under the Gross Contract, the Company is responsible for all of the operating expenses for the hotel or condominium unit.  Under a “Net Contract”, the Company receives a management fee that is based on a percentage of the gross rental proceeds received from the rental of hotel or condominium units.  Under the Net Contract, the owner of the hotel or condominium unit is responsible for all of the operating expenses of the rental program covering the owner’s unit.  Under a Net Contract, the Company also typically receives an incentive management fee, which is based on the net operating profit of the covered property.  Revenues received under the net contract are recorded as Management and Service Income. Under both types of agreements, revenues are recognized after services have been rendered.  A liability is recognized for any deposits received for which services have not yet been rendered.

The financial statements presented for the periods ended September 30 2007, have been adjusted to reflect a change in the accounting methodology which the Company adopted in the fourth quarter of 2007 ended December 31, 2007. The Company previously recorded “Management and Service Fees” from its properties that were operated under a Gross Contract as described above, and an offsetting amount was recorded as an expense under “Property” operating expenses.  Financial results for the 12 months ending December 31, 2007, as reported in the Company’s Form 10-KSB as filed were prepared using the new accounting methodology.  The financial statements for the quarter and nine months ended September 30 2007, have been adjusted to conform to the new accounting methodology  by reducing both “Management & Service” revenues and “Payroll & Office Expense” by $431,215 and $1,220,578 respectively, which reflects the amount of Management & Service fees that were recorded for properties operated under a Gross Contact as described above.  The Company believes that this method properly allocates the corporate office overhead costs to the Gross Contract properties.  The adjustment is not material and did not affect net income, operating income, EBITDA or any balance sheet account balances in any period.

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

In September, Castle began managing the new Halii Kai at Waikoloa resort property on the Big Island of Hawaii.  This is Castle’s first entry into the Waikoloa Resort which is located north of the Kona area.  The Halii Kai is made up of 192 luxury two and three bedroom Oceanfront luxury villas which range in size from 1,204 to 1,930 square feet and marks an important addition to Castle’s portfolio of properties as a destination for luxury oriented travelers.

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

Certain statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Plan of Operation” including statements regarding the anticipated development and expansion of Castle’s business, the intent, belief or current expectations of the performance of Castle and the products and/or services it expects to offer and other statements contained herein regarding matters that are not historical facts, are “forward-looking” statements.  Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.  Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Plan of Operation.”

Revenues

Total Revenues for the three and nine months ended September 30 2008, decreased by $879,538, or 16% and by $195,662, or 1%, respectively.  The decrease for the quarter reflects the effects of the closure of two major airlines that service the State of Hawaii in April, 2008 as well as the overall trend of a decreasing number of travelers to Hawaii as compared to previous years during the same periods.  This trend has been brought about by weakening general economic conditions and consumer confidence and substantially increased airfares to Hawaii from the Mainland.

Revenues Attributed from Properties decreased by 15% or $738,056 and by $441,220 or 3%, compared to prior year for the three and nine month periods ended September 30 2008, respectively.  The decrease for the quarter is attributed to the weakening of the Hawaii tourism market due to the airline closures and weakened overall economic conditions as mentioned above.  Management and Service Revenues decreased by $39,320, or 6% during the three month period and increased by $461,649, or 31% for the nine month periods ended September 30 2008, when compared to the same periods in 2007.  The increases during the first and second quarter are primarily due to incremental of revenues from additional management and service contracts initiated in 2007.  The decrease in the most recent quarter reflects the significant decrease in the number of vacationers to Hawaii and to a softening of the travel markets generally.

Other income decreased by $102,162, or 97%, and $216,091, or 81%, respectively, for the three and nine month periods ended September 30 2008, when compared to prior year.  This decrease is due to decreased revenues from the Castle Design Group and decreased timeshare activity commissions in 2008 as compared to 2007.

Property Expenses are those expenses related to the management of the resort and condominium properties which are operated on a Gross Revenue contract basis.  Property expenses decreased by $402,195, or 9%, and increased by $120,204, or 1%, for the three and nine months ended September 30 2008, when compared to prior year.  These expense decreases in the most current quarter are the result of the significant cost reductions made by the Company in response to the decreased number of travelers and resulting decreases in revenues.  The cost increases for the nine month period are attributed to the increased cost of energy and other operating cost drivers  in 2008 as compared to 2007, and expenses related to the new management and service contracts initiated during 2007 which were recorded in the first two quarters.   Comparing the three and nine months ending  September 30 2008, and 2007, payroll and office expenses increased by $47,976, or 9%, and $365,130, or 23%, respectively.  Castle added operational positions in the first and second quarter to improve the services provided by the additional properties contracts and the previously existing portfolio of properties under contract.  Staffing levels were realigned during the third quarter in response to the decreased revenues and visitor counts.

Administrative and general expenses decreased by $239,106 or 58% during the third quarter as compared to 2007 in response to decreased revenue and visitors.  Administrative and general expenses increased $82,601 or 10% for the nine months ended September 30 2008, compared to 2007.  This increase is primarily a result of professional fees and travel expenses incurred and business development efforts during the first quarter. EBITDA (Earnings before Interest, Depreciation, Taxes and Amortization) reflects the Company’s earnings without the effect of depreciation, interest income or expense or taxes.  Castle’s management believes that in many ways it is a good alternative indicator of the Company’s financial performance.  It removes the effects of non cash depreciation and amortization of assets, as well as the fluctuations of interest costs based on the Company’s borrowing history and increases and decreases in tax expense brought about by changes in the provision for future tax effects rather than current income. A comparison of EBITDA and Net Income is shown below.  EBIDTA decreased by $286,213 and $763,597 for the three and nine months ended September 30 2008, when compared to prior year, respectively.  These changes are primarily a result of decreases in Total Revenue Attributed to Properties and increases in Administrative and general expenses related to the Company’s expansion and business development efforts in the early quarters which have been offset by cost savings programs initiated during the second and third quarters in response to decreased revenues.

Comparison of Net Income to EBITDA	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2008	2007	2008	2007
Net Income	($120,519)	$15,323	($566,743)	($134,357)
Add Back: Income Taxes	($107,543)	$23,273	($410,017)	($97,197)

Net Interest Expense	$85,432	$96,598	$285,608	$291,676
Depreciation	$51,579	$59,968	$163,505	$175,828
EBITDA	($91,051)	$195,162	($527,647)	$235,950

Depreciation and Amortization

Castle’s business does not require a great deal of capital expenditure for equipment or fixed assets.  As a result, Depreciation expense was $51,579 and $163,505 for the three and nine months ended September 30 2008, as compared to $59,968 and $175,828 for the same periods last year.

Interest Income and Expense

Interest income of $2,755 and $5,321 for the three and nine months ended September 30 2008, as compared to $37,873 and $112,181 in the same periods last year reflects lower invested cash balances in the first three quarters of 2008 as compared to the comparable period in 2007.

Interest Expense of $88,187 and $290,929 for the three and nine months ended September 30 2008, as compared to $134,471 and $403,857, respectively, for the same periods last year, is a result of lower long term debt due to principle repayments and the lowering of the interest rate charged on various loans with banks that the Company has.

Income Taxes

Income tax benefits were $107,543 for the three months ended September 30 2008, compared to an income tax expense of $23,273 during the third quarter of last year.  The Company recorded an  income tax benefit of $410,017 for the nine months ended September 30, 2008 as compared to $97,197 during the  same period last year.

Net Income (Loss)

Net loss for the three and nine months ended September 30 2008, was $120,519 and $566,743, compared to net income of $15,323 and a loss of  $134,357 for the same periods last year.

Foreign Currency Translation Adjustment

For consolidated entities whose functional currency is not the U.S. dollar, Castle translates their financial statements into U.S. dollars.  Assets and liabilities are translated at the exchange rate currently in effect as of the financial statement date, and results of operations are translated using the weighted average exchange rate for the period.

Translation adjustments from foreign exchange are included as a separate component of stockholders’ equity. Changes in the carrying value of the assets and liabilities of the consolidated entities outside of the United States due to foreign exchange changes are reflected as Foreign Currency Adjustments.  Foreign Currency Translation adjustments totaled ($365,173) and ($357,114) for the three and nine months ended September 30 2008, compared to ($44,053) and ($77,575) in the year earlier periods.

Total Comprehensive Income

Total Comprehensive Loss for the three and nine months ended September 30 2008, totaled $485,692 and $923,857, as compared to $28,730 and $211,932 in the year earlier periods.  This is primarily a result of the changes in Revenue and Property and Operating Expenses noted above and the changes in Income Tax expense and Foreign Currency Translation adjustments also noted above.

Off-balance sheet arrangements

None; not applicable.

Financing

In September 2008 the Company modified and increased its debt arrangements through a new relationship with a local bank.  The Company added a $500,000, 5 year term loan secured by a security interest in the Company’s property, contracts, and equipment with interest at the bank’s base rate plus 1%.  The Company also secured a $250,000 revolving credit agreement, secured by the Company’s property, contracts and equipment, with interest at the bank’s base rate plus 1%.  The revolving credit agreement expires in one year and is renewable.  The balance due on the revolving credit agreement must be reduced to zero for at least 30 days each year. The outstanding amounts due under the prior revolving credit agreement were paid in full.

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

Item 4T.  Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our chief executive officer (and acting chief financial officer), evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q.  In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on that evaluation, our chief executive officer (and acting chief financial officer)  concluded that, as of September 30 2008, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

None. Not applicable.

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

THE CASTLE GROUP, INC.

Date:	11/14/2008	By:	/s/Rick Wall
Rick Wall
Chief Executive Officer and Chairman of the Board of Directors and Acting CFO