Form 10-K
period 2008-12-31
CASTLE GROUP INC
filed 2009-03-31
CIK 918543

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ________________________

Commission file number: 000-23338

THE CASTLE GROUP, INC.

(Exact name of registrant as specified in its charter)

Utah	99-0307845
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

500 Ala Moana Boulevard, 3 Waterfront Plaza, Suite 555, Honolulu HI 96813

(Address of principal executive office)

Registrant’s telephone number: (808) 524-0900

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.02 par value

(Title of class)

Indicate by check mark if the Issuer is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [ ] No [X]

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

Yes [X]   No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of regulation S-K contained in this form, and no disclosure will be contained, to the best of Issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the Issuer is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer [   ]

Accelerated filer [  ]

Non-accelerated filer   [   ]  (Do not check if a smaller reporting company)

Smaller reporting company  [X]

Indicate by check mark whether the Issuer is a shell company (as defined in Rule 12b-2 of the Act).  [   ] Yes   [X] No

Aggregate Market Value of Non-Voting Common Stock Held by Non-Affiliates

As of March 20, 2009, there were approximately 4,889,989 shares of common voting stock of the Issuer held by non-affiliates. As of March 20, 2009, the closing price of the common stock on the OTC Bulletin board was $.70 per share or an aggregate value of $3,422,992.

Issuers Involved in Bankruptcy Proceedings During the Past Five Years

Not applicable.

Check whether the Issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Not applicable.

Applicable Only to Corporate Issuers

Number of shares outstanding of the Issuer’s common stock as of March 30, 2009:   9,946,392

Documents Incorporated by Reference

See Part IV, Item 15.  The Exhibit Index appears on page 40.

TABLE OF CONTENTS

PART I

4

Item 1.  Business.

4

Item 1A.  Risk Factors

6

Item 2.  Property.

8

Item 3.  Legal Proceedings.

8

Item 4.  Submission of Matters to a Vote of Security Holders.

8

PART II

8

Item 5.  Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

8

Item 6.  Selected Financial Data and Supplementary Financial Information.

9

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operation.

10

Item 8.  Financial Statements

14

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

32

Item 9A(T). Controls and Procedures.

32

Item 9B. Other Information.

33

PART III

33

Item 10.  Directors, Executive Officers and Corporate Governance.

33

Item 11. Executive Compensation.

35

Item 12 . Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

36

Item 13. Certain Relationships and Related Transactions, and Director Independence

38

Item 14. Principal Accountant Fees and Services.

39

PART IV.

40

Item 15. Exhibits and Financial Statement Schedules.

40

PART I

Item 1.  Business.

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

Description of the Business

The Castle Group, Inc. (“the Company,” “Castle,” “we,” or ‘us”) through its subsidiaries manages luxury and mid-range resort condominiums and hotels on all of the major islands within the state of Hawaii, and resorts located in Saipan, New Zealand, Thailand and Guam.  The Company was incorporated in Utah on August 21, 1981 and on June 4, 1993 the name of the Company was changed to The Castle Group, Inc.

Principal Products or Services and Their Markets

General

Castle is a full service hospitality and hotel management company that prides itself on its ability to be both “Flexible and Focused,” the Company’s operations motto.  Flexible, to meet the specific needs of property condo owners at the properties that it manages; and Focused, in its efforts to achieve enhanced rental income and profitability for those owners.  Castle earns its revenues by providing several types of services to property owners including, hotel and resort management and operations; reservations staffing and operations; sales and marketing; and accounting.  Castle’s revenues are derived primarily from two sources: (1) the rental of hotel rooms and condominium accommodations along with food and beverage sales at the properties it manages and; (2) fees paid for services it provides to property owners.  Castle also derives revenues from commissions and incentive payments, based on sales and performance criteria at each property.

In September of 2008, Castle began managing the new Halii Kai at Waikoloa resort property on the Big Island of Hawaii.  This is Castle’s first entry into the Waikoloa Resort which is located north of the Kona area.  The Halii Kai is made up of 192 luxury two and three bedroom Oceanfront luxury villas which range in size from 1,204 to 1,930 square feet, and marks an important addition to Castle’s portfolio of properties as a destination for luxury oriented travelers.

Corporate Culture

Castle’s corporate culture has been internally branded as “F & F,” which means Flexibility and Focus.  The organization and infrastructure is solid; and designed for maximum flexibility to react to any and all marketplace dynamics; while at the same time, allowing us to remain focused on our objectives and overall strategy without losing focus or perspective.

Marketing Strategy

Most of our marketing efforts are focused towards acquiring and retaining guests for the properties we manage.  Castle does not own any hotels or resorts; however, it has made an investment in the property that it manages in New Zealand.  Marketing is done through a variety of distribution channels including direct Internet sales, wholesalers, online and traditional travel agencies and group tour operators.   Castle also manages and operates an interactive web site (www.Castleresorts.com) for customers to view information about the properties we manage and make reservations to stay at the properties.  The website offers user-

friendly navigation, interactive features and rich content, while offering attractive rates and a travel booking engine that can handle rate conversions for over 100 foreign currencies.  The proprietary online booking and reservations engine supports a dynamic pricing model which maximizes revenues for all of our properties under management.

Castle supports its online presence with its own full service, reservation call center that provides a wide range of services from tour reservation processing and rooms control, to handling group bookings.  The reservation center electronically connects resort property inventory and rates to the four major Global Distribution Systems (“GDS”).  This connectivity displays rates and inventory of Castle’s properties to over 500,000 travel agents worldwide as well as Internet connectivity to over 1,200 travel websites around the globe.

Diversity

Castle has a diverse portfolio of properties located in desired island resort destinations throughout the Pacific Region and beyond. We represent hotels, resort condominiums, luxury villas and lodging accommodations throughout Hawaii, Micronesia, New Zealand and Thailand.

In Hawaii, Castle is the only lodging chain that represents properties on the five major Hawaiian Islands of Oahu/Waikiki, Maui, Kauai, Molokai and Hawaii, which allows customers the option to island-hop, and provides Castle cross-selling opportunities. Our Honolulu headquarters serves as the epicenter for international operations in Saipan, Guam, New Zealand and in Thailand. Our diverse destinations offer customers the opportunity to discover new experiences and varying cultures.

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

We also do not flag our properties with the Castle name.  The advantages of doing so are several.  There is a high demand for the independent smaller boutique hotels and condominiums, as travelers favor a more individualized and unique travel experience. We believe that this allows the consumer to better choose the specific type of vacation experience desired based upon the specific attributes of the property selected.  This ongoing trend towards smaller, independent hotels, as opposed to the familiar mid-range chains has been seen in recent years throughout the world tourism marketplace.

Marketing Programs and Promotions

Castle has implemented numerous marketing programs and promotions directed towards both the consumer and trade markets to generate incremental revenue and market loyalty for the individual properties.  We have developed a wide range of programs designed specifically to reflect the unique attributes of each of our resort properties, while providing various incentives.  We manage a number of marketing programs and promotions, some of which are seasonal to drive incremental room night revenues during valley or shoulder periods, and some of which are ongoing throughout the year.  During the past year we have emphasized programs relating to value travel and accommodations as well as the new Luxury properties we have begun managing.

Growth Strategy

The majority of the properties presently managed by Castle are located within the state of Hawaii.  In addition, Castle manages properties in New Zealand, Guam, Micronesia and in Thailand.

During the course of 2008, as a result of the declines in world economic conditions and decreasing revenues from our existing operations, Castle has slowed its expansion plans and efforts aimed at Thailand and Vietnam.  While we believe that significant opportunities for Castle exist there, we have chosen to focus on obtaining additional contracts within the State of Hawaii due to the opportunities afforded by the economic downturn including sales of properties, foreclosures, underperformance of certain properties, and dissatisfaction with the current management of our competitors.

As part of Castle’s strategies to secure long term, multi-year management contracts, from time to time, we have found it advantageous to purchase or lease selected real property within a resort or condominium project.  This occurred in 2004, when Castle’s wholly owned subsidiary, NZ Castle Resorts and Hotels Limited, entered into an agreement to purchase all of the shares of Mocles Holdings Limited (“Mocles”), a New Zealand Corporation.  Mocles owns the Podium levels (“Podium”) of the Spencer on Byron Hotel in Auckland, New Zealand, which includes the front desk, restaurant, bar, ballroom, board room, conference rooms, back of the house facilities and other areas necessary for the hotel’s operation.  Through our ownership of the Podium and a multi-year management contract for the Spencer on Byron hotel, Castle is assured of ongoing revenues in future years from this property.

Item 1A.  Risk Factors

The demand for hotels rooms and resort condominiums may decrease further and impair our ability to earns profits and obtain financing

As a result of the economic downturn, the decreased number of airline seats to Hawaii, and increased cost of airline travel, the demand for hotel rooms and vacation property rentals decreased substantially in 2008 both worldwide and in the areas we serve.  This resulted in lower occupancy factors for the accommodations we manage and lower rental rates paid for those accommodations.  As a result thereof, as more fully described on the attached financial statements, our gross revenues decreased and we incurred a net loss in 2008.  No assurance can be given that the demand for hotel rooms and vacation property rentals in the areas we serve will not decline even further or remain at the present level indefinitely.  Especially under these conditions, no assurance can be provided that Castle will be able to reduce its costs or increase its revenues to the extent necessary for the company to earn a net profit in any quarter, year or other period future period.  Continuing losses may make it difficult or impossible for Castle to continue to obtain the financing or investment capital necessary to operate and/or grow our business.

Our Business and financial results depend upon factors that affect the vacation rental and property management industries.

Factors such as the following could have a negative impact on Castle’s business and financial results:

•

the continuation or worsening of current economic conditions in the United States and other parts of the world;

•

impact of war and terrorist activity (including threatened terrorist activity) and heightened travel security measures instituted in response thereto;

•

travelers’ fears of exposures to contagious diseases;

•

domestic and international political and geopolitical conditions;

•

reduction in the demand and adverse changes in travel and vacation patterns

•

an interruption or decrease of airline service, and/or the financial condition of the airline industry and the impact on air travel;

•

adverse weather conditions or natural disasters, such as hurricanes, tidal waves or tornados; and

•

events such as terrorist attack or outbreaks of disease or the threats thereof, which cause potential customers to cancel their vacation or travel plans.

Operations are geographically concentrated in four areas.

Castle manages properties that are significantly concentrated in Hawaii, New Zealand, Thailand and Micronesia (Guam and Saipan).  Adverse events or conditions which affect these areas in particular, such as economic recession, changes in regional travel patterns, extreme weather conditions or natural disasters, would have a more significant adverse effect on our operations than if its operations were more geographically diverse.

Renewal of the Company’s management contracts is important to the success of our business.

Castle’s management contracts vary in term from a few months to several years and over its history have been renewed consistently for many years.  Pursuant to Hawaii's condominium law, all leases of property owned by the Association of Apartment Owners (such as the front desk and other areas used in the operation of a rental program) are cancelable by the Association of Apartment Owners on sixty days’ notice. This requirement extends to Castle and to all of our competitors operating in Hawaii.  As a result of this requirement and for competitive reasons, most of our management contracts contain terms which provide for cancellation or termination within one year or less.  The loss of the property wide management contract for one or more of the hotels or resorts managed by Castle could have a significant adverse impact on our gross revenues and earnings.  Although management believes that the number of properties, rooms and condominium units Castle manages will increase substantially over time, no assurances can be given that the number of such properties, rooms and condominium units will increase and not decrease in any quarter, year or other period.  There can be no assurances that we will be able to keep our current portfolio of property contracts or that we would be able to replace any contracts terminated by the property owners.

Our Services may be rendered uncompetitive.

The vacation rental and property management industry is highly competitive and has low barriers to entry. The industry has two distinct customer groups -- vacation property renters and vacation property owners.  Castle competes for vacation property owners primarily (but not exclusively), with regional and local vacation rental and property management companies located in our markets.  Some of these competitors are affiliated with the owners or operators of resorts where these competitors provide their services.  Certain of these competitors may have lower cost structures and/or may provide their services at lower rates.  Castle competes for vacation property renters and owners with local competitors (including owners of similar properties who manage the units themselves or through a realtor or other management company) who may have lower cost structures and/or may be willing to rent their units at lower rates than we can afford.  Castle also competes for vacation property renters and for vacation property owners with regional, national and international management companies who have more recognizable brand names, larger marketing budgets and have advantages of marketing programs and relationships which are not available to us.

We may not be able to expand the number of properties we manage.

Management intends to continue to increase the number of properties we manage both within our current markets and within other targeted geographic areas.  Especially in light of current economic conditions and the losses we have incurred, no assurance can be given that the number of rooms and properties which we manage will increase and not decrease in any quarter, year or other period.  It is possible that competition may increase for properties we currently manage or might seek to manage.

Acquisitions of properties also involve a number of special risks, which could have a material adverse effect on our business and financial results.  These risks include but are not limited to the following:

•

failure of acquired properties to achieve expected financial results;

•

diversion of management’s attention;

•

failure to retain key personnel;

•

increased potential for customer dissatisfaction or performance problems of newly acquired properties which may adversely affect our reputation.

Our business depends on attracting and retaining highly capable management and employees.

Castle’s business substantially depends on the efforts and relationships of our senior management and will likely be dependent on senior management for obtaining management contracts for additional properties or businesses acquired in the future.  If any of our senior managers becomes unable or unwilling to continue in his or her role, or if we are unable to attract and retain other qualified employees, it could have a material adverse effect on our business and financial results.  Although Castle has entered into long term employment agreements with our two principal executive officers, no assurance can be given that either these individuals or other members of senior management will continue in his or her present capacity for any particular period of time.

Our business and operating results are seasonal.

The travel and hospitality business is seasonal.  Castle’s financial results have been and will continue to be subject to quarterly fluctuations caused primarily by the combination of seasonal variations and our revenue recognition policies.  Our quarterly financial results may also be subject to fluctuations as a result of the timing and cost of acquisitions, changes in relationships with travel providers, extreme weather conditions or other factors affecting leisure travel, and the vacation rental and property management industry.  Unexpected variations in our quarterly financial results could adversely affect the price of our common stock.

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

·

  any projections of revenues or income which we announce may be inaccurate;

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

Item 2.  Property.

Castle leases office space for its principal executive offices.  The current leases expire on March 1, 2011 and October 31, 2011 at a rental cost that averages $9,793 per month, plus the cost of common area maintenance.  Castle has an option to renew the leases for an additional three years at the then prevailing rental rates.

Castle leases additional office space at a rental cost of $6,200 per month, this lease expires in February, 2011.

In July, 2001, Castle entered into lease agreements (in lieu of a traditional management agreements) with each of the owners of approximately 250 investment units of the Spencer on Byron condominium project for the purpose of having those units be part of the rental program at the Spencer on Byron Hotel.  The leases are for a period of ten years expiring on July 18, 2011, and Castle has the option to extend these leases for an additional 20 years.  Monthly lease rent through 2011 is calculated as a percentage of the purchase price paid by the original owner of each condominium.

On December 24, 2004, the Company, through its wholly owned subsidiary NZ Castle Resorts and Hotels Limited, entered into an agreement to purchase all of the shares of Mocles Holdings Limited (“Mocles”), a New Zealand Corporation.  The purchase price for Mocles was $7,455,213 (NZ$10,367,048), net of imputed interest $1,164,699 (NZ$1,632,952).  The face value of the purchase price was $8,619,912 (NZ$12,000,000).   Details of this purchase and residual amounts due are more fully described in Note 11 of the Notes to Financial Statements.

Item 3.  Legal Proceedings.

The Company is subject to various other claims and lawsuits which are normal and reasonably foreseeable in light of the nature of the Company’s business and the growth in the Company’s business.  In the opinion of management, although no assurances can be given, the resolution of these claims will not have a material adverse effect on the Company’s financial position, results of operations and liquidity.  Further, to the knowledge of management, no director, officer, affiliate, or record of beneficial owner of more than 5% of the common voting stock of the Company is a party adverse to the Company or has a material adverse interest to the Company in any material proceeding.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of the security holders of record during 2008.

PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Castle’s common stock began trading on December 31, 2007 under the trading symbol CAGU.  Prior to that time, it traded sporadically on the “pink sheets.”  The OTC Bulletin Board is an over the counter market quotation system and as such, all stock prices reflect as noted by the system are inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Price Range of Common Stock

The price range per share of common stock presented below represents the highest and lowest sales prices for the Company’s common stock on the OTC Bulletin Board during each quarter of the two most recent fiscal years.

	Fourth Quarter	Third Quarter		Second Quarter		First Quarter
Fiscal 2008 price range per common share	$1.31-$1.00		$1.65-$1.00		$1.75-$1.00		$2.00-$1.00
Fiscal 2007 price range per common share (1)	$1.01 - $0.35	$	None	$	None	$	None

(1)

Castle’s common stock was approved for trading on the OTC Bulletin Board on December 27, 2007 under the trading symbol CAGU.  During 2007, the stock traded for only one day, on December 31, 2007 and its closing price on that day was $1.01 per share

Holders of Record

There were approximately 280 owners of record of Castle’s common stock as of February 28, 2009.

Dividends

Castle has not paid any dividends with respect to its common stock, and does not intend to pay dividends on its common stock in the foreseeable future.  As more fully described in Note 7 to Castle’s consolidated financial statements included herein, in 1999 and 2000, the Company issued a total of 11,050 shares of $100 par value redeemable preferred stock.  Dividends are cumulative from the date of original issue and are payable semi-annually, when, and if declared by the board of directors beginning July 15, 1999, at a rate of $7.50 per annum, per share.  During the fiscal year ended July 31, 2000, the Company paid dividends to holders of record as of July 15, 2000, in the amount of $16,715.  At December 31, 2008, undeclared and unpaid dividends on these shares totaled $767,168 or $69.43 per preferred share.  These dividends are not accrued as a liability, since no dividends have been declared.  Castle cannot pay dividends on its common stock until it declares and pays the dividends on its preferred stock.  It is the present intention of management to utilize all available funds for the development and expansion of Castle’s business, rather than for common stock dividend payments.

Securities Authorized for Issuance under Equity Compensation Plans

Castle does not have any equity compensation plans and as such no securities have been authorized for issuance subject to such a plan.

Recent Sales of Unregistered Securities

During the last three years, we issued the following unregistered securities:

During 2006, Castle voided 900,000 shares of common stock.  The shares were issued as part of a compromise agreement reached in 2001, with the developer of a hotel that Castle previously leased.  As a result of a final settlement agreement occurring in 2007, between Castle and the hotel developer, the compromise agreement signed in 2001, was rescinded, and therefore, Castle voided the 900,000 shares that were previously issued.

During 2007, there were no issuances of unregistered securities.

In April, 2008, the Company raised additional capital from the completion of a Unit offering which resulted in the issuance of 333,337 Units at a price of $1.50 per Unit.  Each Unit consists of one a of the Company’s common stock and a warrant to purchase an additional share of the Company’s common stock at a price of $3.50 for a period of three years, subject to certain restrictions.  Through this financing the Company raised a net amount of $224,744 for use as working capital and converted $227,500 in outstanding debt and short term obligations.  Members of management and certain directors purchased 260,003 Units at the offering price.

During the quarter ended June 30, 2008, the Company issued 75,000 shares of its common stock to one of its directors for services rendered to the Company .These shares were valued at $1.75 per share which equals the closing price of  the common stock on the date of issuance and the entire valuation was recorded as a compensation expense on that date.

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

Use of Proceeds of Registered Securities.

There were no proceeds received by Castle from the sale of registered securities during the 12 months ending December 31, 2008.

Purchases of Equity Securities by Us and Affiliated Purchasers.

 There were no Purchases of Equity Securities or Affiliated Purchasers during the 12 months ending December 31, 2008.

Item 6.  Selected Financial Data and Supplementary Financial Information.

Not Applicable

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2008 and 2007

For added clarity in the discussion below the Company’s Quarterly Statement of Operations for 2008 and 2007 are presented as reported in the Company’s Form 10-Q Quarterly Reports with the Securities and Exchange Commission:

THE CASTLE GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
By Quarter 2008 and 2007
($ in millions)
	Q1/08	Q2/08	Q3/08	Q4/08	2008	Q1/07	Q2/07	Q3/07	Q4-07	2007
Revenues
Revenue attributed from properties	$5.170	$4.006	$4.122	$4.314	$17.612	$4.572	$4.307	$4.860	$4.668	$18.408
Management & Service	$0.811	$0.593	$0.570	$0.467	$2.442	$0.337	$0.447	$0.610	$0.857	$2.250
Other Income	$0.025	$0.024	$0.004	$0.019	$0.071	$0.075	$0.087	$0.106	$0.101	$0.369
Total Revenues	$6.006	$4.622	$4.696	$4.800	$20.125	$4.984	$4.841	$5.576	$5.626	$21.026
.					$0.000					$0.000
Operating Expenses					$0.000					$0.000
Attributed property expenses	$4.636	$4.280	$4.019	$3.896	$16.831	$4.166	$4.228	$4.422	$4.538	$17.354
Payroll and office expenses	$0.663	$0.707	$0.596	$0.654	$2.620	$0.400	$0.533	$0.548	$0.758	$2.239
Administrative and general	$0.378	$0.401	$0.172	$0.141	$1.092	$0.231	$0.226	$0.411	$1.303	$2.171
Depreciation	$0.056	$0.056	$0.052	$0.042	$0.206	$0.056	$0.060	$0.060	$0.033	$0.209
Total Operating Expense	$5.733	$5.444	$4.839	$4.733	$20.749	$4.854	$5.047	$5.441	$6.631	$21.972
Operating Profit (Loss)	$0.273	($0.821)	($0.143)	$0.067	($0.624)	$0.130	($0.206)	$0.135	($1.005)	($0.946)
Foreign Exchange Gain				$0.585	$0.585					$0.000
Interest Income	$0.003	$0.000	$0.003	$0.000	$0.005	$0.037	$0.037	$0.038	($0.112)	$0.000
Interest Expense	($0.109)	($0.094)	($0.088)	($0.162)	($0.453)	($0.133)	($0.136)	($0.134)	($0.138)	($0.542)
Loss before taxes	$0.167	($0.916)	($0.228)	$0.490	($0.487)	$0.034	($0.305)	$0.039	($1.256)	($1.488)
Income tax benefit (Expense)	($0.067)	$0.370	$0.108	($0.213)	$0.197	($0.014)	$0.135	($0.023)	$0.274	$0.371
Net Profit (Loss)	$0.100	($0.546)	($0.121)	$0.277	($0.290)	$0.020	($0.170)	$0.015	($0.982)	($1.117)

Revenue:

For 2008, our revenue trend is reflective of a substantial decrease in the number of visitors to Hawaii as a result of the decrease in seating capacity provided by the airlines serving Hawaii in 2008 as compared to 2007 as well as a reluctance on the part of travelers to embark on leisure travel to Hawaii and New Zealand during the difficult economic times.  The Hawaii State Department of Business, Economic Development, and Tourism announced that overall there was a 10.2% reduction in airline seats available to bring passengers to Hawaii in 2008 as compared to 2007.  This was in part due to the bankruptcy of two important airlines Aloha and ATA in April 2008.  This trend was mirrored by a decrease of 9.0% in visitor days and a 10.6% decrease in the number of visitors to the Islands during 2008, as compared to 2007.1   The majority of the decrease in visitors and the resulting impact on Castle’s revenues occurred during the 2nd, 3rd and 4th quarters of 2008.  Statewide, as reported by Hospitality Advisors and Smith Travel Research, room revenues of hotels in Hawaii fell 6.6% and hotel occupancy fell 4.6 percentage points. 2

Castle’s Revenues totaled $20,125,185 for the year ended December 31, 2008, representing a modest 4% decrease from $21,026,079, in 2007.  The decrease in visitors and the resulting impact on Castle’s revenues occurred during the 2nd, 3rd, and 4th quarters of 2008.  Castle’s quarterly revenues increased 21% in the first quarter of 2008 as compared to the first quarter of 2007, and then decreased 5%, 16%, and 15% as compared to the previous year in each of the subsequent quarters. Total revenue for the fourth quarter of 2008 totaled $4,800,290 as compared to $5,625,676 in the fourth quarter of 2007.

The Company has two basic types of agreements.  Under a “Gross Contract” the Company records revenue which is based on a percentage of the gross rental proceeds received from the rental of hotel or condominium units.   Under a “Gross Contract” the Company pays a portion of the gross rental proceeds to the owner of the rental unit.  The Company only records the difference between the gross rental proceeds and the amount paid to the owner of the rental unit as “Revenue Attributed from Properties.”  Under the Gross Contract, the Company is responsible for all of the operating expenses for the hotel or condominium unit.  Under a “Net Contract”, the Company receives a management fee that is based on a percentage of the gross rental proceeds received from the rental of hotel or condominium units.  Under the Net Contract, the owner of the hotel or condominium unit is responsible for all of the operating expenses of the rental program covering the owner’s unit.  Under the Net Contract, the Company also typically receives an incentive management fee, which is based on the net operating profit of the covered property. Revenues received under the net contract are recorded as Management and Service Income.  Under both types of agreements, revenues are recognized after services have been rendered.  A liability is recognized for any deposits received for which services have not yet been rendered.

Revenues attributed from Properties decreased 4% to $17,612,130 for the year ended December 31, 2008, as compared to $18,407,645, in 2007.  Revenues attributed to Castle’s New Zealand operation decreased a total of 4% in 2008, as compared to 2007, with three quarters of this decrease coming as a result of the strengthened US Dollar exchange rate as compared to the New Zealand Dollar.  The remainder of the decrease is indicative of a 18% decrease in occupancy partially offset by a 4% increase in Average Daily Rate in 2008, as compared to 2007, for rooms at properties managed under Gross Contracts outside of New Zealand. Management and Service Revenues increased 9% to $2,442,137 in 2008, from $2,249,777 in 2007.  This net increase is due to a significant increase in the number of properties and rooms managed during 2008, as compared to 2007, under Net Contracts.  This increase is indicative of a 56% increase in gross property revenues at properties managed under Net Contracts for which Castle receives and records as net revenue a percentage as compensation for services rendered.  Due to the long term nature of the expected downturn in the economy and related impacts on the Company’s revenues, in late 2008, and early 2009, Castle has renegotiated some of its longer term contracts with certain property owners which are expected provide substantially higher revenues per room managed and help to restore the Company’s overall profitability beginning with the fourth quarter of 2008, and continuing through 2009.  Revenues Attributed from Properties totaled $4,314,003 in the fourth quarter of 2008, compared to $4,668,162 in the same period of 2007.

Costs and Expenses

Total Operating Expenses were $20,749,229 for the 12 months ending December 31, 2008.  This represents a 6% decrease from the Total Operating Expenses of $21,972,232, in 2007.  During the second half of 2008, and early 2009, in response to the decreasing revenues, we instituted a number of difficult but necessary efficiency and cost saving measures, many of which will not be fully realized until 2009.  Excluding the effect of an accounts receivable valuation allowance in the amount of $954,459 booked in the fourth quarter of 2007, Total Operating Expenses decreased from $5,676,669 in the fourth quarter of 2007 to $4,733,182 in the fourth quarter of 2008, a decrease of 19.93%.

Attributed Property Expenses decreased 3% to $16,831,482 for the 12 months ending December 31, 2008, as compared to $17,353,863 in 2007.  Attributed Property Expenses include the operating expenses of the properties or condominiums which are managed under Gross Contracts.  The decrease in expenses results from decreased variable costs and decreased staffing required due to lower occupancy.  The Company also instituted other measures to better match costs and expenses with the lower occupancy and average daily rates we are encountering at our properties.

1 Hawaii State Department of Business, Economic Development and Tourism (http://hawaii.gov/dbedt/info/visitor-stats/tourism/2008/dec08.swf)

2 Pacific Business News (http://pacific.bizjournals.com/pacific/stories/2009/02/09/story5.html)

Attributed Property Expenses were $3,895,992 in the fourth quarter as compared to $4,537,622 in the same period of 2007.

Payroll and office expense totaled $2,620,058 for the full year of 2008, as compared to $2,238,559 in the year earlier period. This increase is primarily related to an additional $190,000 in accounting and reservations payroll to service the additional properties which the Company had under contract in 2008, compared to 2007.  The Company hired additional corporate staff in early 2008, in anticipation of continued rapid growth and expansion which resulted in an increase in Payroll and Office expense in the early part of the year and then reduced corporate staff and office space, and renegotiated office leases beginning in the second half which resulted in a subsequent decrease in payroll and office expense on a quarterly basis in the third and fourth quarter.  Total Payroll and office expenses were $653,607 in the final quarter of 2008, compared to $757,529 in the same period of 2007.

Administrative and general expense totaled $1,091,729 in 2008, a reduction of 10% as compared to $1,216,715 (net of $954,459 of expense related to an adjustment in the carrying value of a receivable, total gross expense amounting to $2,171,173) for 2007. The reduction in administrative and general expenses is a result of a decrease in expenses relating to sales and marketing, business development and investor relations in 2008, as compared to 2007.  Fourth quarter 2008 administrative and general expenses totaled $141,128 as compared to $1,303,173 in the fourth quarter of 2007, which included a $954,459 allowance for doubtful accounts.

EBITDA reflects the Company’s earnings without the effect of depreciation, interest income or expense or taxes.  Castle’s management believes that EBITDA is a good alternative indicator of the Company’s financial performance, because it removes the effects of non-cash depreciation and amortization of assets as well as the fluctuations of interest costs based on Castle’s borrowing history along with increases and decreases in tax expense brought about by changes in the provision for future tax effects rather than current income.  A comparison of EBITDA and Net Income for 2008 and 2007 is shown below.  For the year ended 2008, EBITDA was ($418,085) as compared to ($737,515) for 2007, an increase of $319,431.  EBITDA for the

Fourth quarter of 2008 was $109,562 as compared to an EBITDA of ($972,647) in the fourth quarter of 2007.   EBITDA is not a measure that is recognized within generally accepted accounting principles (GAAP).

Comparison of Net Income to EBITDA:

THE CASTLE GROUP, INC.

Comparison of Net Income to EBITDA

By Quarter 2008 and 2007

	Q1/08	Q2/08	Q3/08	Q4/08	2008	Q1/07	Q2/07	Q3/07	Q4-07	2007

Net Income:	$99,658	($545,882)	($120,519)	$276,714	($290,029)	$19,702	($170,208)	$15,323	($981,935)	($1,117,118)

Add Back:
Income Taxes	67,309	-369,783	-107,543	213,419	-196,598	14,269	-134,740	23,273	-274,150	-371,348
Interest Expense	105,946	94,229	85,432	161,925	447,532	96,177	98,905	96,598	250,633	542,313
Depreciation	56,290	55,637	51,579	42,454	205,960	56,188	59,676	59,968	32,805	208,637
Less
Foreign Exchange Gain:	0	0	0	-584,950	-584,950	0	0	0	0	0
EBITDA	$329,203	($765,799)	($91,051)	$109,562	($418,085)	$186,336	($146,367)	$195,162	($972,647)	($737,516)

Depreciation expense in 2008 decreased by $2,677, to $205,960 when compared to 2007.  This was due to a slight decrease in the number of depreciable assets as compared to the prior year, and a strengthening of the US Dollar as compared to the New Zealand Dollar.

A foreign exchange gain of  $584,950 was recognized in the 4th quarter of 2008 which resulted from the impact of a reduction  of the Guarantor Obligation of the Company that is payable in New Zealand Dollars (see note 4 of the Notes to Consolidated Financial Statements).  This reduction was due to the strengthening of the US Dollar exchange rate against the New Zealand Dollar.

Interest expense for 2008 totaled $447,532 for 2008, a decrease of $94,781 as compared to 2007’s total of $542,313.  This decrease is primarily due to the impact on the interest payable on the Company’s debt in New Zealand as a result of a more favorable US Dollar to New Zealand Dollar exchange rate in 2008.

Income tax benefit for 2008 totaled $196,598, a decrease of $174,750 when compared to 2007’s Income Tax Benefit of $371,348 due to the impact on the income tax provision from a decrease in taxable loss in 2008 as compared to 2007.  The Company’s deferred tax asset balance of $2,158,073 on December 31, 2008 is derived primarily from its taxable losses in recent years.  This reflects the Company’s estimate of the amount which will offset tax liabilities from expected taxable income in future years.  The Company expects to be profitable in 2009, and in future years as the benefits of the cost savings measures noted above are realized and additional properties and management contracts are added.  We believe that it is likely that the current portion of the deferred tax asset will be utilized in 2009 and the remainder will be utilized in subsequent years.  Since the majority of these losses occurred in recent years, the useful life of the tax asset extends well into the projected taxable periods.  Further, the nature of the derivation of the tax asset is directly applicable to the nature of the expected tax liability in future periods; as such the ‘quality’ of the tax asset in relation to the expected utilization is high.  (see note 9 of the Notes to Consolidated Financial Statements.)

Net Loss for the year ended December 31, 2008, was ($290,029), a change of $827,089 compared to the Net Loss of ($1,117,118) for the year ended December 31, 2007.

Liquidity:

Our primary sources of liquidity include available cash and cash equivalents, and borrowing under the credit facility which was secured in October 2008, consisting of a $500,000 term loan and a $250,000 line of credit..  These facilities contain representations and warranties, conditions, covenants and events of default that are customary for this type of credit facility but do not contain financial covenants.  We do not believe the limitations contained in the credit facility will, in the foreseeable future, adversely affect our ability to use the credit facility and execute our business plan.

Expected uses of cash in fiscal 2009 include funds required to support our operating activities, including continuing to opportunistically and selectively expand the number of properties under our management.

We experienced a loss in fiscal 2008 of $290,029, and our Total Current Assets declined from $4.7 million at the end of 2007, to $3.3 million at the end of 2008.  The trend of continued losses has reversed in recent months as the Company reported an Operating Profit in the fourth quarter of 2008.  We anticipate a continuation of current occupancy and rate trends and levels for the properties currently under contract for the remainder of 2009.  We plan to expand the number of properties under management, which will increase the overall revenue stream in 2009.  The specific impact of these additions on revenue depends on the timing of when new properties are added during the year.  More importantly, we  implemented a number of cost saving and efficiency programs that began to improve the Company’s profitability and cash flows in the fourth quarter of 2008, leading to an operating profit of $67,000 for the quarter.  While it’s a small profit in absolute terms, we believe that it represents a turning point during these difficult times and we project that the Company will significantly improve the overall profitability, cash flows, and working capital liquidity through 2009 as compared to 2008.  This view is based on the following assumptions:

•

A continuation of weak global macroeconomic trends in consumer spending and especially travel spending by consumers, and the resulting visitation trends to Hawaii and New Zealand particularly in the first half of the fiscal year.

•

Continued impact on occupancy levels and average daily rates at the properties we manage as compared to recent years.

•

A continuation of the cost savings and efficiency measures and reduction in business development and investor relations costs.  This is anticipated to reduce operating expenses by approximately $1.3 million as compared to 2008.  This will provide the basis for improved operating trends throughout 2009.

•

Expansion of the number of properties under management, with emphasis on Hawaii and New Zealand.

Based on operating results for January and February 2009, and projections for March 2009, we anticipate recording an Operating Profit for the first quarter of 2009.  We have also taken steps to enhance our liquidity by refinancing and increasing credit facilities in October 2008. . Our plans to manage our liquidity position in fiscal 2009 include:

•

Maintaining an intense focus on controlling expenses; while maintaining strong relationships with our owners and travel wholesalers and partners to ensure continuity and good communication.

•

Improving our accounts receivable collection rates which will have a positive impact on working capital and liquidity.

•

Continuing with only limited capital expenditures and projects,

We have considered the impact of the financial outlook on our liquidity and have performed an analysis of the key assumptions in our forecast such as sales, gross margin and expenses; an evaluation of our relationships with our travel partners and property owners and an analysis of cash requirements, other working capital changes, capital expenditures and borrowing availability under our credit facility.  Based upon these analyses and evaluations, we expect that our anticipated sources of liquidity will be sufficient to meet our obligations without disposition of assets outside of the ordinary course of business or significant revisions of our planned operations through 2009.

Other Borrowings

During 2008, the Company refinanced and expanded its available credit facilities by refinancing its term loans and lines of credit with a local bank in Hawaii.  The Company obtained a term loan for $500,000, the majority of which was used to refinance an existing term loan and a line of credit for $250,000 for general working capital purposes.  As of March 16, 2009, the Company has drawn $25,000 against the line of credit.  The Company has also utilized an equipment lease line of credit totaling $150,000 to finance its capital equipment and computer hardware.  In December of 2007, as part of the Company acquiring a new hotel management agreement, the Company allowed the hotel owner to purchase computer hardware using the Company’s equipment lease line of credit in the amount of $76,501.  The hotel owner shall be responsible for making the operating lease payments to the bank, and also agreed to assume, refinance, or retire the lease should the management agreement between the Company and the hotel be terminated.  In addition, the Company’s has a $100,000 NZD line of credit with a New Zealand bank to finance its general working capital flows in New Zealand.  As of March 16, 2009 there are no borrowings against this line of credit.

Off-Balance Sheet Arrangements

As of December 31, 2007, the Company had an available lease line of credit with a bank for up to $250,000.  In December of 2007, as part of the Company acquiring a new hotel management agreement, the Company allowed the hotel owner to purchase computer hardware using the Company’s equipment lease line of credit in the amount of $76,501.  The hotel owner shall be responsible for making the operating lease payments to the bank, and also agreed to assume, refinance or retire the lease should the management agreement between the Company and the hotel be terminated.  On October 24, 2008, the lease line of credit was terminated by the bank upon the Company refinancing its term loan and revolving line of credit with another bank.  Refer to Note 4 of the Financial Statements.

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

Item 7A.  Quantative and Qualitative Disclosure About Market Risk

Not applicable.

Item 8.  Financial Statements

The Castle Group, Inc. and Subsidiaries

Table of Contents

Report of Independent Registered Public Accounting Firm	Page 15
Consolidated Balance Sheets – December 31, 2008 and 2007	Page 16
Consolidated Statements of Operations and Comprehensive Income (Loss) - Years Ending December 31, 2008 and 2007	Page 17
Consolidated Statements of Cash Flows – Years Ending December 31, 2008 and 2007	Page 18
Consolidated Statements of Stockholders’ Deficit - Years Ending December 31, 2008 and 2007	Page 19
Notes to Consolidated Financial Statements	Pages 20-31

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

The Castle Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of The Castle Group, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive income, cash flows, and stockholders’ deficit, for the years ended December 31, 2008 and 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Castle Group, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the results of operations and cash flows for the years ended December 31, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/Mantyla McReynolds LLC

Mantyla McReynolds LLC

Salt Lake City, Utah

March 30, 2009

THE CASTLE GROUP INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2008 & 2007

ASSETS
	December 31,	December 31,
	2008	2007
Current Assets
Cash and cash equivalents	$ 344,677	$ 494,089
Accounts receivable, net of allowance for bad debts	2,169,325	3,262,058
Deferred tax asset	379,625	642,000
Prepaids and other current assets	426,843	339,620
Total Current Assets	3,320,470	4,737,767
Property, furniture & equipment, net	5,894,698	8,050,563
Goodwill	54,726	54,726
Deposits	26,837	28,070
Note Receivable, net of allowance	0	0
Restricted cash	215,428	163,157
Deferred tax asset	1,778,448	1,319,475

TOTAL ASSETS	$11,290,607	$14,353,758

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$3,101,731	$3,414,311
Accounts payable- related party	190,240	75,000
Deposits payable	345,170	386,359
Current portion of long term debt	464,082	1,308,262
Current portion of long term debt to related parties	16,440	110,850
Accrued salaries and wages	913,799	944,459
Accrued taxes	132,714	158,948
Accrued interest	47,947	66,250
Other current liabilities	17,222	8,267
Total Current Liabilities	$5,229,345	$6,472,706
Non Current Liabilities
Long term debt, net of current portion	3,924,532	4,916,997
Deposits payable	215,428	163,157
Notes payable to related parties	157,420	223,770
Other long term obligations, net	2,433,050	3,018,000
Total Non Current Liabilities	6,730,430	8,321,924
Total Liabilities	$11,959,775	$14,794,630
Stockholders' Deficit
Preferred stock, $100 par value, 50,000 shares authorized, 11,050	1,105,000	1,105,000
shares issued and outstanding in 2008 and 2007, respectively
Common stock, $.02 par value, 20,000,000 shares authorized, 9,946,392	198,929	190,761
& 9,538,055 shares issued and outstanding in 2008 and 2007, respectively
Additional paid in capital	4,100,700	3,366,928
Retained deficit	(5,324,959)	(5,034,930)
Accumulated other comprehensive income (loss)	(748,838)	(68,631)
Total Stockholders' Deficit	(669,168)	(440,872)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$11,290,607	$14,353,758

The accompanying notes are an integral part of these consolidated financial statements

THE CASTLE GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
YEARS ENDING DECEMBER 31, 2008 & 2007

	12/31/2008	12/31/2007
Revenues
Revenue attributed from properties	$ 17,612,130	$18,407,645
Management & Service	2,442,137	2,249,777
Other Income	70,918	368,657
Total Revenues	20,125,185	21,026,079

Operating Expenses
Attributed property expenses	16,831,482	17,353,863
Payroll and office expenses	2,620,058	2,238,559
Administrative and general	1,091,729	2,171,173
Depreciation	205,960	208,637
Total Operating Expense	20,749,229	21,972,232
Operating Loss	(624,044)	(946,153)
Foreign Exchange Gain	584,950	-
Interest Expense	(447,533)	(542,313)
Loss before taxes	(486,627)	(1,488,466)
Income tax benefit	196,598	371,348
Net Loss	$ (290,029)	$ (1,117,118)

Other Comprehensive Income
Foreign currency translation adjustment	(680,207)	221,320
Total Comprehensive Income (Loss)	$ (970,236)	$(895,798)

Earnings (Loss) Per Share
Basic	$ (0.03)	$ (0.12)
Diluted	$ (0.03)	$ (0.12)
Weighted Average Shares
Basic	9,812,134	9,538,055
Diluted	9,812,134	9,538,055

The accompanying notes are an integral part of these consolidated financial statements

THE CASTLE GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDING DECEMBER 31, 2008 & 2007

	2008	2007
Cash Flows from Operating Activities
Net income (loss)	$(290,029)	$(1,117,118)
Depreciation	205,960	208,637
Amortization of discount	174,312	387,738
Provision for uncollectible note receivable	-	954,459
Stock issued for compensation	131,250	-
Interest on guarantor obligation	158,445	-
Foreign exchange gain on guarantor obligation	(584,950)	-
(Increase) decrease in
Accounts receivable	860,679	(620,162)
Other current assets	(137,745)	-
Deposits and other assets	1,111	(57,795)
Restricted cash	(115,434)	224,431
Deferred taxes	(196,598)	(371,348)
Increase (decrease) in
Settlement agreement	-	(260,000)
Accounts payable and accrued expenses	230,814	695,922
Net Cash Flows From Operating Activities	437,815	44,764

Cash Flows from Investing Activities
Purchase of property, furniture and equipment	(46,638)	(108,979)
Net Cash Flows from Investing Activities	(46,638)	(108,979)

Cash Flows from Financing Activities
Proceeds from notes	500,000	175,000
Private placement of stock	224,744	-
Payments on notes	(1,188,174)	(733,884)
Net Cash Flows from Financing Activities	(463,430)	(558,884)

Effect of exchange rate on changes in cash	(77,159)	16,886
Net Change in Cash	(149,412)	(606,213)
Beginning Balance	494,089	1,100,302
Ending Balance	$ 344,677	$494,089

Non cash transactions
Conversion of debt to equity	227,500	0

Supplementary Information
Cash Paid for Interest	$(120,097)	$(150,972)
Cash Paid for Income Taxes	-	-

The accompanying notes are an integral part of these consolidated financial statements

THE CASTLE GROUP INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
YEARS ENDING DECEMBER 31, 2008 & 2007

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance
December 31, 2006	11,050	$1,105,000	9,538,055	$190,761	$ 6,681,930	$(3,917,812)	$(289,951)	$3,769,928

Net Loss
December 31, 2007						(1,117,118)		(1,117,118)

Reduction of Paid in Capital					(3,315,002)			(3,315,002)

Foreign Currency
Translation Adjustment							221,320	221,320

Balance
December 31, 2007	11,050	1,105,000	9,538,055	190,761	3,366,928	(5,034,930)	(68,631)	(440,872)

Net Loss
December 31, 2008						(290,029)		(290,029)

Interest on Guarantor Obligation					158,445			158,445

Issuance of Stock for Services			75,000	1,500	129,750			131,250

Private Placement of Stock, net of Issuance costs			333,337	6,668	445,577			452,245

Foreign Currency
Translation Adjustment							(680,207)	(680,207)

Balance
December 31, 2008	11,050	$1,105,000	9,946,392	$198,929	$ 4,100,700	$(5,324,959)	$(748,838)	$(669,168)

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

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of The Castle Group, Inc. and its wholly-owned subsidiaries, Hawaii Reservations Center Corp., HPR Advertising, Inc., Castle Resorts & Hotels, Inc., Castle Resorts & Hotels Thailand Ltd., NZ Castle Resorts and Hotels Limited (a New Zealand Corporation),  NZ Castle Resorts and Hotels’ wholly-owned subsidiary, Mocles Holdings Limited (a New Zealand Corporation), Castle Resorts & Hotels NZ) Ltd., Castle Group LLC (Guam), Castle Resorts & Hotels Guam Inc. and KRI Inc. dba Hawaiian Pacific Resorts (Interactive).  All significant inter-company transactions have been eliminated in the consolidated financial statements.

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

Restricted Cash

The Company holds funds on behalf of the unit owners for one of the properties it manages.  These funds are to be used only for the replacement and refurbishment of the furniture and equipment within the rooms owned by the unit owner.  As of December 31, 2008 and 2007, the Company had $215,428 and $163,157, respectively, of funds held for this purpose.  The Company records an offsetting liability as a long term deposit payable on its balance sheet.

Accounts Receivable

The Company records an account receivable for revenue earned but net yet collected.  If the Company determines any account to be uncollectible based on significant delinquency or other factors, it is immediately written off.  An allowance for bad debts has been provided based on estimated losses amounting to $244,631 and $214,559 as of December 31, 2008 and 2007, respectively.  Relating to the HBII Note Receivable, pursuant to GAAP, the Company has established a reserve for uncollectible note receivable during 2007 for $4,269,151.  The Company recorded an expense during 2007 for $954,459, and reduced additional paid in capital for $3,315,002 in providing for the uncollectible debt reserve (See Note 2).  This is a reflection of the nature of the original accounting treatment.

Property, Furniture, and Equipment

Property, furniture, and equipment are recorded at cost.  When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounting records, and any resulting gain or loss is reflected in the Consolidated Statement of Operations for the period.  The cost of maintenance and repairs are expensed as incurred.  Renewals and betterments are capitalized and depreciated over their estimated useful lives.

At December 31, 2008 and 2007, property, furniture, and equipment consisted of the following:

       2008                2007

     Real estate - Podium (see Note 11)

                $ 6,003,533        $ 8,036,503

     Equipment and furnishings

   1,104,065           1,396,993

     Less accumulated depreciation

  (1,212,900)        (1,382,933)

 $ 5,894,698        $ 8,050,563

Depreciation is computed using the declining balance and straight-line methods over the estimated useful life of the assets (Equipment and furnishings 5 to 7 years, Podium 50 years).  For the years ended December 31, 2008 and 2007, depreciation expense was $205,960 and $208,637, respectively.

Goodwill and Intangibles

Under SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill related to our historical acquisitions is not amortized, but is subject to annual review for impairment or upon the occurrence of certain events, and, if impaired, are written down to its fair value.  The Company has not recognized any impairment losses during the periods presented.

Revenue Recognition

The Company recognizes revenue from the management of resort properties according to terms of its various management contracts.

The Company has two basic types of agreements.  Under a “Gross Contract” the Company records revenue which is based on a percentage of the gross rental proceeds received from the rental of hotel or condominium units.   Under a “Gross Contract” the Company pays a portion of the gross rental proceeds to the owner of the rental unit.  The Company only records the difference between the gross rental proceeds and the amount paid to the owner of the rental unit as “Revenue Attributed from Properties.”  Under the Gross Contract, the Company is responsible for all of the operating expenses for the hotel or condominium unit.  Under a “Net Contract”, the Company receives a management fee that is based on a percentage of the gross rental proceeds received from the rental of hotel or condominium units.  Under the Net Contract, the owner of the hotel or condominium unit is responsible for all of the operating expenses of the rental program covering the owner’s unit.  Under the Net Contract, the Company also typically receives an incentive management fee, which is based on the net operating profit of the covered property. Revenues received under the net contract are recorded as Management and Service Income.  Under both types of agreements, revenues are recognized after services have been rendered.  A liability is recognized for any deposits received for which services have not yet been rendered.

Under a Gross Contract, the Company records the expenses of operating the rental program at the property covered by the agreement.  These expenses include housekeeping, food & beverage, maintenance, front desk, sales & marketing, advertising and all other operating costs at the property covered by the agreement.  Under a Net Contract, the Company does not record the operating expenses of the property covered by the agreement.  The difference between the Gross and Net contracts is that under a Gross Contract, all expenses, and therefore the ownership of any profits or the covering of any operating loss, belong to and is the responsibility of the Company; under a Net Contract, all expenses, and therefore the ownership or any profits or the covering of any operating loss belong to and is the responsibility of the owner of the property.  The operating expenses of properties managed under a Gross Contract are recorded as “Attributed Property Expenses.”

Advertising, Sales and Marketing Expenses

The Company incurs sales and marketing expenses in conjunction with the production of promotional materials, trade shows, and retainers for out-of-state sales agents, and related travel costs.  In accordance with the AICPA’s Statement of Position No. 93-7 “Reporting on Advertising Costs,” the Company expenses advertising and marketing costs as incurred or as the advertising takes place.  For the years ended December 31, 2008 and 2007, total advertising expense was $1,310,388 and $1,590,475 respectively.

Stock-Based Compensation

The Company has accounted for stock-based compensation under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share Based Payment.  This statement requires us to record an expense associated with the fair value of stock-based compensation.  The Company currently uses the Black-Scholes option valuation model to calculate the valuation of stock options and warrants at the date of grant.  Option pricing models require the input of highly subjective assumptions, including the expected price volatility.  Changes in these assumptions can materially affect the fair value estimate.

The average risk-free interest rate is determined using the U. S. Treasury rate in effect as of the date of grant, based on the expected term of the warrant.

Income Taxes

In June 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, and Interpretation of FASB Statement No. 109” (FIN 48).  We adopted FIN 48 on January 1, 2007.  Under FIN 48, tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities.  The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement.  Unrecognized tax benefits are tax benefits claimed in our tax returns that do not meet these recognition and measurement standards.  Upon the adoption of FIN 48, we had no liabilities for unrecognized tax benefits and, as such, the adoption had no impact on our financial statements, and we have recorded no additional interest or penalties.  The adoption of FIN 48 did not impact our effective tax rates.  Our policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense.  For the years ended December 31, 2008 and 2007, the Company did not recognize any interest or penalties in its Statement of Operations, nor did it have any interest or penalties accrued in its Balance Sheet at December 31, 2008 and 2007, relating to unrecognized benefits.

Basic and Diluted Earnings per Share

Basic earnings per share of common stock were computed by dividing income available to common stockholders, by the weighted average number of common shares outstanding.  Diluted earnings per share were computed using the “treasury stock method” under SFAS No. 128 “Earnings per Share.”  The calculation of Basic and Diluted earnings per share for 2008 and 2007 did not include 368,335 shares which would be issued upon conversion of the outstanding $100 par value redeemable preferred stock of the Company, nor does it include 150,000 shares issuable pursuant to the exercise of vested warrants as of December 31, 2007 and 483,337 vested warrants as of December 31, 2008 as the effect would be anti-dilutive.

Concentration of Credit Risks

The Company maintains its cash with several financial institutions in Hawaii, New Zealand, and Thailand.  Balances maintained with these institutions are occasionally in excess of federally, insured limits.  As of December 31, 2008 and 2007, the Company had balances of $85,181 and $496,423, respectively, in excess of US federally insured, limits of $250,000 and $100,000, respectively, per financial institution.

Concentration in Market Area

The Company manages hotel properties in Hawaii, Thailand, New Zealand and Micronesia, and is dependent on the visitor industries in these geographic areas.

Fair Value of Financial Instruments

SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements.  Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs.  The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value.  The carrying value of notes receivable and notes payable approximates fair values as these notes have interest rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

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

Foreign Currency Translation and Transaction Gains/Losses

The U.S. dollar is the functional currency of our consolidated entities operating in the United States.  The functional currency for our consolidated entities operating outside of the United States is generally the currency of the country in which the entity primarily generates and expends cash.  For consolidated entities whose functional currency is not the U.S. dollar, we translate their financial statements into U.S. dollars.  Assets and liabilities are translated at the exchange rate in effect as of the financial statement date, and the line items of the results of operations are translated using the weighted average exchange rate for the year. Translation adjustments from foreign exchange are included as a separate component of shareholders’ equity.  Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements.”  SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements.  The provisions of SFAS 157 were originally to be effective beginning January 1, 2008.  Subsequently, the FASB provided for a one-year deferral of the provisions of SFAS 157 for non-financial assets and liabilities that are recognized or disclosed at fair value in consolidated financial statements on a non-recurring basis.  We are currently evaluating the input of adopting the provisions of SFAS 157 for non-financial assets and liabilities that are recognized or disclosed on a non-recurring basis.

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”).  Commencing with the Company’s Annual Report for the year ending December 31, 2007, the Company was required to include a report of management on the Company’s internal control over financial reporting.  The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for the Company; of management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of yearend; of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting; and for the year ending December 31, 2009, the Company’s independent accounting firm is required to issue an attestation report on management’s assessment of the Company’s internal control over financial reporting, which report is also required to be filed as part of the Annual Report on form 10-K.

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

In December 2007, the FASB issued SFAS No. 160 “Non-controlling Interest in Consolidated Financial Statements – an Amendment of ARB 51” (SFAS 160).  SFAS 160 clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  It also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest, and requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest.  SAFS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Earlier adoption is prohibited.  We do not anticipate a material impact upon adoption.

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

2.

Related Party Transactions

Hanalei Bay International Investors (“HBII”)

The Chairman and CEO of the Company is the sole shareholder of HBII Management, Inc., the managing General Partner of Hanalei Bay International Investors (“HBII”).  In March 1999, HBII consummated the sale of its interest in Hanalei Bay Resort to an unrelated third party.  The cash proceeds received by HBII on the closing of the sale were not sufficient to satisfy all claims of HBII’s creditors, including the Company, and the Company accepted a note receivable in the amount of $4,420,003 as settlement for its account receivable balance of $1,105,001 at the time of the sale.  The excess amount $3,315,002 over the receivable balance was accounted for as a shareholder contribution.  Under the terms and conditions of the agreement to sell Hanalei Bay Resort, HBII was entitled to receive a percentage of the future cash flows from the resort’s hotel operations and the sale of certain time-share units.

As part of the Company’s purchase of real estate in New Zealand (see Note 11), an assignment of $3,018,000 of the total note receivable from HBII was made to the seller of the real estate, with the Company remaining as guarantor should the note receivable not be collected before December 31, 2009, which was further extended to December 24, 2010. (See Note 3).

During 2006, the purchaser of Hanalei Bay Resort (“HBR”), disputed the amount that it was indebted to HBII, and HBII filed a lawsuit to collect the amounts owed by HBR.  In March 2008, HBII and Quintus Resorts, LLC (“Quintus”), the parent company of HBR, entered into a settlement to resolve the litigation by Quintus issuing a 19.9% membership interest in Quintus to HBII or its designee, which included a preferred return as to the first $6.2 million of future distributions of available cash flow.

Quintus is the owner of a timeshare resort project in Genoa, Nevada, near Lake Tahoe.  Quintus has not yet completed its financial statements for 2008 but estimates that its net loss incurred in 2008 will eliminate all or virtually all of its net equity as calculated according to generally accepted accounting principles.  Neither Quintus’ estimates as to the fair market value of its assets nor its projections have been verified or reviewed by Management or any independent third party.

For at least the next two years, Quintus will be required to use all of its available cash flow to pay down the substantial indebtedness it incurred in purchasing the resort.  Based on Quintus’s financial projection, HBII’s management believes that it is likely to receive in excess of $6,000,000 from its ownership interest in Quintus and that it will utilize these funds to pay its indebtedness to the Company.  In that the distributions from HBII will likely not be realized for a number of years and are subject to uncertainty and risks over which the Company has no control, there can be no assurance that the Company will receive any distributions from HBII’s ownership interest in Quintus within the next ten years, if at all.  In light of such uncertainties, as required by Generally Accepted Accounting Principles (“GAAP”) the Company has established a reserve for uncollectible amounts.  The Company recorded an expense during 2007 for $954,459, and reduced additional paid in capital for $3,315,002 in providing for the reserve.

Loan Fees

In 2006, the Company secured $600,000 in financing from a bank, which was subsequently replaced by a loan and line of credit from another bank (see note 6 to the financial statements).  The CEO of the Company acted as guarantor for these loans.  As consideration for the guaranty, the Company pays a quarterly guaranty fee of 2% of the amount of the credit facility utilized per annum to the CEO of the Company.  During 2008 and 2007, the Company paid $4,499 and $8,156 in guaranty fees to the Company’s CEO.

Related Party Loans

In June, 2004, a director loaned the Company $100,000 with interest at the rate of 8% per annum and monthly payments of interest plus $521, and a maturity date of January 1, 2010.

In December of 2007, and early 2008 the Chairman and CEO of the Company advanced a total of  $100,000 to the Company to capitalize the Company’s Thailand subsidiary, and in April 2008, the advance was converted to common stock and warrants as part of the Company’s Unit offering.

In April 2008 two directors converted loans and amount outstanding totaling $100,000 into common stock and warrants as part of the Company’s Unit offering.

Through December 2008, the Company has accrued but not paid the Chairman and CEO a total of $103,840 for expenses incurred on behalf of the Company.

Through December 2008, the Company has accrued but not paid Mr. Jerry Ruthruff a total of $86,400 for professional fees earned during 2008.

3.

Notes Receivable

Notes receivable consisted of the following:

       2008

               2007

Note receivable from Hanalei Bay International Investors,

secured by a direct assignment of Hanalei Bay International

Investors right to receive future proceeds from HBII’s

ownership interest in Quintus.

 (Assigned to third parties- see Note 2)

$  4,269,151       $ 4,269,151

Less Reserve for Uncollectible Notes

    4,269,151          4,269,151

Notes Receivable, Non-current

$                0         $               0

See Note 2 above. Pursuant to GAAP, the Company has established a reserve for uncollectible amounts.  The Company recorded an expense during 2007 for $954,459, and reduced additional paid in capital for $3,315,002 in providing for the reserve.

4.

Commitments and Contingencies

Leases

The Company leases two office spaces expiring March 1, 2011 and October 31, 2011 and for the years ended December 31, 2008 and 2007, the Company paid $340,554 and $351,149, respectively, in lease expense for these leases.

As of December 31, 2008, the future minimum rental commitment under these leases was $796,468.

In July, 2001, Castle entered into lease agreements (in lieu of a traditional management agreements) with each of the owners of approximately 250 investment units of the Spencer on Byron condominium project for the purpose of having those units be part of the rental program at the Spencer on Byron Hotel.  The leases are for a period of ten years expiring on July 18, 2011, and Castle has the option to extend these leases for an additional 20 years.  Monthly lease rent through 2011 is calculated as a percentage of the purchase price paid by the original owner of each condominium. Total lease expense for the year ending December 31, 2008 and 2007 was $2,231,637 and $2,294,177, respectively.

As of December 31, 2008, the future lease commitments are as follows:

  Year

      Amount

  2009

$    2,107,063

  2010

      2,112,371

  2011

      1,248,881

  2012

                    0

  Total

$    5,468,315

The purchase of Mocles Holdings Limited (see Note 11) includes a requirement for monthly payments of the greater of $11,582 (NZ$20,000) or Surplus Profits, as defined at Note 11.  Using the monthly rate of $11,582, total annual payments will be approximately $138,984 per year, beginning in 2009.  The Company has not yet determined whether the Surplus Profits will be greater than $138,984 for 2009.  The approximate term is 3 years.

As of December 31, 2007, the Company had an available lease line of credit with a bank for up to $250,000.  In December of 2007, as part of the Company acquiring a new hotel management agreement, the Company allowed the hotel owner to purchase computer hardware using the Company’s equipment lease line of credit in the amount of $76,501.  The hotel owner shall be responsible for making the operating lease payments to the bank, and also agreed to assume, refinance or retire the lease should the management agreement between the Company and the hotel be terminated.  On October 24, 2008, the lease line of credit was terminated by the bank upon the Company refinancing its term loan and revolving line of credit with another bank.

Guaranty

As part of the Company’s purchase of real estate in New Zealand (see Note 11), an assignment of $3,018,000 of the total note receivable from HBII was made to the seller of the real estate, with the Company remaining as guarantor should the note receivable not be collected before December 24, 2010.  Due to the devaluation of the New Zealand dollar against the US dollar, the amount recorded as “Other long term obligations” on the Company’s balance sheet was reduced to $2,433,050, with the difference of $584,950 recorded as a foreign exchange gain as of December 31, 2008.

The assignment does not have a provision for interest and in 2007, the Company had fully amortized the imputed interest on the assignment.  For 2008, the Company recorded interest expense of $158,445, based on 5.25% on the $3,018,000 assignment and an increase in Additional Paid in Capital for the same amount.

The Company has recognized a guarantor liability for these assignments, amounting to $2,433,050 as of December 31, 2008, and $3,018,000 as of December 31, 2007, which represents the present fair value of the obligation undertaken in becoming a guarantor of the payment of the assigned receivables.  Pursuant to an extension agreement signed in March 2008, since the Company was current with its other obligations in connection with the purchase of the New Zealand Real Estate, the remaining balance will be due on December 24, 2010.  Further, if the Company is current with those obligations as of December 24, 2010, and has paid not less than NZ$ 7,183,260 toward the purchase price, an additional six month extension is available.

Management Contracts

The Company manages several hotels and resorts under management agreements expiring at various dates.  Several of these management agreements contain automatic extensions for periods of 1 to 10 years.

In addition, the Company has sales, marketing and reservations agreements with other hotels and resorts expiring at various dates through December 2009.  Several of these agreements contain automatic extensions for periods of one month to three years.  Fees received are based on revenues, net available cash flows or commissions as defined in the respective agreements.

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

5.

Employee Benefits

The Company has a 401(k) Profit Sharing Plan (the “Plan”) available for its employees.  Under the terms of the Plan, the Company may match 50% of the compensation reduction of the participants in the Plan up to 1% of compensation.  Matching contributions for the years ended December 31, 2008, and 2007 were $13,030 and $13,193, respectively.  Any employee with one-year of continuous service and 1,000 credit hours of service, who is at least twenty-one years old, is eligible to participate.  For the years ended December 31, 2008 and 2007, the Company made no profit contributions.  Subsequent to the end of 2008, the Company terminated its matching contribution effective March 1, 2009.  Employees may continue to contribute a portion of their compensation into the plan however the Company will not make a matching contribution.

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

         2008

         2007

Note dated 4/26/04 to the Company’s CEO with interest

at prime plus 2.5%, with monthly payments of $2,544

balance due on 4/26/09, unsecured

$      10,190

$      39,699

Note dated 6/6/04 to a director, with interest at the rate

of 8%, monthly payments of  interest plus $521,

balance due 1/1/10, unsecured

        46,354

      102,604

Note dated 6/16/04 to unrelated party with interest at the

rate of 15% due on 1/1/10 with monthly payments of

NZ$3,225 (US$1,868), unsecured

      149,408

      200,002

Note dated 7/31/95 to former stockholders, due 8/31/98

with interest at 6%, unsecured.  No formal demand has

been made on the Company.

         12,000

         12,000

Note dated 12/31/02 from the Company’s CEO, with

interest at 10%, due on or before 1/1/10, unsecured

        117,316

        117,316

Note dated 12/31/04, payable in New Zealand, net of

discount of US$0.75 million and US$0.69 million, as of 2008

and 2007, respectively, with a face value of NZ$8.6

million and which is secured by real estate in New Zealand

and a general security agreement including an assignment of

US$3.018 million of the note receivable due from HBII.  The

Company acts as a guarantor for the payment of the assigned

receivable, and therefore, the obligation undertaken as a guarantor is included in this amount.  The guarantor obligation is referred to as “Other long term obligations” on the Balance Sheet

(See Note 4).  The effective interest rate at December 31,

2008 is 4.35% per annum.  The maturity date is December

24, 2010.

        6,048,787

      8,028,868

Note dated 12/31/04 payable to unrelated

party, with interest at 10% due 3/01/12

with monthly payments of $2,975, unsecured

            92,176

       117,277

Note dated 12/14/06 payable to a bank, with interest

at the bank’s base lending rate plus 1.25%, secured by

up to $600,000 of the note receivable from Hanalei Bay

Resort.  Balance is due 12/8/08.

                     0

       449,880

Note dated 10/20/08 payable to a bank, with interest

at the bank’s prime rate plus 1%, secured by a security

interest in all personal property of the Company and by

the personal guaranty of the Company’s Chairman &

CEO, with monthly payments of $8,333 plus interest.

The note is due on or before 10/20/2013

         483,334

                 0

Note payable to former developer of a hotel located in

Guam, which resulted from a settlement agreement

reached between the Company and the developer.  The

note is non-interest bearing and is due on or before

January 18, 2008 (See Note 13)

                     0

        100,000

Advance from CEO dated 12/31/07, with no

specified interest or repayment terms.

                     0

          75,000

Loan of $100,000 dated 11/16/07 from the Company’s

$250,000 revolving line of credit with a bank.  The

line is secured by the personal guaranty of the Company’s

Chairman & CEO, and a general security interest in

The Company’s assets. Note bears interest at the bank’s

base lending rate plus 1% (8.25% at 12/31/07) and is

due 4/1/09.  This revolving line of credit was terminated

on October 24, 2008.

                    0

      100,000

Revolving line of credit with a bank for up to $250,000.

The line is secured by the personal guaranty of the

Company’s Chairman & CEO, and a general security

Interest in the Company’s assets.  Draws against the line

will bear interest at the bank’s base lending rate plus

1%.  The line has a termination date of October 24, 2009.

                  0

0

Revolving line of credit with a bank for up to NZ $100,000.

The line is secured by a general security

interest in the Company’s assets in New Zealand.

Draws against the line will bear interest at the bank’s base lending rate plus 1%.  The line has a termination date of October 24, 2009.

As of March 20, 2009 there have been no draws against this line of credit.

                0

                 0

Note dated 12/31/04 payable to unrelated party,

secured by up to $800,000 of the note receivable from

Hanalei Bay Resort (see note 3) with interest at 8%,

balance is due on 5/1/2009

       35,959

      235,233

Subtotal

     $ 6,995,524

$ 9,577,879

Less Current Portion

            480,522

   1,419,112

Notes payable, non-current

      $ 6,515,002

$ 8,158,767

The five year payout schedule for notes payable is as follows:

  Year

      Amount

 2009

  $     480,522

 2010

      6,197,857

 2011

         133,811

 2012

         100,000

 2013

           83,334

 Total

  $  6,995,524

7.

Redeemable Preferred Stock

In 1999 and 2000, the Company issued a total of 11,050 shares of $100 par value redeemable preferred stock to certain officers and directors.  Dividends are cumulative from the date of original issue and are payable semi-annually, when, and if declared by the board of directors beginning July 15, 1999, at a rate of $7.50 per annum per share.  During the fiscal year ended July 31, 2000, the Company paid dividends to holders of record as of July 15, 2000, in the amount of $16,715.  At December 31, 2008, undeclared and unpaid dividends on these shares were $767,168 or $69.43 per preferred share.  These dividends are not accrued as a liability, as no declaration has occurred.  The shares are nonvoting, and are convertible into the Company’s common stock at an exercise price of $3.00 per share.  As of January 15, 2001, the redeemable preferred stock is redeemable at the option of the Company at a redemption price of $100 per share plus accrued and unpaid dividends.

8.

Common Stock

During 2008, the Company issued 408,337 shares of its $.02 par value common stock comprised of the following:

The Company issued 333,337 shares under a private placement for $1.50 per share.  Of the $500,000 received, $227,500 was received through the conversion of outstanding debt and the balance of $272,500 was received in cash.  The Company offset $47,756 of costs relating to the private placement against the proceeds received.  Participants in the private placement also received for each share of common stock purchased, a warrant to purchase one share of the Company’s common stock for $3.50 per share, exercisable on or before April 30, 2011.

The Company issued 75,000 shares to a director for services.  The shares were valued at $1.75, which was the last publicly traded value quoted on the OTCBB at the time the shares were issued.  As a result, compensation expense was immediately recognized amounting to $131,250.

The Company has a guarantor obligation of $3,018,000 related to the purchase of real estate (see Note 11).  The terms of the agreement do not provide for interest to be paid to the holder of this debt and therefore in 2008, the Company recorded interest expense of 5.25% of the obligation and increased Additional Paid in Capital for the amount of interest expense recorded on the obligation.

Common Stock Options and Warrants

The Company does not have Stock Based Incentive, Stock Purchase or Stock Option or Warrant Plans.  During 2008, the Company granted Warrants for the purchase of up to 333,337 shares of the Company’s common stock.  No compensation expense for these Warrants is necessary since they were purchased as part of the 2008 private placement.  During 2007, the Company granted the Warrants for the purchase of up to 250,000 shares of the Company’s common stock.  None of these Warrants have been exercised as of 12/31/08.  In applying the Black-Sholes methodology to the warrant grants the fair value of the Company’s stock-based awards granted was estimated using an expected annual dividend yield of 0%, a risk free interest rate of 4.87%, an expected warrant life of  between 0 and 2.0 years and expected price volatility of  39.02%.  The overall impact on the consolidated statement of operations for stock-based compensation expense for the years ended December 31, 2008 and 2007 was negligible. No options or warrants were outstanding prior to January 1, 2007.

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

Changes in warrants for the years ended December 31, 2008 and 2007 were as follows:

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Term (in Years)	Intrinsic Value
2007:
Beginning balance	0
Granted	250,000	$2.20	3.5	$ 0
Exercised	0
Forfeited/expired	0
Balance at December 31, 2007	250,000	$2.20	3.5	$ 0
Exercisable	150,000	$2.33	3.5	$ 0
2008:
Granted	333,337	$3.50	2.3	$ 0
Exercised	0
Forfeited/expired	0
Outstanding at December 31, 2008	583,337	$2.95	Various	$ 0
Exercisable	483,337	$2.95	Various	$ 0

Weighted average fair value of warrants granted during year				$ 0

The following table summarizes information about compensatory warrants outstanding at December 31, 2008:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.00	200,000	3.5	$ 2.00	100,000	$ 2.00
$3.00	50,000	3.6	3.00	50,000	3.00
$3.50	333,337	2.3	3.50	333,337	3.50
Total:
$2.00-$3.50	583,337	2.8	$ 2.95	483,337	$ 2.95

9.

Income Taxes

The provision for income taxes consists of the following:

	2008	2007
Current	$ 0	$ 0
Deferred
Federal	(165,454)	(312,521)
State	(31,144)	(58,827)
Foreign	-	-
Total Provision (Benefit)	$ (196,598)	$ (371,348)

The components of the Company’s deferred tax assets and liabilities are as follows:

	2008	2007
Deferred Tax Assets
Current:
Accounts Receivable	$ 71,134	$ 0
Accrued Vacation	130,491	0
Net Operating Loss	178,000	642,000
Total Current	379,625	642,000
Non-Current
Note Receivable	385,601	385,601
Goodwill	39,637	49,516
Net Operating Loss Carryforwards	1,863,035	1,424,390
Total Non-Current	2,288,273	1,859,507
Total Deferred Tax Assets	2,667,898	2,501,507
Less: Valuation Allowance	(509,825)	(540,032)
Net Deferred Tax Asset	$ 2,158,073	$ 1,961,475

Deferred Tax Liability
Current:	$ 0	$ 0
Non-Current	0	0
Net Deferred Tax Liability	$ 0	$ 0

Deferred Tax Assets (Liabilities)
Current Portion	$ 379,625	$ 642,000
Non-Current Portion	$ 1,778,448	$ 1,319,475

As of December 31, 2008, the Company had net operating loss carryforwards amounting to $3,723,541 and $1,544,924 for domestic and foreign jurisdictions, respectively, which expire on various dates through 2028.  The Company expects to utilize $178,000 of the loss carryforward for the year ended December 31, 2009, and has therefore classified the deferred tax asset associated with the loss carryforward as a current asset on the Company’s consolidated balance sheet.  The valuation allowance decreased by $30,207 to $509,825 during the period from 2007 to 2008.

Income tax expense differs from amounts computed by applying the statutory Federal rate to pretax income as follows:

	2008	2007
Expected US Income Tax (Benefit) on Consolidated Income before Tax	$ (165,454)	$ (506,078)
Effects of:
Expected State Income Tax (Benefit) on Consolidated Income before Tax	(30,116)	(95,262)
Change in valuation allowance	(30,207)	223,747
Other	29,179	6,245
Effective Tax Provision (Benefit)	$ (196,598)	$ (371,348)

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of this adoption, the Company has evaluated its uncertain tax positions as required by FIN 48 and determined that any required adjustments would not have a material impact on the Company's balance sheet, income statement, or statement of cash flows.

A reconciliation of the unrecognized tax benefits for the years ending December 31, 2008 and 2007 is presented in the table below:

	2008	2007
Beginning Balance	$ 0	$ 0
Additions based on tax positions related to the current year	0	0
Reductions for tax positions of prior years	0	0
Reductions due to expiration of statute of limitations	0	0
Settlements with taxing authorities	0	0
Ending Balance	$ 0	$ 0

Our policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense.  For the year ended December 31, 2008 and 2007, we did not recognize any interest or penalties, nor did we have any interest or penalties accrued as of December 31, 2008 and 2007 relating to unrecognized benefits.

The tax years 2001 through 2008 remain open to examination for federal income tax purposes and by other major taxing jurisdictions to which we are subject.

10.

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

The consolidated financial statements include the following related to international operations (which are predominately in New Zealand and related to Gross Contract agreements):  Revenues of $8,954,324 in 2008 and $9,332,026 in 2007; results from operations of $181,268 in 2008 and ($482,931) in 2007; and fixed assets of $5,855,385 in 2008 and $8,008,070 in 2007.   The consolidated financial statements also include the following related to our operations in Thailand:  Revenues of $725,082 in 2008 and $29,942 in 2007; results from operations of $89,731) in 2008 and $29,942 in 2007; and fixed assets of $9,028 in 2008 and none in 2007.

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

Mocles owns the Podium levels (“Podium”) of the Spencer on Byron Hotel in Auckland, New Zealand.

The purchase price for Mocles was $6,003,558 (NZ$10,367,048), net of imputed interest $945,643 (NZ$1,632,952).  The face value of the purchase price was $6,949,200 (NZ$12,000,000).

The purchase price is to be paid as follows:

Partial assignment of the Company’s receivables from Hanalei Bay International Investors (“HBII”) in the amount of US$3,018,000.  In the event that this amount is not realized from HBII, the Company is obligated to make up the difference by December 24, 2010.

Monthly payments of the greater of NZ$20,000 (US$11,582), or Surplus Profits defined as 50% of net profits calculated in accordance with New Zealand’s Generally Accepted Accounting Principles or International Reporting Standards.

The remaining balance is due December 24, 2010. Further, if the Company is current with its other obligations as set forth herein and has paid not less than $7,183,260 toward the purchase price an additional six month extension is available.

At the time of purchase, Mocles had additional debts, namely:

Bank Mortgage – There is $2,273,502 payable to a bank which is secured by the Podium.  The liability to the bank must be refinanced, paid in full, or renegotiated to the extent that the current guarantors are released from all obligations associated therewith, by December 31, 2009, which was subsequently extended to December 24, 2010.

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

A replacement fund is to be established from 50% of the net profits from the operation of the Podium, until such time as there is NZ$175,000 (US$101,343) regularly available for the replacement of furniture, fixtures and equipment installed in the Podium.  If and to the extent that the balance in the replacement fund would exceed NZ$175,000 (US$101,343), the 50% share of the net profits must be paid towards the purchase price rather than being accumulated.

12.

Settlement Agreement

On June 7, 2007, the Company entered into a Settlement Agreement with the developer of a hotel that was previously leased by the Company between 1999 and 2001.  The Company and the developer had previously entered into a Compromise Agreement in 2001, which called for the Company to make certain payments to the developer, and also to issue 900,000 shares of its restricted common stock to the developer.  In 2001, the Company recorded the issuance of 900,000 shares of common stock to the developer and recorded a note payable for $240,000, representing the balance of the payments due to the developer.  The Settlement Agreement reached in June 2007 voided the Compromise Agreement and therefore as of December 31, 2006, the Company voided the 900,000 shares that were previously issued.  Under the terms of the Settlement Agreement, the Company was also required to pay an additional $260,000, for a total of $500,000 to the developer, in monthly installments commencing in June 2007, with the total amount to be paid on or before January 18, 2008.  In accordance with the terms of the Settlement Agreement, the Company increased the note payable to the developer by $260,000 as of December 31, 2006.  The Company paid the note payable to the developer in full on January 18, 2008.

13.

Subsequent Events

In 2009, the Company discontinued its matching contribution on the Company’s 401k pension plan (see note 5).

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management conducted an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer (who is also the Acting Chief Financial Officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2008.  Our Chief Executive Officer has concluded that all disclosure controls and procedures were effective as of December 31, 2008, in providing reasonable assurance that information required to be disclosed by us in the reports we file under the Exchange Act are recorded, processed, summarized, and reported as specified in the Securities and Exchange Commission’s rules, regulations, and forms.

The design and evaluation of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.  Management has determined that any identified deficiencies, in the aggregate, do not constitute material weaknesses in the design and operation of our internal controls in effect prior to December 31, 2008.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during its fourth fiscal quarter of 2008 that have materially affected, or are reasonably likely to materially affect its internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control system is intended to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements and that we have controls and procedures designed to ensure that the information required to be disclosed by us in our reports that we are required to file under the Exchange Act is accumulated and communicated to our management, including our principal executive and our principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding financial disclosure.

Management’s assessment of the effectiveness of our internal controls is based principally on our financial reporting as of December 31, 2008.  In making our assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Our management, with the participation of our Chief Executive Officer (who is also the Acting Chief Financial Officer), has evaluated the effectiveness of our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, as of December 31, 2008.  Those rules define internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”) and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•

Provide reasonable assurance that the transactions are recorded as necessary to permit the preparation of financial statements in accordance with GAAP, and the receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Based on our assessment and those criteria, management believes that, as of December 31, 2008, the Company’s internal control over financial reporting is effective.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for Smaller Reporting Companies.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.  Our auditors have not advised us of any material weaknesses in our internal controls in connection with auditing our consolidated financial statements for the years ended December 31, 2008, and 2007.

Item 9B. Other Information.

In 2009, the Company discontinued its matching contribution on the Company’s 401k pension plan (see note 5).

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information concerning the directors and executive officers of Castle as of December 31, 2008.   Except as otherwise stated below, the directors will serve until the next annual meeting of stockholders or until their successors are elected or appointed, and the executive officers will serve until their successors are appointed by the Board of Directors.

Name	Age	Position	Position Held Since
Rick Wall	65	Chief Executive Officer, Director and Chairman of the Board	1993
Alan R. Mattson	52	Chief Operating Officer and Director	2004
Jerry Ruthruff	61	Secretary and Director	2004
John Brogan	76	Director	2007
Michael Irish	55	Director	2004
Rick Humphreys	65	Director	2005
Stanley Mukai	76	Director	2004
Motoko Takahashi	64	Director	1993
Roy Tokujo	67	Director	1998
Tony Vericella	56	Director	2004
Robert Wu	43	Director	2007

Director and Officer Backgrounds

Rick Wall. - Mr. Wall was appointed Castle’s Chief Executive Officer and Chairman of the Board in 1993.  Mr. Wall is the founder of Castle, and has served on the board of directors, and the executive committee of the Hawaii Visitors and Convention Bureau.

Alan Mattson – Mr. Mattson possesses over 25 years of executive level hospitality and travel industry experience.  Mr. Mattson was formerly vice president of sales and marketing for Dollar Rent a Car, responsible for all sales and marketing efforts for Hawaii, Asia, and the Pacific.  Prior to that, he was director of marketing for Avis Car Rental, operating out of the Avis worldwide headquarters in New York and responsible for the marketing within the US rental car division.  In addition, Mr. Mattson has seven years of sales and marketing experience with Hilton Hotels Corporation, performing in a variety of senior level sales and marketing positions in Hawaii and the domestic United States.  He joined Castle in September 1999, as senior vice president of sales and marketing and was later promoted to President in July, 2005.  Mr. Mattson was appointed to the position of Chief Operating Officer of the Castle Group, Inc., in June, 2007.

Jerry Ruthruff - Mr. Ruthruff joined Castle in 2003 as general counsel.  He is a graduate of the University of Washington and earned his law degree from Harvard Law School in 1972.  Mr. Ruthruff has been in private practice since 1972, focusing on commercial matters and is a former trustee of the State of Hawaii Employees Retirement System.

John Brogan - Mr. Brogan is a well-respected and recognized leader in the hotel industry, Mr. Brogan’s last position before retirement was President of Starwood Hotels and Resorts - Hawaii.  Previously, he chaired various boards, including Hawaii Visitors & Convention Bureau, Hawaii Hotel Association, American Heart Association-Hawaii, Blood Bank of Hawaii, Waikiki Improvement Association, and Chaminade University.

Rick Humphreys - Mr. Humphreys has almost 40 years of financial expertise.  He started his career with Bank of California, and was formerly president of both First Federal S & L and Hawaiian Trust Company.  He also served as chairman of Bank of America in Hawaii.  Mr. Humphreys is currently the President of Hawaii Receivables Management, LLC.  Additionally, he is a trustee of Pacific Capital Funds, and also a board member of the Bishop Museum, and Cancer Research Center of Hawaii.

Mike Irish - Mr. Irish has been a successful businessman in Hawaii for over 30 years.  Mr. Irish began his career in hotel management, but moved to real estate and business acquisitions during the 1980s.  He became part of the Hawaii food service industry with the purchase of Parks Brand Products in 1985, Halm’s Kim Chee in 1986, and Diamond Head Seafood in 1995, where he continues to serve as CEO.

Stanley Mukai - Mr. Mukai is a partner practicing commercial and tax law in the Hawaii law firm of McCorriston, Miller, Mukai, MacKinnon.  He holds a law degree from the Harvard Law School.  He is a member of the Board of Directors of Waterhouse, Inc., AIG Hawaii, and on the Board of Governors of Iolani School.  Mr. Mukai has also served as Chairman of the Board of Regents of the University of Hawaii and on the Board of Governors of the East-West Center.

Motoko Takahashi - Ms. Takahashi was appointed Secretary of Castle in August of 1994, and as director in March of 1995.  Ms. Takahashi had previously served as director for various Japanese investment companies in the United States.  She also holds the position as Vice President of N.K.C. Hawaii, Inc.  Ms. Takahashi was born in Tokyo, Japan where she completed her education and has resided in the United States for more than thirty years, with the past ten in Hawaii.

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

Tony Vericella - Mr. Vericella is the Managing Director of Island Partners Hawaii, a premier destination management company servicing the meeting and incentive travel needs of corporations and organizations, primarily from North America, Asia/Pacific and Europe.  He has 30 years of extensive leadership experience in all aspects of the travel and tourism industry.  His career in Hawaii began with Hawaiian Airlines and evolved to American Express Travel Related Services, Budget Rent a Car-Asia/Pacific and the Hawaii Visitors and Convention Bureau.

Robert Wu- Mr. Wu currently serves as Executive Vice President for Asian development for Castle Resorts & Hotels a subsidiary of the Castle Group, Inc.  He joined the Company in January 2008 and became an integral part of Castle’s business development in the Asia region.  Mr. Wu serves as the Chief Executive Officer for the Wu Group, a Hawaii based firm that specializes in Asia imports, management of several Hawaii businesses and business consultation services for the Asia-Pacific region.

Significant Employees

None, not applicable.

Family Relationships

There are no family relationships between any Castle officers and directors.

Involvement in Certain Legal Proceedings

During the past five years, no current director, person nominated to become a director, executive officer, promoter or control person of Castle:

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

Compliance with Section 16(a) of the Securities Exchange Act.

Section 16 of the Securities Exchange Act of 1934 requires Castle’s directors and executive officers and persons who own more than 10% of a registered class of Castle’s equity securities to file with the Securities and Exchange Commission initial reports of beneficial ownership (Form 3) and reports of changes in beneficial ownership (Forms 4 and 5) of Castle’s common stock and other equity securities of Castle.  Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish Castle with copies of all Section 16(a) reports they file. Appropriate beneficial ownership forms have been filed with the Securities and Exchange Commission and may be found at (www.sec.gov).

To Castle’s knowledge, as of the date hereof, all directors, officers and holders of more than 10% of Castle’s common stock, have filed all reports required of Section 16(a) of the Securities Exchange Act of 1934.

Code of Ethics

Castle has adopted a Code of Ethics that applies to all of its directors and executive officers serving in any capacity, including our principal executive officer, principal financial officer, and principal accounting officer or controller or persons performing similar functions.  See Part IV, Item 15.

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

Item 11. Executive Compensation.

Executive Compensation

The following table shows for the fiscal years ended December 31, 2007 and 2008 the aggregate annual remuneration of both highly paid persons who are executive officers of Castle:

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation ($) (h)	All Other Compensation ($) (1) (i)	Total Earnings ($) (j)
Rick Wall CEO & Director	12/31/08 12/31/07	$225,249 220,490	0 0	0 0	0 0	0 0	0 0	2,252 1,117	$ 227,501 221,607
Alan Mattson COO & Director	12/31/08 12/31/07	$181,988 198,083	0 0	0 0	0 0	0 0	0 0	1,853 1,740	$183,841 199,823

Both Mr. Wall and Mr. Mattson earn salaries commensurate with their Employment Agreements dated July 1, 2004 and January 1, 2006, respectively.  In addition, both Mr. Wall and Mr. Mattson participate in Castle’s 401(k) benefit plan.

(1) All Other Compensation consists of Company contributions to the Company’s qualified 401(k) plan

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

_______________________________________________________________________

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Vested Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
None	None	None	None	None	None	None	None	None	None

The Company does not have an equity compensation program.  As such no Executive has received any equity or option grants.

Compensation of Directors

DIRECTOR COMPENSATION

Director	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Rick Wall* ^	2,750	0	0	0	0	0	$2,750
Alan Mattson* ^	2,750	0	0	0	0	0	$2,750
John Brogan	2,500	0	0	0	0	0	$2,500
Rick Humphreys	2,250	0	0	0	0	0	$2,250
Michael Irish	1,500	0	0	0	0	0	$1,500
Stanley Mukai	1,500	0	0	0	0	0	$1,500
Jerry Ruthruff	2,500	0	0	0	0	$96,000	$98,500
Motoko Takahashi*	2,000	0	0	0	0	0	$2,000
Roy Tokujo	2,500	0	0	0	0	0	$2,500
Tony Vericella	2,000	0	0	0	0	0	$2,000
Robert Wu*	2,000	131,250	0	0	0	0	$133,250

*Directors who are employees of the Company
^Fees are included as compensation under Item 10 "Summary Compensation Table"

Non-employee Directors are paid $500 for each meeting of the Board which they attend.  Members of the Executive Committee, Compensation Committee and Audit Committee are paid $250 for each meeting of the respective committees which they attend. Castle does not presently have a stock option or similar compensation or incentive plan for members of the Board of Directors

On April 30, 2008, the Company issued 75,000 shares of its common stock valued at $131,250 to Mr. Robert Wu for services rendered to the Company based on the closing price of the common stock on that date.

Item 12 . Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners

The following table sets forth the number of shares of Castle’s common stock beneficially owned as of March 31, 2009 by:  (i) each of the two highest paid persons who were officers and directors of Castle, (ii) all officers and directors of Castle as a Group, and (iii) each shareholder who owned more than 5% of Castle’s common stock, including those shares subject to outstanding options, warrants and other convertible items.  Amounts also reflect shares held both directly and indirectly by the persons named.

Name and Address	Beneficially Owned (1)	Shares % of Class (2)
Rick Wall 3 Waterfront Plaza, Suite 555 500 Ala Moana Boulevard Honolulu, HI 96813	2,719,833 (2)	27.3%
Motoko Takahashi 3 Waterfront Plaza, Suite 555 500 Ala Moana Boulevard Honolulu, HI 96813	1,138,900 (3)	11.5%

Roy Tokujo 1580 Makaloa St. Honolulu, HI 96814	413,334	4.2%
Jerry Ruthruff 700 Richards Street, Apt. 2709, Honolulu, HI 96813	333,334	3.4%
Stanley Mukai 500 Ala Moana Blvd 4th Floor Honolulu, HI 96813	180,334(4)	1.8%
Alan R. Mattson 3 Waterfront Plaza, Suite 555 500 Ala Moana Boulevard Honolulu, HI 96813	102,000	1.0%
Robert Wu P.O Box 11119 Honolulu, HI 96828	93,667	0.9%
Michael Irish 3 Waterfront Plaza, Suite #555 Honolulu, HI 96813	25,000	0.3%
John Brogan 797 Moanila St. Honolulu, HI 96821	33,334	0.3%
Tony Vericella 1909 Ala Wai Blvd #1603 Honolulu, HI 96815	16,667	0.2%
Directors and officers as a group (10 persons)	5,056,403	50.8%

(1)

Except as otherwise noted, Castle believes the persons named in the table have sole voting and investment power with respect to the shares of Castle’s common stock set forth opposite such persons names.  Amounts shown include the shares owned directly by the holder and shares held indirectly by family members of the holder or entities controlled by the holder.

(2)

Includes 310,000 shares owned by HBII Management.

(3)

 Includes 900,000 shares owned by NKC Hawaii.

(4)

 Includes 180,344 shares held by a family foundation and pension plan.

(5)

Determined on the basis of 9,946,392 shares outstanding.

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

Options, Warrants and Rights

In 1999 and 2000, Castle issued 11,105 shares of Castle’s $100 par value redeemable Preferred Stock through a private placement for a gross consideration of $1,105,000.  The stock bears cumulative dividends at the rate of $7.50 per annum for each share of stock.  Upon certain tender offers to acquire substantially all of Castle’s common stock, the holders of the Redeemable Preferred Stock may require that the shares be redeemed at a redemption price of $100 per share plus accrued and unpaid dividends.  The shares are nonvoting and entitle the holder to convert each share of Preferred Stock into 33.33 shares of Castle’s common stock.  Dividends are cumulative from the date of original issue and are payable, semi-annually, when, and if, declared by the board of directors.  At December 31, 2008, undeclared and unpaid dividends on these shares were $767,168 or $63.73 per preferred share.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

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

Castle has recorded a note receivable from Hanalei Bay International Investors (“HBII”) which amounted to $4,269,151 including interest as of December 31, 2008.  In March 2008, HBII and Quintus Resorts, LLC (“Quintus”), the parent company of HBR, entered into a settlement to resolve the litigation by Quintus issuing a twenty percent (19.9%) membership interest in Quintus to HBII or its designee, which included a preferred return as to the first $6.2 million of future distributions of available cash flow.

For at least the next two or three years, Quintus will be required to use all of its available cash flow to pay down the substantial indebtedness it incurred in purchasing the resort.  Based on Quintus’s financial projection, HBII’s management believes that it is likely to receive in excess of $6,000,000 from its ownership interest in Quintus and that it will utilize these funds to pay its indebtedness to Castle.  In that the distributions from HBII will likely not be realized for a number of years and are subject to uncertainty and risks over which Castle has no control, there can be no assurance that Castle will receive any distributions from HBII’s ownership interest in Quintus within the next ten years, if at all.  As required by Generally Accepted Accounting Principles (“GAAP”) the Company has established a reserve of $4,269,141 for uncollectible notes relating to this transaction.

In October 2008, the Company secured a line of credit with a local bank for up to $250,000.  The line is secured by the personal guaranty of the Company’s Chairman and CEO, and a general security interest in the Company’s assets.  In April, 2008, the Company raised additional capital from the completion of a Unit offering which resulted in the issuance of  333,334 Units at a price of $1.50 per Unit.  Each unit consists of one a of the Company’s common stock and a warrant to purchase an additional share of the Company’s common stock at a price of $3.50 for a period of three years, subject to certain restrictions.  Through this financing the Company raised a net amount of $224,744 for use as working capital and converted $227,500 in outstanding debt and short term obligations.  Directors and Officers of the Company purchased a total of 260,003 Units in this offering.

Loan Fees

In 2006, the Company secured $600,000 in financing from a bank, which was subsequently replaced by a loan and line of credit from another bank (see note 6 to the financial statements).  The CEO of the Company acted as guarantor for these loans.  As consideration for the guaranty, the Company pays a quarterly guaranty fee of 2% of the amount of the credit facility utilized per annum to the CEO of the Company.  During 2008 and 2007, the Company paid $4,499 and $8,156 in guaranty fees to the Company’s CEO.

Related Party Loans

During 2002, the Company’s CEO advanced $117,316 to the Company for general working capital.  The note bears interest at 10% and is due on or before January 1, 2010.

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

In December of 2007, the Chairman and CEO of the Company advanced $75,000 to the Company to capitalize the Company’s Thailand subsidiary, and in April 2008, the advance was converted to common stock and warrants as part of the Company’s Private Placement of Units.

Through December 2008, the Company has accrued but not paid the Chairman and CEO a total of $103,840 for expenses incurred on behalf of the Company.

Through December 2008, the Company has accrued but not paid Mr. Jerry Ruthruff a total of $86,400 for professional fees earned during 2008.

Except for the transactions with HBII, the issuance of stock and warrants described above, the financing guarantee arrangement, the related party loans and unpaid fees, and the employment agreements with Rick Wall and Alan Mattson, there were no transactions, proposed transactions or outstanding transactions to which Castle or any of its subsidiaries was or is to be a party, in which the amount involved exceeds $50,000 and in which any director or executive officer, or any shareholder who is known to Castle to own of record or beneficially more than 10% of Castle’s common stock, or any member of the immediate family of any of the foregoing persons, had a direct or indirect material interest.

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

Item 14. Principal Accountant Fees and Services.

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2008 and 2007:

Fee Category	2008	2007
Audit Fees	$ 156,828	$ 148,915
Audit-related Fees	0	0
Tax Fees	3,792	4,715
All Other Fees	4,741	0
Total Fees	$ 165,361	$ 153,630

AUDIT FEES

The aggregate fees billed by Castle’s auditors for professional services rendered in connection with the audit of Castle’s annual consolidated financial statements and reviews of the interim consolidated financial statements for 2008 and 2007 were $156,828 and $148,915, respectively.

AUDIT-RELATED FEES

The aggregate fees billed by Castle’s auditors for any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of Castle’s financial statements and are not reported under “Audit Fees” above for 2008 and 2007 were $0 for all years.

TAX FEES

The aggregate fees billed by Castle’s auditors for professional services for tax compliance, tax advice, and tax planning for 2008 and 2007 were $3,792 and $4,715, respectively.

ALL OTHER FEES

The aggregate fees billed by Castle’s auditors for all other non-audit services rendered to Castle, such as attending meetings and other miscellaneous financial consulting, for 2008 and 2007 were $4,741 and $0, respectively.

PART IV.

Item 15. Exhibits and Financial Statement Schedules.

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

* Referenced as filed as exhibits to Form 10-KSB Annuak Report for the year ended December 31, 2006, on September 19, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CASTLE GROUP, INC.

March 31, 2009

By  /s/ Rick Wall

Rick Wall, Chief Executive Officer

and Chairman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Rick Wall	Date:	3/31/09
Rick Wall
Chief Executive Officer and
Chairman of the Board

/s/ Alan R. Mattson	Date:	3/31/09	/s/ Jerry Ruthruff	Date	3/31/09
Alan R. Mattson			Jerry Ruthruff
Director and President Castle Resorts and Hotels, Inc.			Secretary and Director

/s/ John Brogan	Date:	3/31/09	/s/ Mike Irish	Date	3/31/09
John Brogan			Mike Irish
Director			Director

/s/ Rick Humphreys	Date:	3/31/09	/s/ Stanley Mukai	Date	3/31/09
Rick Humphreys			Stanley Mukai
Director			Director

/s/ Motoko Takahashi	Date:	3/31/09	/s/ Roy Tokujo	Date	3/31/09
Motoko Takahashi			Roy Tokujo
Director			Director

/s/ Tony Vericella	Date:	3/31/09	/s/ Robert Wu	Date	3/31/09
Tony Vericella			Robert Wu
Director			Director