Form 10-Q
period 2009-03-31
CASTLE GROUP INC
filed 2009-05-15
CIK 918543

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

______________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

(Registrant’s Telephone Number)

N/A

(Former name, former address and former fiscal year,

if changed since last report)

Indicate by check mark whether the Registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the ”Exchange Act”) during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer [  ]      Accelerated filer [  ]       Non-accelerated filer [  ]      Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check whether the Registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date: April 30, 2009 - 9,946,392 shares of common stock.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

THE CASTLE GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2009 (UNAUDITED) & DECEMBER 31, 2008

ASSETS
	March 31,	December 31,
	2009	2008
Current Assets	(Unaudited)
Cash and cash equivalents	$ 261,522	$ 344,677
Accounts receivable, net of allowance for bad debts	2,147,637	2,169,325
Deferred tax asset	309,000	379,625
Prepaid and other current assets	210,714	426,843
Total Current Assets	2,928,873	3,320,470
Property plant & equipment, net	5,695,546	5,894,698
Goodwill	54,726	54,726
Deposits	27,231	26,837
Restricted cash	191,159	215,428
Deferred tax asset	1,767,497	1,778,448

TOTAL ASSETS	$ 10,665,032	$ 11,290,607

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$ 2,964,431	$ 3,101,731
Payable to related parties	124,048	190,240
Deposits payable	322,283	345,170
Current portion of long term debt	526,936	464,082
Current portion of long term debt to related parties	164,614	16,440
Accrued salaries and wages	813,072	913,799
Accrued taxes	103,343	132,714
Accrued interest	9,848	47,947
Other current liabilities	55,209	17,222
Total Current Liabilities	5,083,784	5,229,345
Non Current Liabilities
Long term debt, net of current portion	3,797,873	3,924,532
Deposits payable	191,159	215,428
Notes payable to related parties	-	157,420
Other long term obligations, net	2,368,348	2,433,050
Total Non Current Liabilities	6,357,380	6,730,430
Total Liabilities	11,441,164	11,959,775
Stockholders' Equity (Deficit)
Preferred stock, $100 par value, 50,000 shares authorized, 11,050	1,105,000	1,105,000
shares issued and outstanding in 2009 and 2008, respectively
Common stock, $.02 par value, 20,000,000 shares authorized, 9,946,392 shares issued and outstanding in 2009 and 2008.	198,928	198,929

Additional paid in capital	4,100,700	4,100,700
Retained deficit	(5,372,582)	(5,324,959)
Accumulated other comprehensive income (loss)	(808,178)	(748,838)
Total Stockholders' Equity (Deficit)	(776,132)	(669,168)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 10,665,032	$ 11,290,607

The accompanying notes are an integral part of these unaudited consolidated financial statements

THE CASTLE GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31, 2009 & 2008

	03/31/2009	03/31/2008
Revenues
Revenue attributed from properties	$ 3,313,233	$ 5,170,184
Management & Service	688,964	811,265
Other Income	19,753	24,733
Total Revenues	4,021,950	6,006,182

Operating Expenses
Attributed property expenses	3,294,218	4,635,935
Payroll and office expenses	519,932	663,151
Administrative and general	149,708	377,893
Depreciation	41,211	56,290
Total Operating Expense	4,005,069	5,733,269
Operating Income	16,881	272,913
Foreign Exchange Gain	64,702	-
Interest Income	-	2,567
Interest Expense	(47,630)	(108,513)
Income before taxes	33,953	166,967
Income tax	(81,576)	(67,309)
Net Income (Loss)	$ (47,623)	$ 99,658

Other Comprehensive Income
Foreign currency translation adjustment	$ (59,340)	$ 149,394
Total Comprehensive Income (Loss)	$ (106,963)	$ 249,052

Earnings (Loss) Per Share
Basic	$ (0.00)	$ 0.01
Diluted	$ (0.00)	$ 0.01
Weighted Average Shares
Basic	9,946,392	9,538,055
Diluted	9,946,392	10,156,388

The accompanying notes are an integral part of these unaudited consolidated financial statements

THE CASTLE GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2009 & 2008

	2009	2008
Cash Flows from Operating Activities
Net income (loss)	$ (47,623)	$ 99,658
Depreciation	41,211	56,290
Amortization of discount	29,722	64,942
Foreign exchange gain on guarantor obligation	(64,702)	-

(Increase) decrease in
Accounts receivable	(241,640)	(209,494)
Other current assets	205,504	174,095
Deposits and other assets	(458)	(4,676)
Restricted cash	17,608	(63,283)
Deferred taxes	81,576	67,309
Increase (decrease) in
Accounts payable and accrued expenses	(75,924)	3,287
Net Cash From Operating Activities	(54,726)	188,128

Cash Flows from Investing Activities
Purchase of assets	0	(20,840)
Net Cash from Investing Activities	0	(20,840)

Cash Flows from Financing Activities
Proceeds from notes	25,000	145,000
Payments on notes	(45,128)	(246,312)
Net Cash from Financing Activities	(20,128)	(101,312)

Effect of exchange rate on changes in cash	(8,301)	(3,932)

Net Change in Cash	(83,155)	62,044
Beginning Balance	344,677	494,089
Ending Balance	$ 261,522	$ 556,133

Supplementary Information
Cash Paid for Interest	$ (14,795)	$ (35,935)
Cash Paid for Income Taxes	$ -	$ -
The accompanying notes are an integral part of these unaudited consolidated financial statements

Notes to Condensed Consolidated Financial Statements:

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

Note 1  Basis of Presentation

The accompanying consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  In the opinion of management, the accompanying interim financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation.  The results of operations for the three-month period ended March 31, 2009, are not necessarily indicative of the results for a full-year period.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in Castle’s annual audited financial statements for the year ended December 31, 2008.

Income Recognition

The Company recognizes income from the management of resort properties according to terms of its various management contracts.

The Company has two basic types of agreements.  Under a “Gross Contract” the Company records income which is based on a percentage of the gross rental proceeds received from the rental of hotel or condominium units. Under a “Gross Contract” the Company pays a portion of the gross rental proceeds to the owner of the rental unit.  The Company only records the difference between the gross rental proceeds and the amount paid to the owner of the rental unit as “Revenue Attributed from Properties.”  The portion of the revenues that represent the unit owners’ percentages are not recorded by the Company as income or expenses.  Under a Gross Contract, the Company is responsible for all of the operating expenses for the hotel or condominium unit.  Under a “Net Contract”, the Company receives a management fee that is based on a percentage of the gross rental proceeds received from the rental of hotel or condominium units.  Under the Net Contract, the owner of the hotel or condominium unit is responsible for all of the operating expenses of the rental program covering the owner’s unit.  Under a Net Contract, the Company also typically receives an incentive management fee, which is based on the net operating profit of the covered property.  Revenues received under the net contract are recorded as Management and Service Revenue. Under both types of agreements, revenues are recognized after services have been rendered.  A liability is recognized for any deposits received for which services have not yet been rendered.

Note 2 New Accounting Pronouncements

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” The FSP amends SFAS No. 107, "Disclosures about Fair Value of Financial Instruments" and Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting,” to require disclosures about the fair value of financial instruments during interim reporting periods. The FSP is effective for interim and annual periods ending after June 15, 2009, which is June 30, 2009 for the Company. The Company will include any required disclosures in the Company’s Quarterly Report on Form 10-Q for the interim period ending June 30, 2009.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” The FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The FSP is effective for interim and annual periods ending after June 15, 2009, which is June 30, 2009 for the Company. The FSP is not anticipated to have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” The FSP provides additional guidance for estimating fair value when the market activity for an asset or liability has declined significantly. The FSP is effective for interim and annual periods ending after June 15, 2009, which is June 30, 2009 for the Company. The FSP is not anticipated to have a material impact on the Company’s consolidated financial statements.

Note 3 Foreign Currency Transaction Gain / Loss

As part of the Company’s purchase of real estate in New Zealand, the Company has guaranteed an amount of up to $3,018,000 to the seller of the real estate and the Company recorded this guaranty as “Other Long Term Obligations” on its balance sheet.  The loan issued upon the purchase of the New Zealand real estate is payable in New Zealand dollars.  Due to the devaluation of the New Zealand dollar against the US dollar, this amount has been reduced to $2,368,348, with the difference of $64,702 recorded as a foreign exchange gain for the quarter ended March 31, 2009.

Note 4 Income Taxes

Income tax expense reflects the expense or benefit only on the Company’s domestic taxable income. Income tax expense and benefit from the Company’s foreign operations are not recognized as they have been fully reserved.

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

In January 2009, Castle began managing the Lotus at Diamond Head. a peaceful retreat uniquely located along the exclusive “Gold Coast” just south of Waikiki Beach.  Each and every guest room offers remarkable views of majestic Diamond Head while glances of the ocean can be enjoyed from its premium rooms, The Lotus at Diamond Head is a fusion of Asian inspired décor and warm Hawaiian hospitality. In April 2009 , Castle began managing the Waikiki Grand Hotel in Honolulu.  The Waikiki Grand offers a selection of moderately priced, non-smoking hotel rooms, some with kitchenettes.  It is located in a great location just steps from the sands of Waikiki Beach, across from Honolulu Zoo and near the Waikiki Aquarium.

Marketing Strategy

Most of our marketing efforts are focused towards acquiring and retaining guests for the properties we manage. Castle does not own any hotels or resorts; however, it has made an investment in the property that it manages in New Zealand.  Marketing is done through a variety of distribution channels including direct Internet sales, wholesalers, online and traditional travel agencies, and group tour operators.  Unlike many other hotel and resort operators, we do not market the properties we manage under the Castle brand.  Instead of emphasizing the “Flag” or chain name, Castle’s strategy is to promote the name and reputation of the individual properties under management. We believe that this allows the consumer to better choose the specific type of vacation experience desired based upon the specific attributes of the property selected.

Our website (www.CastleResorts.com) offers state-of-the-art functionalities, user-friendly navigation, interactive features and rich content, while offering attractive rates and a travel booking engine that supports a dynamic pricing model which maximizes revenues for all of our properties under management.  We intend to continue to invest in optimizing our on-line presence directed specifically towards our own website, since revenue derived through our own branded website yields a higher margin utilizing retail rates.

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

Diversity

Castle has a diverse portfolio of properties located in desired island resort destinations throughout the Pacific Region and beyond.  We represent hotels, resort condominiums, luxury villas and lodging accommodations throughout Hawaii, as well as in Micronesia, New Zealand and Thailand.

In Hawaii, Castle is the only lodging chain that represents properties on all of the five major Hawaiian Islands of Oahu (Waikiki) , Maui, Kauai, Molokai and Hawaii, (Big Island).  This allows customers the option to island-hop, and provides Castle cross-selling opportunities.  Our Honolulu headquarters serves as the epicenter for international operations in Saipan, Guam, New Zealand and in Thailand.  Our diverse destinations offer customers the opportunity to discover new experiences and varying cultures.

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

Brand Strategy

Each property Castle manages is individually branded in order to extract maximum value from its strengths.  The Castle brand stays in the background and our focus is on marketing the uniqueness of each property, while satisfying the needs and expectations of our owners.  Each property we manage maintains its own brand identity and personality, while utilizing the Castle advantage of our powerful marketing resources, channel distribution, resort management expertise, industry partnerships, and networks.

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

We also do not flag our properties with the Castle name.  The advantages of doing so are several.  There is a high demand for the independent smaller boutique hotels and condominiums, as travelers favor a more individualized and unique travel experience.  This ongoing trend towards smaller, independent hotels, as opposed to the familiar mid-range chains, is not only occurring in Hawaii, but seen throughout the world tourism marketplace.  This increased demand is fueled by the following traveler’s expectations:

•

Travelers seek personalized recognition, attention, and service.

•

Guests desire hotel and condominium accommodations that impart a sense of place and provides a unique guest experience.

•

Customers demand quality and personalized service, which creates high retention and repeat customers.

Marketing Programs and Promotions

Castle has implemented numerous marketing programs and promotions directed towards both the consumer and trade markets to generate incremental revenue and market loyalty for the individual properties.  We have developed a wide range of programs designed specifically to reflect the unique attributes of each of our resort properties, while providing various incentives.  At any given time, we may have a number of ongoing marketing programs and promotions in place, some of which are seasonal to drive incremental room night revenues during valley or shoulder periods and some of which are ongoing throughout the year.

Growth Strategy

The majority of the properties presently managed by Castle are located within the state of Hawaii.  Significant opportunities for Castle to obtain additional contracts within the State of Hawaii are also available to us due to a myriad of factors that include sales of properties, foreclosures, underperformance, and dissatisfaction with the current management of our competitors.  In addition, Castle manages properties in New Zealand, Guam, Micronesia, and Thailand.  We believe that there are significant opportunities to expand Castle’s operations both in the markets it currently serves, as well as other Pacific Basin and Asian vacation destinations.

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

Revenues

Total Revenues decreased by 33% to $4,021,950 for the three months ended March 31, 2009, from $6,006,182 in the comparable period in 2008.  The decrease reflects decreases in revenue from both domestic and international operations in the first quarter of 2009 due to the combined overall trends of 1) a decreasing number of travelers to Hawaii as compared to previous years during the same period 2) decreasing room rates in the markets in which our properties are located and 3) a devaluation of the New Zealand dollar relative to the US Dollar in 2009 as compared to 2008.  These trends have been brought about by weakening general economic conditions and consumer confidence and a substantial reduction in the number of airline seats provided by the airlines to Hawaii from the Mainland and Asia.

Revenues Attributed from Properties decreased by approximately 36% or $1,856,951 for the first quarter of 2009 to $3,313,233 as compared to $5,170,184 for the comparable period of 2008.  The decrease for the quarter is attributed to the weakening of the Hawaii tourism market due to the airline closures and weakened overall economic conditions as mentioned above as well as  a devaluation of the New Zealand dollar relative to the US Dollar  of approximately 32% in 2009 as compared to 2008.   Management and Service Revenues decreased by 15% during the first quarter to $688,694 in 2009 from $811,265 in 2008.  This decrease is primarily due to lower occupancies and daily rates leading to decreased revenues at the properties we manage under net contracts.

Guaranty

As part of the Company’s purchase of real estate in New Zealand, the Company has guaranteed an amount of up to $3,018,000 to the seller of the real estate and the Company recorded this guaranty as “Other Long Term Obligations” on its balance sheet.  The loan issued upon the purchase of the New Zealand real estate is payable in New Zealand dollars.  Due to the devaluation of the New Zealand dollar against the US dollar, this amount has been reduced to $2,368,348, with the difference of $64,702 recorded as a foreign exchange gain for the quarter ended March 31, 2009.

Expenses

Property Expenses are those expenses related to the management of the resort and condominium properties which are operated on a Gross Revenue contract basis.  Property expenses decreased by $1,341,717 or 29% to $3,294,218   for the three months ended March 31, 2009, from $4,635,935 in the three months ending March 31, 2008.  These expense decreases are in line with the revenue decreases and reflect significant cost savings measures through staffing adjustments and other initiatives to match operational expenditures with the lower occupancies and resulting revenues at the properties we manage. In addition, the expenses related to our operations in New Zealand decreased as a result of the devaluation of the New Zealand Dollar as compared to the US Dollar in 2009 as compared to 2008.

Comparing the first quarter of 2009 and 2008, payroll and office expenses decreased by $143,219 or 22% to $519,932 from $663,151 as Castle adjusted the number of operational and corporate staff positions to the new levels of revenue and activity.

Administrative and general expenses were cut by 60% or $228,185 during the first quarter of 2009 to $149,708 as compared to $377,893 in the first quarter of 2008.  This decrease is primarily a result of cost savings measures and a reduction in the use of outside services and consultants.

EBITDA (Earnings before Interest, Depreciation, Taxes and Amortization) reflects the Company’s earnings without the effect of depreciation, interest income or expense or taxes.  Castle’s management believes that in many ways it is a good alternative indicator of the Company’s financial performance.  It removes the effects of non-cash depreciation and amortization of assets, as well as the fluctuations of interest costs based on the Company’s borrowing history and increases and decreases in tax expense brought about by changes in the provision for future tax effects rather than current income.  A comparison of EBITDA and Net Income is shown below.  EBIDTA totaled $58,092 for the three months ended March 31, 2009, as compared to $329,203 in the year earlier period.

This change is primarily a result of the decreases in Total Revenue which was partially but not completely offset by decreases in Expenses.

Comparison of Net Income to EBITDA:
	For the Three Months Ended March 31,
	2009	2008

Net Income (Loss)	$(47,623)	$ 99,658

Add Back:
Income Taxes	81,576	67,309
Net interest expense	47,630	105,946
Depreciation	41,211	56,290
Subtract:
Foreign Exchange Gain	(64,702)
EBITDA-	$ 58,092	$ 329,203

Depreciation

Castle’s business does not require a great deal of capital expenditure for equipment or fixed assets.  As a result, depreciation expense was $41,211 for the three months ended March 31, 2009, as compared to $56,290 for the same period last year.

Interest  Expense

Interest Expense of $47,630 for the three months ended March 31, 2009, as compared to $108,513 for the same period last year, reflects a decrease in the discount recognized for the assignment of a Note Receivable used as part of the Purchase of real estate.

Net Income (Loss)

Net loss for the three months ending March 31, 2009, totaled ($47,623)  as compared to net income of $99,658 in the year earlier period.

Foreign Currency Translation Adjustment

For consolidated entities whose functional currency is not the U.S. dollar, Castle translates their financial statements into U.S. dollars.  Assets and liabilities are translated at the exchange rate currently in effect as of the financial statement date, and results of operations are translated using the weighted average exchange rate for the period.

Translation adjustments from foreign exchange are included as a separate component of stockholders’ equity. Changes in the carrying value of the assets and liabilities of the consolidated entities outside of the United States due to foreign exchange changes are reflected as Foreign Currency Adjustments.  Foreign Currency Translation adjustments totaled ($59,340) for the three months ended March, 31, 2009, compared to $149,394 in the year earlier period.

Total Comprehensive Income

Total Comprehensive Income (Loss) for the three months ended March 31, 2009, totaled ($106,963) as compared to $249,052 in the year earlier period.  This is primarily a result of the changes in Revenue and Property and Operating Expenses noted above and the changes in Income Tax expense and Foreign Currency Translation adjustments also noted above.

Liquidity

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

We experienced a small net loss in the first quarter of fiscal 2009 of $47,623, and our Total Current Assets declined from $3.3 million at the end of 2008, to $2.9 million at March 31, 2009.  We have established a trend of Operating Profitability in recent months as we reported an Operating Profit in both the fourth quarter of 2008 and the first quarter of 2009.  We anticipate a continuation of current occupancy and rate trends and levels for the properties currently under contract for the remainder of 2009.  During the first quarter of 2009, we expanded the number of properties under management and plan to continue to do so through the remainder of 2009, which will increase the overall revenue stream in 2009.  The specific impact of these additions on revenue depends on the timing of when new properties are added during the year.  More importantly, in the latter half of 2008 and first quarter of 2009, we implemented a number of cost saving and efficiency programs that began to improve our profitability and cash flows. We project that we will significantly improve the overall profitability, cash flows, and working capital liquidity through 2009 as compared to 2008.  This view is based on the following assumptions:

•

A continuation of weak global macroeconomic trends in consumer spending and especially travel spending by consumers, and the resulting visitation trends to Hawaii and New Zealand.

•

Continued impact on occupancy levels and average daily rates at the properties we manage as compared to recent years.

•

A continuation of the cost savings and efficiency measures put into place in late 2008 and early 2009. This will provide the basis for improved operating trends throughout 2009.

•

Expansion of the number of properties under management, with emphasis on Hawaii and New Zealand.

•

We recorded an operating profit for the first quarter of 2009 and the fourth quarter of 2008.

Our plans to manage our liquidity position in fiscal 2009 include:

•

Maintaining an intense focus on controlling expenses; while maintaining strong relationships with our owners and travel wholesalers and partners to ensure continuity and good communication.

•

Improving our accounts receivable collection rates which will have a positive impact on working capital and liquidity.

•

Accessing additional sources of debt or equity financing at competitive rates..

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

Not applicable.

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

Based on that evaluation, our chief executive officer (and acting chief financial officer)  concluded that, as of March 31, 2009, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer (and acting chief financial officer), as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

Our management, with the participation of the chief executive officer (and acting chief financial officer), has concluded there were no significant changes in our internal controls over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not required to be enumerated by smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the quarterly period ended March 31, 2009

Use of Proceeds of Registered Securities

No proceeds were received from the sale of registered securities during the quarterly period ended March 31, 2009.

Purchases of Equity Securities by Us and Affiliated Purchasers

None; not applicable.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

None; not applicable.

Item 5. Other Information.

(a)

Subsequent Events

On May 9, 2009, we began the resort rental management of 4 new properties in Hawaii: the Molokai Shores on Molokai, and the Pali Ke Kua, Puu Poa and Hale Moi Cottages in Princeville, Kauai.

Item 6. Exhibits

(a) Exhibits and index of exhibits.

31.1   302 Certification of Rick Wall, Chief Executive Officer

32    Section 906 Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CASTLE GROUP, INC.

Date:	5/15/09	By:	/s/Rick Wall
Rick Wall
Chief Executive Officer and Chairman of the Board of Directors and Acting CFO