Form 10-Q
period 2009-06-30
CASTLE GROUP INC
filed 2009-08-14
CIK 918543

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

______________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date: July 30, 2009 - 9,946,392 shares of common stock.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

THE CASTLE GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2009 & DECEMBER 31, 2008
"Unaudited"

ASSETS
	June 30,	December 31,
	2009	2008
Current Assets	(Unaudited)
Cash and cash equivalents	$ 244,880	$ 344,677
Accounts receivable, net of allowance for bad debts	1,748,560	2,169,325
Deferred tax asset	209,000	379,625
Prepaids and other current assets	435,366	426,843
Total Current Assets	2,637,806	3,320,470
Property plant & equipment, net	6,542,160	5,894,698
Goodwill	54,726	54,726
Deposits	26,862	26,837
Restricted cash	260,029	215,428
Deferred tax asset	2,007,760	1,778,448

TOTAL ASSETS	$ 11,529,343	$ 11,290,607

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 2,827,771	$ 3,101,731
Payable to related parties	111,271	227,791
Deposits payable - current	380,643	345,170
Current portion of long term debt	694,523	464,082
Current portion of long term debt to related parties	43,229	16,440
Accrued salaries and wages	782,642	913,799
Accrued taxes	30,617	132,714
Accrued interest	10,028	10,396
Other current liabilities	131,444	17,222
Total Current Liabilities	5,012,168	5,229,345
Non Current Liabilities
Long term debt, net of current portion	4,321,212	3,924,532
Deposits payable, net of current portion	260,029	215,428
Notes payable to related parties	117,316	157,420
Other long term obligations, net	2,719,167	2,433,050
Total Non Current Liabilities	7,417,724	6,730,430
Total Liabilities	12,429,892	11,959,775
Stockholders' Equity
Preferred stock, $100 par value, 50,000 shares authorized, 11,050	1,105,000	1,105,000
shares issued and outstanding in 2009 and 2008, respectively
Common stock, $.02 par value, 20,000,000 shares authorized, 9,946,392 shares issued and outstanding in 2009 and 2008, respectively	198,929	198,929

Additional paid in capital	4,100,700	4,100,700
Retained deficit	(5,834,833)	(5,324,959)
Accumulated other comprehensive income (loss)	(470,345)	(748,838)
Total Stockholders' Equity (Deficit)	(900,549)	(669,168)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 11,529,343	$ 11,290,607
The accompanying notes are an integral part of these consolidated financial statements

THE CASTLE GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
THREE & SIX MONTHS ENDED JUNE 30, 2009 & 2008
"Unaudited"

	Quarter End	Quarter End	Year to Date	Year to Date
	06/30/2009	06/30/2008	06/30/2009	06/30/2008
Revenues
Revenue attributed from properties	$ 2,863,720	$ 4,005,619	$ 6,176,953	$ 9,175,803
Management & Service	701,798	593,228	1,390,763	1,404,493
Other Income	240	23,522	19,993	48,255
Total Revenues	3,565,758	4,622,369	7,587,709	10,628,551

Operating Expenses
Attributed property expenses	3,108,667	4,280,221	6,402,885	8,916,156
Payroll and office expenses	528,613	707,264	1,048,545	1,370,415
Administrative and general	74,347	400,683	224,056	778,576
Depreciation	50,748	55,637	91,959	111,927
Total Operating Expense	3,762,375	5,443,805	7,767,445	11,177,074
Operating Income (Loss)	(196,617)	(821,436)	(179,736)	(548,523)
Foreign Exchange Gain (Loss)	(350,819)	-	(286,117)	-
Interest Income	-	-	-	2,567
Interest Expense	(55,079)	(94,229)	(102,709)	(202,742)
Loss before taxes	(602,515)	(915,665)	(568,562)	(748,698)
Income tax benefit	140,263	369,783	58,687	302,474
Net Loss	$ (462,252)	$ (545,882)	$ (509,875)	$ (446,224)

Other Comprehensive Income
Foreign currency translation adjustment	$ 337,833	$ (141,335)	$ 278,493	$ 8,059
Total Comprehensive Income (Loss)	$ (124,419)	$ (687,217)	$ (231,382)	$ (438,165)

Earnings (Loss) Per Share
Basic	$ (0.05)	$ (0.06)	$ (0.05)	$ (0.05)
Diluted	$ (0.05)	$ (0.06)	$ (0.05)	$ (0.05)
Weighted Average Shares
Basic	9,946,392	9,663,697	9,946,392	9,600,876
Diluted	9,946,392	9,663,697	9,946,392	9,600,876

The accompanying notes are an integral part of these consolidated financial statements.

THE CASTLE GROUP INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS SIX MONTHS ENDED JUNE 30, 2009 & 2008 "Unaudited"

	Year to Date	Year to Date
	06/30/2009	06/30/2008
Cash Flows from Operating Activities
Net income (loss)	$ (509,875)	$ (446,224)
Depreciation	91,107	111,927
Amortization of discount	62,388	129,106
Foreign exchange loss on guarantor obligation	286,117	-
Stock issued for compensation	-	131,250
(Increase) decrease in
Accounts receivable	(214,495)	568,614
Other current assets	(113,859)	(189,729)
Deposits and other assets	-	(2,542)
Restricted cash	(16,964)	(20,483)
Deferred taxes	(58,687)	(302,474)
Increase (decrease) in
Accounts payable and accrued expenses	297,062	267,880
Net Cash From Operating Activities	(177,206)	247,325

Cash Flows from Investing Activities
Purchase of assets	(54,038)	(37,130)
Net Cash from Investing Activities	(54,038)	(37,130)

Cash Flows from Financing Activities
Proceeds from notes	300,000	224,744
Payments on notes	(173,690)	(357,987)
Net Cash from Financing Activities	126,310	(133,243)

Effect of exchange rate on changes in cash	5,137	(14,409)

Net Change in Cash	(99,797)	62,543
Beginning Balance	344,677	494,089
Ending Balance	$ 244,880	$ 556,632

Supplementary Information
Cash Paid for Interest	$ (34,095)	$ (79,757)
Cash Paid for Income Taxes	$ -	$ -

Significant Non-cash Transactions
Conversion of Debt to Stock	$ -	$ (227,500)
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

Note 1  Basis of Presentation

The accompanying consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  In the opinion of management, the accompanying interim financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation.  The results of operations for the three and six month periods ended June 30, 2009, are not necessarily indicative of the results for a full-year period.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in Castle’s annual audited financial statements for the year ended December 31, 2008.

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

Note 2 New Accounting Pronouncements

Statement of Financial Accounting Standards No. 165, Subsequent Events (“SFAS 165”) establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 incorporates into GAAP certain guidance that previously existed under generally accepted auditing standards, which require the disclosure of the date through which subsequent events have been evaluated and whether that date is the date on which the financial statements were issued or the date on which the financial statements were available to be issued. We adopted SFAS 165 in the second quarter of 2009. We evaluated subsequent events through August 14, 2009, which is the date the financial statements were issued. The adoption of SFAS 165 did not have an impact on our financial statements.

On June 12, 2009, the FASB issued Statement No. 167, Amendments to FASB Interpretation No. 46(R) ("SFAS No. 167"). SFAS No. 167 modifies the existing quantitative guidance used in determining the primary beneficiary of a variable interest entity ("VIE") by requiring entities to qualitatively assess whether an enterprise is a primary beneficiary, based on whether the entity has (i) power over the significant activities of the VIE, and (ii) an obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE. SFAS No. 167 becomes effective for all new and existing VIEs on January 1, 2010. The adoption of SFAS No. 167 is not expected to have a material effect on our consolidated financial statements.

On June 29, 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—A Replacement of FASB Statement No. 162 ("SFAS No. 168"). SFAS No. 168 establishes the FASB Accounting Standards Codification (the "Codification") as the primary source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 and the Codification become effective on September 30, 2009. When effective, the Codification will supersede all existing non-SEC accounting and reporting standards and the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the basis for conclusions on the change(s) in the Codification. The adoption of SFAS No. 168 and the Codification on September 30, 2009 will not have a material effect on our consolidated financial statements.

Note 3 Foreign Currency Transaction Gain / Loss

As part of the Company’s purchase of real estate in New Zealand, the Company has guaranteed an amount of up to NZD $4,201,433 to the seller of the real estate and the Company recorded this guaranty as “Other Long Term Obligations” on its balance sheet.  The loan issued upon the purchase of the New Zealand real estate is payable in New Zealand dollars.  Due to the increased valuation of the New Zealand dollar against the US dollar during the quarter, this amount has increased to US$2,719,167 with the difference of US$350,819 recorded as a foreign exchange loss for the quarter ended June 30, 2009.

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

In April 2009 we began management of the Waikiki Grand Hotel in Honolulu.  The Waikiki Grand Hotel boasts one of the best locations in Waikiki, located just steps away from the broadest and sandiest beach in the area. In May 2009, we began managing the resort rental program of the Molokai Shores on Molokai, and various units in the Pali Ke Kua, Puu Poa nid Hale Moi Cottages in Princeville,Kauai.

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

•   Guests desire hotel and condominium accommodations that impart a sense of place and provide a            unique guest experience.

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

Revenues

Total Revenues decreased by 23% to $3,565,758 and 29% to 7,587,709 for the three and six months ended June 30, 2009 compared to the comparable periods in 2008.  The decrease reflects decreases in revenue from both domestic and international operations in the first and second quarters of 2009 due to the combined overall trends of 1) a decreasing number of travelers to Hawaii as compared to previous years during the same period due to the current worldwide economic recession and the H1N1 virus concerns by potential travelers, especially those from Japan 2) decreasing room rates in the markets in which our properties are located as the industry competes for a shrinking base of travelers and 3) a weakening of the New Zealand dollar relative to the US Dollar in 2009 as compared to 2008.  These trends have also been brought about by a substantial reduction in the number of airline seats provided by the airlines to Hawaii from the Mainland and Asia in 2009 as compared to 2008.

Revenues Attributed from Properties decreased by 29% or $1,141,899 for the second quarter of 2009 to $2,863,720 as compared to $4,005,619 for the comparable period of 2008.  The decrease for the quarter is attributed to the weakening of the Hawaii tourism market due to the weakened overall economic conditions, the H1N1virus concerns on the part of potential travelers, which severely impacted the Company’s clientele, primarily Japanese travelers, as well as the 29% devaluation of the New Zealand dollar relative to the US Dollar during the quarter ended June 30, 2009 as compared to 2008.  The decrease was partially offset by an increase in Management and Service Revenues of 18% during the second quarter to $701,798 in 2009 from $593,228 in 2008.  This increase is primarily due the three additional properties managed by the Company in 2009 on a Net Contract basis as compared to 2008.

For the six months ended June 30, 2009, Revenues Attributed from Properties decreased by 33%, to $6,176,953 as compared to $9,175,803 for the comparable period of 2008, attributed to the weakened economic conditions, the H1N1 virus concerns, and a 27% devaluation of the New Zealand dollar against the US dollar during the period.

Guaranty

As part of the Company’s purchase of real estate in New Zealand, the Company has guaranteed an amount of up to NZD$4,201,433 to the seller of the real estate and the Company recorded this guaranty as “Other Long Term Obligations” on its balance sheet.  The loan issued upon the purchase of the New Zealand real estate is payable in New Zealand dollars.  Due to the fluctuation of the New Zealand dollar against the US dollar, as of June 30, 2009, this amount equated to USD$2,719,167, with the difference in valuation from that at December 31, 2008 of $350,819 and $286,117 recorded as a foreign exchange loss for the quarter and six month periods ended June 30, 2009, respectively.

Expenses

Property Expenses are those expenses related to the management of the resort and condominium properties which are operated on a Gross Revenue contract basis.  Property expenses decreased by $1,171,554 or 27% to $3,108,667 for the three months ended June 30, 2009, from $4,280,221 in the three months ending June 30, 2008.  For the six months ended June 30, 2009 compared to the prior year, Property expenses decreased by $2,513,271or 28% to $6,402,885 from $8,916,156.  These expense decreases are in line with the revenue decreases and reflect significant cost savings measures through staffing adjustments and other initiatives to match operational expenditures with the lower occupancies and resulting revenues at the properties we manage.  In addition, the expenses related to our operations in New Zealand decreased as a result of the devaluation of the New Zealand Dollar as compared to the US Dollar in 2009 as compared to 2008.

Comparing the second quarter of 2009 to the same period in 2008, payroll and office expenses decreased by $178,651 or 25% to $528,613 from $707,264. For the six months ended June 30, 2009, Payroll and office expenses decreased by $321,870 or 23% to $1,048,545 from $1,370,415 as Castle adjusted the number of operational and corporate staff positions to the new levels of revenue and activity and remaining staff agreed to voluntary decreases in pay.  In addition, our Chairman and CEO declined to receive salary during 2009 in order to help lower operating expenses.

For the second quarter of 2009 compared to the same period in 2008, Administrative and general expenses decreased by $326,336 or 81% to $74,347 from $400,683.  For the six months ended June 30, 2009, Administrative and general expenses decreased by $554,520 or 71% to $224,056 from $778,576.  This decrease is primarily a result of cost savings measures and a reduction in travel and the use of outside services and consultants, as during 2008 the Company incurred travel, legal and consulting fees related to its expansion into Asia and the costs associated with the private placement of its stock.

EBITDA (Earnings before Interest, Depreciation, Taxes and Amortization) reflects the Company’s earnings without the effect of depreciation, interest income or expense or taxes.  Castle’s management believes that in many ways it is a good alternative indicator of the Company’s financial performance.  It removes the effects of non-cash depreciation and amortization of assets, as well as the fluctuations of interest costs based on the Company’s borrowing history and increases and decreases in tax expense brought about by changes in the provision for future tax effects rather than current income.  A comparison of EBITDA and Net Income is shown below.  EBIDTA losses totaled $145,869 and $87,777 for the three months and six months ended June 30, 2009, as compared to $765,799 and $436,596, respectively, in the year earlier period.  This change is primarily a result of the decreases in Total Revenue which were more than completely offset by decreases in Expenses.

	Three months ended June 30		Six months ended June 30,
	2009	2008	2009	2008
Net Income (Loss)	$(462,252)	$(545,882)	$(509,875)	$(446,224)
Add Back:
Income Tax Benefit	(140,263)	(369,783)	(58,687)	(302,474)
Net interest expense	55,079	94,229	102,709	200,175
Depreciation	50,748	55,637	91,959	111,927
Foreign Exchange Loss	350,819		286,117
EBITDA-	$(145,869)	$(765,799)	$(87,777)	$(436,596)

Depreciation

Castle’s business does not require a great deal of capital expenditure for equipment or fixed assets.  As a result, depreciation expense was $50,748 and $91,959 for the three months and six months ended June 30, 2009, as compared to $55,637 and $111,927, respectively, for the same periods last year.

Interest  Expense

Net Interest Expense was $55,079 and $102,709 for the three and six months ended June 30, 2009, as compared to $94,229 and $202,742, respectively, for the same periods last year.  The decreases in net interest expense reflects a decrease in the discount recognized for the assignment of a Note Receivable used as part of the Purchase of real estate.

Income Tax

An increase in overall taxable loss for the three and six month periods ended June 30, 2009, led to an increase in the Income Tax Benefit of $140,263 and $58,687, for the second quarter and first six months of 2009 respectively as compared to increases of $369,783 and $302,474, respectively, for the three and six months ended June 30, 2008.

Net Income (Loss)

Net loss for the three and six months ending June 30, 2009, totaled ($462,252) and ($509,875), respectively, as compared to net losses of ($545,882) and ($446,224), respectively, in the year earlier period.

Foreign Currency Translation Adjustment

For consolidated entities whose functional currency is not the U.S. dollar, Castle translates their financial statements into U.S. dollars.  Assets and liabilities are translated at the exchange rate currently in effect as of the financial statement date, and results of operations are translated using the weighted average exchange rate for the period.

Translation adjustments from foreign exchange are included as a separate component of stockholders’ equity. Changes in the carrying value of the assets and liabilities of the consolidated entities outside of the United States due to foreign exchange changes are reflected as Foreign Currency Adjustments.  Foreign Currency Translation adjustments totaled $337,833 and $278,493 for the three and six months ended June 30, 2009, compared to ($141,335) and $8,059 for the three and six months ended June 30, 2008.

Total Comprehensive Income

Total Comprehensive Income (Loss) for the three and six months ended June 30, 2009, totaled ($124,419) and ($231,382) as compared to ($687,217) and ($438,165) in the year earlier period.  This is primarily a result of the changes in Revenue and Property and Operating Expenses noted above and the changes in Income Tax expense and Foreign Currency Translation adjustments also noted above.

Liquidity

Our primary sources of liquidity include available cash and cash equivalents, and borrowing under the credit facility which was secured in October 2008, consisting of a $500,000 term loan and a $250,000 line of credit and a $200,000 loan from a private individual in May 2009. These facilities contain representations and warranties, conditions, covenants and events of default that are customary for this type of credit facility but do not contain financial covenants.  We do not believe the limitations contained in the credit facility will, in the foreseeable future, adversely affect our ability to use the credit facility and execute our business plan.

Expected uses of cash in fiscal 2009 include funds required to support our operating activities, including continuing to opportunistically and selectively expand the number of properties under our management.

We experienced a net loss in the second quarter of fiscal 2009 of $462,252 which included $350,819 of non cash foreign exchange loss based on the guarantee of certain obligations relating to a loan for our New Zealand operations, and our Total Current Assets declined from $3.3 million at the end of 2008, to $2.7 million at June 30, 2009.  We anticipate a continuation of current occupancy and rate compression trends and levels for the properties currently under contract for the remainder of 2009 and into 2010.  During the first and second quarter of 2009, we expanded the number of properties under management and plan to continue to do so through the remainder of 2009 and 2010, which we expect to increase the overall revenue stream in 2009 and 2010. The specific impact of these additions on revenue depends on the timing of when new properties are added.  More importantly, in recent months we implemented a number of cost saving and efficiency programs that began to improve our profitability and cash flows as compared to what they would have been without these measures.  We project that we will continue to be impacted by reduced cash flows, and working capital liquidity through 2009 and 2010.  This view is based on the following assumptions:

•

A continuation of weak global macroeconomic trends in consumer spending and especially travel spending by consumers, and the resulting visitation trends to Hawaii and New Zealand.

•

Continued impact on occupancy levels and average daily rates at the properties we manage as compared to recent years.

•

A continuation of the cost savings and efficiency measures put into place in late 2008 and 2009. This will provide the basis for improved operating trends throughout 2009.

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

•

Continuing with only limited capital expenditures and projects,

We have considered the impact of the financial outlook on our liquidity and have performed an analysis of the key assumptions in our forecast such as sales, gross margin and expenses; an evaluation of our relationships with our travel partners and property owners and an analysis of cash requirements, other working capital changes, capital expenditures and borrowing availability under our credit facilities and access to new sources of debt and equity capital.  Based upon these analyses and evaluations, we expect but cannot guaranty, that our anticipated sources of liquidity will be sufficient to meet our obligations without disposition of assets outside of the ordinary course of business or significant revisions of our planned operations through 2009.

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

Based on that evaluation, our chief executive officer (and acting chief financial officer)  concluded that, as of June 30, 2009, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer (and acting chief financial officer), as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the quarterly period ended June 30, 2009

Use of Proceeds of Registered Securities

No proceeds were received from the sale of registered securities during the quarterly period ended June 30, 2009.

Purchases of Equity Securities by Us and Affiliated Purchasers

None; not applicable.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

None; not applicable.

Item 5. Other Information.

(a)

  None, not applicable

(b)

Item 6. Exhibits

(a) Exhibits and index of exhibits.

31.1   302 Certification of Rick Wall, Chief Executive Officer

32    Section 906 Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CASTLE GROUP, INC.

Date:	8/14/09	By:	/s/Rick Wall
Rick Wall
Chief Executive Officer and Chairman of the Board of Directors and Acting CFO