Form 10-Q
period 2009-09-30
CASTLE GROUP INC
filed 2009-11-13
CIK 918543

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

______________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d ) OF THE EXCHANGE ACT

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date: October 31, 2009 - 9,946,392 shares of common stock.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

THE CASTLE GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2009 & DECEMBER 31, 2008
ASSETS
	September 30,	December 31,
	2009 “Unaudited”	2008
Current Assets
Cash and cash equivalents	$ 178,667	$ 344,677
Accounts receivable, net of allowance for bad debts	1,471,957	2,169,325
Deferred tax asset	309,000	379,625
Prepaids and other current assets	388,749	426,843
Total Current Assets	2,348,373	3,320,470
Property plant & equipment, net	7,209,203	5,894,698
Goodwill	54,726	54,726
Deposits	26,894	26,837
Restricted cash	327,584	215,428
Deferred tax asset	1,970,195	1,778,448
TOTAL ASSETS	$ 11,936,975	$ 11,290,607
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$ 2,564,793	$ 3,101,731
Payable to related parties	127,271	190,240
Deposits payable	321,461	345,170
Current portion of long term debt	733,471	464,082
Current portion of long term debt to related parties	41,667	16,440
Accrued salaries and wages	799,145	913,799
Accrued taxes	94,209	132,714
Accrued interest	10,208	47,947
Other current liabilities	38,098	17,222
Total Current Liabilities	4,730,323	5,229,345
Non Current Liabilities
Long term debt, net of current portion	4,670,564	3,924,532
Deposits payable	327,584	215,428
Notes payable to related parties	117,316	157,420
Other long term obligations, net	3,013,688	2,433,050
Total Non Current Liabilities	8,129,152	6,730,430
Total Liabilities	12,859,475	11,959,775
Stockholders' Equity (Deficit)
Preferred stock, $100 par value, 50,000 shares authorized, 11,050	1,105,000	1,105,000
shares issued and outstanding in 2009 and 2008, respectively
Common stock, $.02 par value, 20,000,000 shares authorized, 9,946,392	198,929	198,929
shares issued and outstanding in 2009 and 2008, respectively
Additional paid in capital	4,100,700	4,100,700
Retained deficit	(6,142,086)	(5,324,959)
Accumulated other comprehensive income (loss)	(185,043)	(748,838)
Total Stockholders' Equity (Deficit)	(922,500)	(669,168)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 11,936,975	$ 11,290,607
The accompanying notes are an integral part of these consolidated financial statements

THE CASTLE GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
THREE & NINE MONTHS ENDED SEPTEMBER 30, 2009 & 2008
"Unaudited"

	Quarter End	Quarter End	Year to Date	Year to Date
	09/30/2009	09/30/2008	09/30/2009	09/30/2008
Revenues
Revenue attributed from properties	$ 3,372,415	$ 4,122,324	$ 9,549,368	$ 13,298,127
Management & Service	719,581	570,368	2,110,345	1,974,861
Other Income	240	3,652	20,233	51,907
Total Revenues	4,092,236	4,696,344	11,679,946	15,324,895

Operating Expenses
Attributed property expenses	3,251,802	4,019,335	9,654,689	12,935,490
Payroll and office expenses	570,330	596,036	1,675,124	1,966,451
Administrative and general	171,809	172,024	395,864	950,601
Depreciation	55,541	51,579	147,500	163,505
Total Operating Expense	4,049,482	4,838,974	11,873,177	16,016,047
Operating Income	42,754	(142,630)	(193,231)	(691,152)
Foreign Exchange Gain (Loss)	(294,520)	-	(580,638)	-
Interest Income	-	2,755	-	5,321
Interest Expense	(61,671)	(88,187)	(164,380)	(290,929)
Loss before taxes	(313,437)	(228,062)	(938,249)	(976,760)
Income tax	62,435	107,543	121,122	410,017
Net Loss	$ (251,002)	$ (120,519)	$ (817,127)	$ (566,743)

Other Comprehensive Income
Foreign currency translation adjustment	$ 285,302	$ (365,173)	$ 563,795	$ (357,114)
Total Comprehensive Income (Loss)	$ 34,300	$ (485,692)	$ (253,332)	$ (923,857)

Earnings (Loss) Per Share
Basic	$ (0.03)	$ (0.01)	$ (0.08)	$ (0.06)
Diluted	$ (0.03)	$ (0.01)	$ (0.08)	$ (0.06)
Weighted Average Shares
Basic	9,946,392	9,538,055	9,946,392	9,538,055
Diluted	9,946,392	9,538,055	9,946,392	9,538,055

The accompanying notes are an integral part of these consolidated financial statements

THE CASTLE GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2009 & 2008
"Unaudited"

	2009	2008
Cash Flows from Operating Activities
Net income (loss)	$ (817,127)	$ (566,743)
Adjustments to reconcile Net Loss to Net Cash From Operating Activities:
Depreciation	146,643	163,505
Amortization of discount	99,792	188,348
Foreign exchange loss on guarantor obligation	580,638	-
Stock issued for compensation	-	131,250
(Increase) decrease in
Accounts receivable	131,554	777,837
Other current assets	(56,163)	(98,965)
Deposits and other assets	-	(1,392)
Restricted cash	(51,210)	(69,950)
Deferred taxes	(121,122)	(410,017)
Increase (decrease) in
Accounts payable and accrued expenses	(52,199)	276,552
Net Cash From Operating Activities	(139,194)	390,425

Cash Flows from Investing Activities
Purchase of assets	(75,400)	(48,970)
Net Cash from Investing Activities	(75,400)	(48,970)

Cash Flows from Financing Activities
Proceeds from notes	550,000	224,744
Payments on notes	(495,050)	(448,087)
Net Cash from Financing Activities	54,950	(223,343)

Effect of exchange rate on changes in cash	(6,366)	(61,977)

Net Change in Cash	(166,010)	56,135
Beginning Balance	344,677	494,089
Ending Balance	$ 178,667	$ 550,224

Supplementary Information
Cash Paid for Interest	$ 55,246	$ 93,242
Cash Paid for Income Taxes	$ -	$ -

Significant Non-cash Transactions
Conversion of Debt to Stock	$ -	$ 227,500

The accompanying notes are an integral part of these consolidated financial statements

Notes to Condensed Consolidated Financial Statements:

Summary of Significant Accounting Policies

Organization

The Castle Group, Inc. was incorporated under the laws of the State of Utah on August 21, 1981. The Castle Group, Inc. operates in the hotel and resort management industry in the State of Hawaii, New Zealand, Thailand, The Federated States of Micronesia, and the Commonwealth of Saipan under the trade name “Castle Resorts and Hotels.” The accounting and reporting policies of The Castle Group, Inc. (the “Company” or “Castle”) conform with generally accepted accounting principles and practices within the hotel and resort management industry.

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

Note 1  Basis of Presentation

The accompanying consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  In the opinion of management, the accompanying interim financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation.  The results of operations for the three and nine month periods ended September 30, 2009, are not necessarily indicative of the results for a full-year period.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in Castle’s annual audited financial statements for the year ended December 31, 2008.

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

Note 2 New Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”), 2009-13, Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements — A Consensus of the FASB Emerging Issues Task Force. This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. We will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted. We have not determined the impact that this update may have on our consolidated financial statements.

In June 2009, the FASB Accounting Standards Codification (“ASC”) issued ASC 105-10 Generally Accepted Accounting Principles - Overall (“ASC 105”).  ASC 105 establishes the FASB ASC as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP.  The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts.  Instead, it will issue ASUs. This standard reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant SEC guidance organized using the same topical structure in separate sections.  ASC 105 is effective for interim and annual periods ending after September 15, 2009.  We  adopted ASC 105 in the third quarter of fiscal 2009.  The adoption does not have an effect on our financial position or results of operations. However, because ASC 105 completely replaces existing standards, it will affect the way U.S. GAAP is referenced within the consolidated financial statements and accounting policies.

In June 2009, the FASB issued guidance now codified as FASB ASC 810-10, Consolidation ("ASC 810"). ASC 810 amends tests for variable interest entities to determine whether a variable interest entity must be consolidated. ASC 810 requires an entity to perform an analysis to determine whether an entity's variable interest or interests give it a controlling financial interest in a variable interest entity. This guidance requires ongoing reassessments of whether an entity is the primary beneficiary of a variable interest entity and enhanced disclosures that provide more transparent information about an entity's involvement with a variable interest entity. We will be required to apply this guidance on January 1, 2010. We have not determined the impact that this guidance may have on our consolidated financial statements.

In May 2009, the FASB issued guidance now codified as FASB ASC 855-10, Subsequent Events, which provides guidance on the assessment of subsequent events.  This guidance defines the period after the balance sheet date during which we should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, and the required disclosures for such events.  The guidance is effective for interim or annual reporting periods ending after June 15, 2009. We adopted this guidance in the second quarter of 2009.  We have performed an evaluation of subsequent events through November 13, 2009, which is the date our consolidated financial statements for the nine months ended September 30, 2009 were issued.

In April 2009, the FASB staff issued guidance now codified as FASB ASC 825-10, Interim Disclosures about Fair Value of Financial Instruments (“ASC 825”). ASC 825 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. ASC 825 also amends APB Opinion No. 28 , Interim Financial Reporting, to require these disclosures in all interim financial statements. The adoption of this guidance did not have a material impact on our consolidated financial statements for the nine months ended September 30, 2009.

Note 3 Foreign Currency Transaction Gain / Loss

As part of the Company’s purchase of real estate in New Zealand, the Company has guaranteed an amount of up to NZD $4,201,433 to the seller of the real estate and the Company recorded this guaranty as “Other Long Term Obligations” on its balance sheet.  The loan issued upon the purchase of the New Zealand real estate is payable in

New Zealand dollars.  Due to the increased valuation of the New Zealand dollar against the US dollar during the quarter period, this amount has increased to US$3,013,688 with the difference of US$294,520 recorded as a foreign exchange loss for the quarter ended September 30, 2009, and US$580,638 for the nine months ended September 30, 2009.

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

In Hawaii, Castle is the only lodging chain that represents properties on all of the five major Hawaiian Islands of Oahu (Waikiki), Maui, Kauai, Molokai and Hawaii, (Big Island).  This allows customers the option to island-hop, and provides Castle cross-selling opportunities.  Our Honolulu headquarters serves as the epicenter for international operations in Saipan,  New Zealand and in Thailand.  Our diverse destinations offer customers the opportunity to discover new experiences and varying cultures.

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

Growth Strategy

The majority of the properties presently managed by Castle are located within the state of Hawaii.  Significant opportunities for Castle to obtain additional contracts within the State of Hawaii are also available to us due to a myriad of factors that include sales of properties, foreclosures, underperformance, and dissatisfaction with the current management of our competitors.  In addition, Castle manages properties in New Zealand,  Micronesia, and Thailand.  We believe that there are significant opportunities to expand Castle’s operations both in the markets it currently serves, as well as other Pacific Basin and Asian vacation destinations.

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

Revenues

Total Revenues decreased by 13% to $4,092,236 and 24% to $11,679,946 for the three and nine months ended September 30, 2009 compared to the comparable periods in 2008.  The decrease reflects decreases in revenue from both domestic and international operations during 2009 due to the combined overall trends of 1) a decreasing number of travelers to Hawaii as compared to previous years during the same period due to the current worldwide economic recession and the H1N1 virus concerns by potential travelers, especially those from Japan and 2) decreasing room rates in the markets in which our properties are located as the industry competes for a shrinking base of travelers.  These trends have also been brought about by a substantial reduction in the number of airline seats provided by the airlines to Hawaii from the Mainland and Asia in 2009 as compared to 2008.

Revenues Attributed from Properties decreased by 18% or $749,909 for the third quarter of 2009 to $3,372,415 as compared to $4,122,324 for the comparable period of 2008.  The decrease for the quarter is attributed to the weakening of the Hawaii tourism market due to the weakened overall economic conditions, and the H1N1virus concerns on the part of potential travelers, which severely impacted the Company’s clientele, primarily Japanese travelers during the quarter ended September 30, 2009 as compared to 2008.  The decrease was partially offset by an increase in Management and Service Revenues of 26% during the third quarter to $719,581 in 2009 from $570,368 in 2008.  This increase is primarily due to the additional properties managed by the Company in 2009 on a Net Contract basis as compared to 2008.

For the nine months ended September 30, 2009, Revenues Attributed from Properties decreased by 28%, to $9,549,368 as compared to $13,298,127 for the comparable period of 2008, The decrease is attributed to the weakened economic conditions and the H1N1 virus concerns.

Guaranty

As part of the Company’s purchase of real estate in New Zealand, the Company has guaranteed an amount of up to NZD$4,201,433 to the seller of the real estate and the Company recorded this guaranty as “Other Long Term Obligations” on its balance sheet.  The loan issued upon the purchase of the New Zealand real estate is payable in New Zealand dollars.  Due to the strengthening of the New Zealand dollar against the US dollar, as of September 30, 2009, this amount equated to USD$3,013,688, with the difference in valuation from that at December 31, 2008 of $580,638 recorded as a foreign exchange loss for the nine month period ended September 30, 2009, of which $294,520 was recorded during the third quarter ending September 30, 2009.

Expenses

Property Expenses are those expenses related to the management of the resort and condominium properties which are operated on a Gross Revenue contract basis.  Property expenses decreased by $767,533 or 19% to $3,251,802 for the three months ended September 30, 2009, from $4,019,335 in the three months ending September 30, 2008.  For the nine months ended September 30, 2009 compared to the prior year, Property expenses decreased by $3,280,801 or 25% to $9,654,689 from $12,935,490.  These expense decreases are in line with the revenue decreases and reflect significant cost savings measures through staffing adjustments and other initiatives to match operational expenditures with the lower occupancies and resulting revenues at the properties we manage.

Comparing the third quarter of 2009 to the same period in 2008, payroll and office expenses decreased by $25,706 or 4% to $570,330 from $596,036. For the nine months ended September 30, 2009, Payroll and office expenses decreased by $291,327 or 15% to $1,675,124 from $1,966,451 as Castle adjusted the number of operational and corporate staff positions to the new levels of revenue and activity and remaining staff agreed to voluntary decreases in pay.  As of February 16, 2009, our Chairman and CEO declined to receive a salary for the remainder of  2009.

For the third quarter of 2009 compared to the same period in 2008, Administrative and general expenses were in line with prior year at $171,809 compared to $172,024.  For the nine months ended September 30, 2009, Administrative and general expenses decreased by $554,737 or 58% to $395,864 from $950,601.  This decrease is primarily a result of cost savings measures and a reduction in travel and the use of outside services and consultants, as during 2008 the Company incurred travel, legal and consulting fees related to its expansion into Asia and the costs associated with the private placement of its stock.

EBITDA (Earnings before Interest, Depreciation, Taxes and Amortization) reflects the Company’s earnings without the effect of depreciation, interest income or expense or taxes.  Castle’s management believes that in many ways it is a good alternative indicator of the Company’s financial performance.  It removes the effects of non-cash depreciation and amortization of assets, as well as the fluctuations of interest costs based on the Company’s borrowing history and increases and decreases in tax expense brought about by changes in the provision for future tax effects rather than current income.  A comparison of EBITDA and Net Income is shown below.  The Company had EBIDTA income of $98,295 and a loss of $45,731 for the three and nine months ended September 30, 2009, respectively, compared to EBITDA losses of $91,051 and $527,647 respectively, in the year earlier period.  This change is primarily a result of the cost savings measures outlined above which decreased  a variety of  Expenses in excess of the decrease Total Revenues during the relative periods.

	Three months ended September 30		Nine months ended September 30,
	2009	2008	2009	2008
Net Income (Loss)	($251,002)	($120,519)	($817,127)	($566,743)
Add Back:
Income Tax Benefit	(62,435)	(107,543)	(121,122)	(410,017)
Net interest expense	61,671	85,432	164,380	285,608
Depreciation	55,541	51,579	147,500	163,505
Foreign Exchange Loss	294,520	0	580,638	0
EBITDA-	$98,295	($91,051)	($45,731)	($527,647)

Depreciation

Castle’s business does not require a great deal of capital expenditure for equipment or fixed assets.  As a result, depreciation expense was $55,541 and $147,500 for the three months and nine months ended September 30, 2009, as compared to $51,579 and $163,505, respectively, for the same periods last year.

Interest  Expense

Net Interest Expense was $61,671 and $164,380 for the three and nine months ended September 30, 2009, as compared to $88,187 and $290,929, respectively, for the same periods last year.  The decreases in net interest expense reflects a decrease in the discount recognized for the assignment of a Note Receivable used as part of the Purchase of real estate.

Income Tax

An increase in overall taxable loss for the three and nine month periods ended September 30, 2009, led to an increase in the Income Tax Benefit of $62,435 and $121,122, for the three and nine months of 2009 respectively as compared to increases of $107,543 and $410,017, respectively, for the three and nine months ended September 30, 2008.

Net Income (Loss)

Net loss for the three and nine months ending September 30, 2009, totaled ($251,002) and ($817,127), respectively, as compared to net losses of ($120,519) and ($566,743), respectively, in the year earlier period.  Contributing to the net losses in 2009 compared to 2008 were foreign exchange losses of ($294,520) and ($580,638) for the three and nine months ended September 30, 2009 related to the guarantee of loans in New Zealand.

Foreign Currency Translation Adjustment

For consolidated entities whose functional currency is not the U.S. dollar, Castle translates their financial statements into U.S. dollars.  Assets and liabilities are translated at the exchange rate currently in effect as of the financial statement date, and results of operations are translated using the weighted average exchange rate for the period.

Translation adjustments from foreign exchange are included as a separate component of stockholders’ equity. Changes in the carrying value of the assets and liabilities of the consolidated entities outside of the United States due to foreign exchange changes are reflected as Foreign Currency Adjustments.  Foreign Currency Translation adjustments totaled $285,302 and $563,795 for the three and nine months ended September 30, 2009, compared to ($365,173) and ($357,114) for the three and nine months ended September 30, 2008.

Total Comprehensive Income

Total Comprehensive Income (Loss) for the three and nine months ended September 30, 2009, totaled $34,300 and ($253,332) as compared to ($485,692) and ($923,857) in the year earlier period.  This is primarily a result of the changes in Revenue and Property and Operating Expenses noted above and the changes in Income Tax expense and Foreign Currency Translation adjustments also noted above.

Liquidity

Our primary sources of liquidity include available cash and cash equivalents, and borrowing under a $200,000 line of creditfacility which was extended in October 2009 and a $200,000 loan from a private individual in May 2009  and renegotiated in October 2009 which carries an interest rate of 10% for a term of 20  months since inception.   These facilities contain representations and warranties, conditions, covenants and events of default that are customary for this type of credit facility but do not contain financial covenants.  We do not believe the limitations contained in the credit facility will, in the foreseeable future, adversely affect our ability to use the credit facility and execute our business plan.

Expected uses of cash in fiscal 2009 include funds required to support our operating activities, including continuing to opportunistically and selectively expand the number of properties under our management.

We experienced a net loss in the third quarter of fiscal 2009 of $251,002 which included $294,520 of non cash foreign exchange loss based on the guarantee of certain obligations relating to a loan for our New Zealand operations and  $55,541 in non cash depreciation expense , and our Total Current Assets declined from $3.3 million at the end of 2008, to $2.3 million at September 30, 2009.  We anticipate a continuation of current occupancy and rate compression trends and levels for the properties currently under contract for the remainder of 2009 and into the first half  of 2010.  During the nine months of operation in 2009, we began managing a number of new properties and plan to continue to do so through the remainder of 2009 and 2010, which we expect to increase the overall revenue stream during 2009 and 2010. The specific impact of these new properties  on revenue depends on the timing of when new properties are added. More importantly, over the past months we implemented a number of cost saving and efficiency programs that began to improve our profitability and cash flows as compared to what they would have been without these measures.  We project that we will continue to be impacted by reduced cash flows, and working capital liquidity through 2009 and 2010.  This view is based on the following assumptions:

•

A continuation of weak global macroeconomic trends in consumer spending and especially travel spending by consumers, and the resulting visitation trends to Hawaii and New Zealand.

•

Continued impact on occupancy levels and average daily rates at the properties we manage as compared to recent years.

•

A continuation of the cost savings and efficiency measures put into place in late 2008 and 2009. This will provide the basis for improved operating trends throughout 2009 and 2010.

•

Expansion of the number of properties under management, with emphasis on Hawaii and New Zealand.

•

Exiting our Southeast Asian activities at the current time and re-evaluating entering this market in the future.

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

Based on that evaluation, our chief executive officer (and acting chief financial officer)  concluded that, as of September 30, 2009, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer (and acting chief financial officer), as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the quarterly period ended September 30, 2009

Use of Proceeds of Registered Securities

No proceeds were received from the sale of registered securities during the quarterly period ended September 30, 2009.

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

THE CASTLE GROUP, INC.

Date:	11/13/09	By:	/s/Rick Wall
Rick Wall
Chief Executive Officer and Chairman of the Board of Directors and Acting CFO