Form 10-K
period 2009-12-31
CASTLE GROUP INC
filed 2010-03-31
CIK 918543

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Common Stock, $0.02 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

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

Smaller reporting company  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  [   ] Yes   [X] No

Aggregate Market Value of Non-Voting Common Stock Held by Non-Affiliates

As of March 29, 2010, there were approximately 4,889,989 shares of common voting stock of the Issuer held by non-affiliates. As of March 29, 2010, the closing price of the common stock on the OTC Bulletin board was $.35 per share or an aggregate value of $1,711,496.

Issuers Involved in Bankruptcy Proceedings During the Past Five Years

Not applicable.

Check whether the Issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Not applicable.

Applicable Only to Corporate Issuers

Number of shares outstanding of the Issuer’s common stock as of March 30, 2010:   9,946,392

Documents Incorporated by Reference

See Part IV, Item 15.  The Exhibit Index appears on page 40.

TABLE OF CONTENTS

PART I

4

Item 1.  Business.

4

Item 1A.  Risk Factors

6

Item 2.  Property.

8

Item 3.  Legal Proceedings.

8

Item 4.  Submission of Matters to a Vote of Security Holders.

9

PART II

9

Item 5.  Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

9

Item 6.  Selected Financial Data and Supplementary Financial Information.

10

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operation.

10

Item 8.  Financial Statements

16

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

16

Item 9A(T). Controls and Procedures.

34

Item 9B. Other Information.

35

PART III

35

Item 10.  Directors, Executive Officers and Corporate Governance.

35

Item 11. Executive Compensation.

38

Item 12 . Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

39

Item 13. Certain Relationships and Related Transactions, and Director Independence

40

Item 14. Principal Accounting Fees and Services.

42

PART IV.

42

Item 15. Exhibits and Financial Statement Schedules.

42

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

Description of the Business

The Castle Group, Inc. (“the Company,” “Castle,” “we,” or ‘us”) through its subsidiaries manages luxury and mid-range resort condominiums and hotels on all of the major islands within the state of Hawaii, and resorts located in Saipan, and New Zealand. The Company was incorporated in Utah on August 21, 1981 and on June 4, 1993 the name of the Company was changed to The Castle Group, Inc.

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

Diversity

Castle has a diverse portfolio of properties located in desired island resort destinations throughout the Pacific Region and beyond. We represent hotels, resort condominiums, luxury villas and lodging accommodations throughout Hawaii, in Saipan, and in New Zealand.

In Hawaii, Castle is the only lodging chain that represents properties on the five major Hawaiian Islands of Oahu/Waikiki, Maui, Kauai, Molokai and Hawaii, which allows customers the option to island-hop, and provides Castle cross-selling opportunities. Our Honolulu headquarters serves as the epicenter for international operations in Saipan and New Zealand.  Our diverse destinations offer customers the opportunity to discover new experiences and varying cultures.

Castle offers a wide range of accommodations at various price points from exclusive private villas, full-service all-suites hotels, oceanfront resort condominiums, to modestly priced hotels with up to 450 guest rooms.  Our collection of all-suites condominium resorts, hotels, villas, lodges and vacation rentals allows customers to select the best accommodation to suit their individual style and budget.

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

Growth Strategy

The majority of the properties presently managed by Castle are located within the state of Hawaii.  In addition, Castle manages properties in New Zealand and Saipan.

During the course of 2009, as a result of the declines in world economic conditions and decreasing revenues from our existing operations, Castle has slowed its expansion plans and efforts aimed at the Far East Asian region.  While we believe that significant opportunities for Castle exist there, we have chosen to focus on obtaining additional contracts within the State of Hawaii due to the opportunities afforded by the economic downturn including sales of properties, foreclosures, underperformance of certain properties, and dissatisfaction with the current management of our competitors.

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

Item 1A.  Risk Factors

The demand for hotels rooms and resort condominiums may decrease further and impair our ability to earns profits and obtain financing.

As a result of the economic downturn, the decreased number of airline seats to Hawaii, and increased cost of airline travel, the demand for hotel rooms and vacation property rentals decreased substantially in 2009 both worldwide and in the areas we serve. This resulted in lower occupancies for the accommodations we manage and lower rental rates paid for those accommodations.  As a result thereof, as more fully described on the attached financial statements, our gross revenues decreased and we incurred a net loss in 2009.  No assurance can be given that the demand for hotel rooms and vacation property rentals in the areas we serve will not decline even further or remain at the present level.  Especially under these conditions, no assurance can be provided that Castle will be able to reduce its costs or increase its revenues to the extent necessary for the company to earn a net profit in any quarter, year or other period future period.  Continuing losses may make it difficult or impossible for Castle to continue to obtain the financing or investment capital necessary to operate and/or grow our business.

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

Operations are geographically concentrated in three areas.

Castle manages properties that are significantly concentrated in Hawaii, New Zealand, and Saipan. Adverse events or conditions which affect these areas in particular, such as economic recession, changes in regional travel patterns, extreme weather conditions or natural disasters, would have a more significant adverse effect on our operations than if its operations were more geographically diverse.

Renewal of the Company’s management contracts is important to the success of our business.

Castle’s management contracts vary in term from a few months to several years and over its history have been renewed consistently for many years.  Pursuant to Hawaii's condominium law, all leases of property owned by the Association of Apartment Owners (such as the front desk and other areas used in the operation of a rental program) are cancelable by the Association of Apartment Owners on sixty days’ notice. This requirement extends to Castle and to all of our competitors operating in Hawaii.  As a result of this requirement and for competitive reasons, most of our management contracts contain terms which provide for cancellation or termination within one year or less.  The loss of the property wide management contract for one or more of the hotels or resorts managed by Castle could have a significant adverse impact on our gross revenues and earnings.  As a result of the decreased revenues and net income in 2008 and 2009 at one large property managed by Castle, the owner elected to terminate the management contract with Castle.  Another significant property for which Castle provided sales and marketing serves was sold in 2009 and the new owner elected to handle sales and marketing itself. Although management believes that the number of properties, rooms and condominium units Castle manages will increase substantially over time, no assurances can be given that the number of such properties, rooms and condominium units will increase and not decrease in any quarter, year or other period.  There can be no assurances that we will be able to keep our current portfolio of property contracts or that we would be able to replace any contracts terminated by the property owners.

Our Services may be rendered uncompetitive.

The vacation rental and property management industry is highly competitive and has low barriers to entry. The industry has two distinct customer groups -- vacation property renters and vacation property owners.  Castle competes for vacation property owners primarily (but not exclusively), with regional and local vacation rental and property management companies located in our markets.  Some of these competitors are affiliated with the owners or operators of resorts where these competitors provide their services.  Certain of these competitors may have lower cost structures and/or may provide their services at lower rates.  Castle competes for vacation property renters and owners with local competitors (including owners of similar properties who manage the units themselves or through a realtor or other management company) who may have lower cost structures and/or may be willing to rent their units at lower rates than we can afford.  Castle also competes for vacation property renters and for vacation property owners with regional, national and international management companies who may have more recognizable brand names, larger marketing budgets and the advantages of marketing programs and relationships which are not available to us.

We may not be able to expand the number of properties we manage.

Management intends to continue to increase the number of properties we manage both within our current markets and in the future, within other targeted geographic areas.  Especially in light of current economic conditions and the losses we have incurred, no assurance can be given that the number of rooms and properties which we manage will increase and not decrease in any quarter, year or other period.  It is possible that competition may increase for properties we currently manage or might seek to manage.

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

Castle’s business substantially depends on the efforts and relationships of our senior management and will likely be dependent on senior management for obtaining management contracts for additional properties or businesses acquired in the future.  If any of our senior managers becomes unable or unwilling to continue in his or her role, or if we are unable to attract and retain other qualified employees, it could have a material adverse effect on our business and financial results.  Although Castle has entered into long term employment agreements with our two executive officers and an officer of its subsidiary, no assurance can be given that either these individuals or other members of senior management will continue in his or her present capacity for any particular period of time.

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

Item 2.  Property.

Castle leases office space for its principal executive offices.  The current lease expires on October 31, 2011 at a rental cost that averages $9,928 per month, plus the cost of common area maintenance.  Castle has an option to renew the leases for an additional three years at the then prevailing rental rates.

Castle leases additional office space at a rental cost of $5,472 per month, plus the cost of common area maintenance, this lease expires on February 28, 2011.

In July, 2001, Castle entered into lease agreements (in lieu of a traditional management agreements) with each of the owners of approximately 250 investment units of the Spencer on Byron condominium project for the purpose of having those units be part of the rental program at the Spencer on Byron Hotel.  The leases are for a period of ten years expiring on July 18, 2011, and Castle has the option to extend these leases for an additional 20 years.  Monthly lease rent through 2011 is calculated as a percentage of the purchase price paid by the original owner of each condominium.  Monthly lease rent for the option period after July 18, 2011 will be based on the net profits of the rental program at the Spencer on Byron Hotel.  Management intends to exercise it’s option to continue to manage the rental of the individual condominiums.

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

Item 3.  Legal Proceedings.

The Company is subject to various claims and lawsuits which are normal and reasonably foreseeable in light of the nature of the Company’s business and the growth in the Company’s business.  In the opinion of management, although no assurances can be given, the resolution of these claims will not have a material adverse effect on the Company’s financial position, results of operations and liquidity.  Further, to the knowledge of management, no director, officer, affiliate, or record of beneficial owner of more than 5% of the common voting stock of the Company is a party adverse to the Company or has a material adverse interest to the Company in any material proceeding.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of the security holders of record during 2009.

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

	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Fiscal 2009 price range per common share	$0 .40-$0.30	$0 .48-$0.25	$0.65-$0.36	$1.17-$0.65
Fiscal 2008 price range per common share	$1.31-$1.00	$1.65-$1.00	$1.75-$1.00	$2.00-$1.00

Holders of Record

There were approximately 280 owners of record of Castle’s common stock as of March 30, 2010.

Dividends

Castle has not paid any dividends with respect to its common stock, and does not intend to pay dividends on its common stock in the foreseeable future.  As more fully described in Note 7 to Castle’s consolidated financial statements included herein, in 1999 and 2000, the Company issued a total of 11,050 shares of $100 par value redeemable preferred stock.  Dividends are cumulative from the date of original issue and are payable semi-annually, when, and if declared by the board of directors beginning July 15, 1999, at a rate of $7.50 per annum, per share.  During the fiscal year ended July 31, 2000, the Company paid dividends to holders of record as of July 15, 2000, in the amount of $16,715.  At December 31, 2009, undeclared and unpaid dividends on these shares totaled $870,199 or $78.75 per preferred share.  These dividends are not accrued as a liability, since no dividends have been declared.  Castle cannot pay dividends on its common stock until it declares and pays the dividends on its preferred stock.  It is the present intention of management to utilize all available funds for the development and expansion of Castle’s business, rather than for common stock dividend payments.

Securities Authorized for Issuance under Equity Compensation Plans

Castle does not have any equity compensation plans and as such no securities have been authorized for issuance subject to such a plan.

Recent Sales of Unregistered Securities

During the last three years, we issued the following unregistered securities:

During 2007, there were no new issuances of registered or unregistered securities.

In April, 2008, the Company raised additional capital from the completion of a Unit offering which resulted in the issuance of 333,337 Units at a price of $1.50 per Unit.  Each Unit consists of one of the Company’s common stock and a warrant to purchase an additional share of the Company’s common stock at a price of $3.50 for a period of three years, subject to certain restrictions.  Through this financing the Company raised a net amount of $224,745 for use as working capital and converted $227,500 in outstanding debt and short term obligations.  Members of management and certain directors purchased 260,003 Units at the offering price.

During the quarter ended June 30, 2008, the Company issued 75,000 shares of its common stock to one of its directors for services rendered to the Company.These shares were valued at $1.75 per share which equals the closing price of  the common stock on the date of issuance and the entire valuation was recorded as compensation expense on that date.

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

During 2009, there were no new issuances of registered or unregistered securities.

Use of Proceeds of Registered Securities.

There were no proceeds received by Castle from the sale of registered securities during the 12 months ending December 31, 2009.

Purchases of Equity Securities by Us and Affiliated Purchasers.

 There were no Purchases of Equity Securities or Affiliated Purchasers during the 12 months ending December 31, 2009.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2009 and 2008

For added clarity in the discussion below the Company’s Quarterly Statement of Operations for 2009 and 2008 are presented as reported in the Company’s Form 10-Q Quarterly Reports with the Securities and Exchange Commission:

THE CASTLE GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
By Quarter 2009 and 2008
($ in millions)
	Q1/2009	Q2/2009	Q3/2009	Q4/2009	2009	Q1/2008	Q2/2008	Q3/2008	Q4/2008	2008
Revenues
Revenue attributed from properties	$3.313	$2.864	$3.372	$3.711	$13.260	$5.1700	$4.0060	$4.1220	$4.3140	$17.6120
Management & Service	0.689	0.702	0.720	0.640	2.751	0.811	0.593	0.570	0.467	2.442
Other Income	0.020	0.000	0.000	0.001	0.021	0.025	0.024	0.004	0.019	0.071
Total Revenues	4.022	3.566	4.092	4.352	16.032	6.006	4.623	4.696	4.800	20.125

Operating Expenses
Attributed property expenses	3.294	3.109	3.252	3.407	13.062	4.636	4.280	4.019	3.896	16.831
Payroll and office expenses	0.520	0.528	0.570	0.674	2.292	0.663	0.707	0.596	0.654	2.620
Administrative and general	0.150	0.074	0.172	0.129	0.525	0.378	0.401	0.172	0.141	1.092
Depreciation	0.041	0.051	0.055	0.114	0.261	0.056	0.056	0.052	0.042	0.206
Total Operating Expense	4.005	3.762	4.049	4.324	16.140	5.733	5.444	4.839	4.733	20.749
Operating Profit (Loss)	0.017	(0.196)	0.043	0.028	(0.108)	0.273	(0.821)	(0.143)	0.067	(0.624)
Foreign Exchange Gain (Loss)	0.065	(0.351)	(0.294)	(0.002)	(0.582)	0.000	0.000	0.000	0.585	0.585
Interest Income	0.000	0.000	0.000	0.000	0.000	0.003	0.000	0.003	0.000	0.005
Interest Expense	(0.048)	(0.055)	(0.062)	(0.206)	(0.371)	(0.109)	(0.094)	(0.088)	(0.162)	(0.453)
Income (Loss) before taxes	0.034	(0.602)	(0.313)	(0.180)	(1.061)	0.167	(0.915)	(0.228)	0.490	(0.487)
Income tax benefit (Expense)	(0.082)	0.140	0.062	(0.081)	0.039	(0.067)	0.370	0.108	(0.213)	0.197
Net Profit (Loss)	($0.048)	($0.462)	($0.251)	($0.261)	($1.022)	$0.100	($0.545)	($0.120)	$0.277	($0.290)

Revenue

For 2009, our revenue trend is reflective of a substantial decrease in the number of visitors to Hawaii as a result of the decrease in seating capacity provided by the airlines serving Hawaii in 2009 as compared to 2008 as well as a reluctance on the part of travelers to embark on leisure travel to Hawaii and New Zealand during the difficult economic times.  The Hawaii State Department of Business, Economic Development, and Tourism announced that overall there was a 5.6% reduction in airline seats available to bring passengers to Hawaii in 2009 as compared to 2008.  This trend was mirrored by a decrease of 4.1% in visitor days and a 4.4% decrease in the number of visitors to the Islands during 2009, as compared to 2008.1   Statewide, as reported by Hospitality Advisors and Smith Travel Research, room revenues of hotels in Hawaii fell 17% and hotel occupancy fell 4.0 percentage points. 2

1 Hawaii State Department of Business, Economic Development and Tourism (http://www.hawaiitourismauthority.org/documents_upload_path/tr_documents/December%202009%20Visitor%20Stats%20News%20Release%20(final).pdf)

2 KITV News (http://www.kitv.com/travelgetaways/22581289/detail.html)

Castle’s Revenues totaled $16,031,926 for the year ended December 31, 2009, representing an 20% decrease from $20,125,185, in 2008.  Castle’s quarterly revenues decreased 33%, 23%, 13% and 9% for the first through fourth quarters, respectively, in 2009 as compared 2008. Total revenue for the fourth quarter of 2009 totaled $4,351,981 as compared to $4,800,290 in the fourth quarter of 2008.

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

Revenues attributed from Properties decreased 25% to $13,259,906 for the year ended December 31, 2009, as compared to $17,612,130, in 2008.  Revenues attributed to Castle’s New Zealand operation decreased a total of 25% in 2009, as compared to 2008, with one third of the decrease coming as a result of the strengthened NZ Dollar exchange rate as compared to the US Dollar. The remainder of the decrease is indicative of a 7% decrease in occupied room nights and a 15% decrease in Average Daily Rate in 2009, as compared to 2008. For rooms at properties managed under Gross Contracts outside of New Zealand.  Management and Service Revenues increased 13% to $2,751,068 in 2009, from $2,442,137 in 2008.  This net increase is due to three additional properties managed under Net Contracts during 2009, as compared to 2008.  Due to the unexpected duration of the downturn in the economy and related impacts on the Company’s revenues, in late 2008, and early 2009, Castle renegotiated some of its longer term contracts with certain property owners which provided substantially higher revenues per room managed in order to help restore the Company’s overall profitability.

Costs and Expenses

Total Operating Expenses were $16,139,870 for the 12 months ending December 31, 2009.  This represents a 22% decrease from the Total Operating Expenses of $20,749,229, in 2008.  In response to the decreasing revenues, we instituted a number of difficult but necessary efficiency and cost saving measures during the second half of 2008 and early 2009, which resulted in the 22% decrease in operating expenses for 2009 as compared to 2008.  These cost saving measures will continue through 2010.

Attributed Property Expenses decreased 22% to $13,062,203 for the 12 months ending December 31, 2009, as compared to $16,831,482 in 2008.  Attributed Property Expenses include the operating expenses of the properties which are managed under Gross Contracts.  The decrease in expenses resulted in part from decreased variable costs and decreased staffing required due to lower occupancy.  In addition, the Company instituted other measures to better match costs and expenses with the lower occupancy and average daily rates we are encountering at our properties.  This allowed our gross profit margin on Attributed Property Revenues (Attributed Property Revenues – Attributed Property Expenses) to be preserved at 1% in 2009 as compared to 4% in 2008, on revenues which were 25% lower in 2009 as compared to 2008.

Payroll and office expense totaled $2,291,247 for the full year of 2009, as compared to $2,620,058 in the year earlier period. This decrease is primarily related to salary and wage reductions in 2009 as compared to 2008.  The Company reduced its staffing through attrition, the elimination of positions, and pay rate decreases in 2009.  In addition the Chairman and CEO of the Company declined a salary in 2009.

Administrative and general expense totaled $525,383 in 2009, a reduction of 52% as compared to $1,091,729 for 2008.  The reduction in administrative and general expenses is a result of a decrease in expenses relating to the Company’s decision to defer expansion into Far East Asia and the costs incurred in 2008 related to the relisting of the Company’s stock.   Professional fees, which included the cost of the relisting of the Company’s stock for the year ending 2009 were $149,037 as compared to $583,903 in 2008, and travel costs in 2009 were $40,323 as compared to $216,325 in 2008, which included travel costs related the Company’s expansion into Far East Asia.

EBITDA reflects the Company’s earnings without the effect of depreciation, interest income or expense or taxes.  Castle’s management believes that EBITDA is a good alternative indicator of the Company’s financial performance, because it removes the effects of non-cash depreciation and amortization of assets as well as the fluctuations of interest costs based on Castle’s borrowing history along with increases and decreases in tax expense brought about by changes in the provision for future tax effects rather than current income.  A comparison of EBITDA and Net Income for 2009 and 2008 is shown below.  For the year ended 2009, EBITDA was $153,093 as compared to ($418,085) for 2008, an increase of $571,178.  EBITDA for the

Fourth quarter of 2009 was $142,575 as compared to an EBITDA of $109,562 in the fourth quarter of 2008.   EBITDA is not a measure that is recognized within generally accepted accounting principles (GAAP).

Comparison of Net Income to EBITDA:

THE CASTLE GROUP INC.
Comparison of Net Income to EBITDA
By Quarter 2009 and 2008
	Q1/2009	Q2/2009	Q3/2009	Q4/2009	2009	Q1/2008	Q2/2008	Q3/2008	Q4/2008	2008
Net Income	($47,624)	($462,251)	($251,002)	($261,553)	($1,022,430)	$99,658	($545,882)	($120,519)	$276,714	($290,029)
Add Back:
Income Taxes	81,576	(140,263)	(62,435)	82,107	(39,015)	67,309	(369,783)	(107,543)	213,419	(196,598)
Interest Expense	47,630	55,079	61,671	206,803	371,183	105,946	94,229	85,432	161,925	447,532
Depreciation	41,211	50,748	55,541	113,537	261,037	56,290	55,637	51,579	42,454	205,960
Less:
Foreign Exchange (Gain) Loss	(64,702)	350,819	294,520	1,681	582,318	0	0	0	(584,950)	(584,950)
EBITDA	$58,091	($145,868)	$98,295	$142,575	$153,093	$329,203	($765,799)	($91,051)	$109,562	($418,085)

Depreciation expense in 2009 increased by $55,077, to $261,037 when compared to 2008.  This was due to a weakening of the US Dollar as compared to the New Zealand Dollar, and additional assets purchased for our New Zealand operation.

A foreign exchange loss of $582,318 was recognized in 2009 which resulted from the impact of an increase of the Guarantor Obligation of the Company that is payable in New Zealand Dollars (see note 4 of the Notes to Consolidated Financial Statements).  This reduction was due to the weakening of the US Dollar exchange rate against the New Zealand Dollar.   In 2008, the Company recorded a foreign exchange gain of $584,950, as during 2008, the US Dollar strengthened against the New Zealand Dollar.

Interest expense for 2009 totaled $371,183 for 2009, a decrease of $76,350 as compared to 2008’s total of $447,533.  This decrease is primarily due to a decrease in the amount of amortized interest relating to the discount on the New Zealand debt.

Income tax benefit for 2009 totaled $39,015, a decrease of $157,583 when compared to 2008’s Income Tax Benefit of $196,598 due to the impact on the income tax provision from a decrease in taxable loss in 2009 as compared to 2008.  The Company’s deferred tax asset balance of $2,197,088 on December 31, 2009 is derived primarily from its taxable losses in recent years.  This reflects the Company’s estimate of the amount which will offset tax liabilities from expected taxable income in future years.  The Company expects to be profitable in 2010, and in future years as the benefits of the cost savings measures noted above are realized and additional properties and management contracts are added.  We believe that it is likely that the current portion of the deferred tax asset will be utilized in 2010 and the remainder will be utilized in subsequent years.  Since the majority of these losses occurred in recent years, the useful life of the tax asset extends well into the projected taxable periods.  Further, the nature of the derivation of the tax asset is directly applicable to the nature of the expected tax liability in future periods; as such the ‘quality’ of the tax asset in relation to the expected utilization is high.  (see note 9 of the Notes to Consolidated Financial Statements.)

Net Loss for the year ended December 31, 2009, was ($1,022,430), a change of ($732,401) compared to the Net Loss of ($290,029) for the year ended December 31, 2008.   The net loss for 2009 includes an exchange loss of $582,318 as compared to an exchange gain of $584,950 in 2008.  Excluding the effects of the foreign exchange gains & losses, we were successful in reducing our Net Loss for the year 2009 by $434,867.

Liquidity:

Our primary sources of liquidity include available cash and cash equivalents, and borrowing under the credit facility which was secured in October 2008 and further modified in 2009, consisting of a $500,000 term loan and a $200,000 line of credit for our US operations and a NZ$300,000 line of credit for our New Zealand operations.  These facilities contain representations and warranties, conditions, covenants and events of default that are customary for this type of credit facility but do not contain financial covenants.  We do not believe the limitations contained in the credit facility will, in the foreseeable future, adversely affect our ability to use the credit facility and execute our business plan.

Expected uses of cash in fiscal 2010 include funds required to support our operating activities, including continuing to opportunistically and selectively expand the number of properties under our management.

We experienced a loss in fiscal 2009 of $1,022,430, and our Total Current Assets declined from $3.3 million at the end of 2008, to $2.8 million at the end of 2009.  The trend of continued losses due to the economic downturn has slightly reversed in recent months as the Company reported positive EBITDA in all but the second quarter of 2009 against the positive EBITDA of the first and fourth quarters of 2008.  We anticipate a continuation of current occupancy and average room rates for the properties currently under contract for the remainder of 2010.  We plan to expand the number of properties under management, which will increase the overall revenue stream in 2010.  The specific impact of these additions on revenue depends on the timing of when new properties are added during the year.  More importantly, since 2008 we  implemented a number of cost saving and efficiency programs that began to improve the Company’s profitability and cash flows which resulted in EBITDA of $153,093 for 2009 as compared to an EBITDA loss of $418,085 in 2008.  We believe that it represents a significant turnaround during these difficult times as our EBITDA improved by $571,178 on revenues which were $4,093,259 lower when compared to 2008.  We project that the Company will significantly improve the overall profitability, cash flows, and working capital liquidity through 2010 as compared to 2009.  This view is based on the following assumptions:

•

A continuation rather than a deterioration of weak global macroeconomic trends in consumer spending and especially travel spending by consumers, and the resulting visitation trends to Hawaii and New Zealand particularly in the first half of the fiscal year.

•

A stabilization of occupancy levels and average daily rates at the properties we manage as compared to recent years and slight increase in these levels during the second half of 2010.

•

A continuation of the cost savings and efficiency measures and reduction in business development and investor relations costs.  This will provide the basis for improved operating trends throughout 2010.

•

Expansion of the number of properties under management, with emphasis on Hawaii and New Zealand.

•

A stabilization of the exchange rate between the US and New Zealand currency.

Based on current revenue forecasts and operating projections we anticipate recording an Operating Profit for the first quarter of 2010, and our current forecasts and projections anticipates that the Company will be profitable in 2010 .  Our plans to manage our liquidity position in fiscal 2010 include:

•

Maintaining an intense focus on controlling expenses; while maintaining strong relationships with our owners and travel wholesalers and partners to ensure continuity and good communication.

•

Improving our accounts receivable collection rates which will have a positive impact on working capital and liquidity.

•

Continuing with only limited capital expenditures and projects.

•

Maintain our relationships with banks and other institutions and through improved profitability and financial stability increase our borrowing availability under our credit facility.

We have considered the impact of the financial outlook on our liquidity and have performed an analysis of the key assumptions in our forecast such as sales, gross margin and expenses; an evaluation of our relationships with our travel partners and property owners and an analysis of cash requirements, other working capital changes, capital expenditures and borrowing availability under our credit facility.  Based upon these analyses and evaluations, we expect that our anticipated sources of liquidity will be sufficient to meet our obligations without disposition of assets outside of the ordinary course of business or significant revisions of our planned operations through 2010.

Other Borrowings

In October 2009, the Company extended its available credit facilities by renewing its line of credit with a local bank in Hawaii. As of March 31, 2010, the Company has the full $200,000 line of credit available for use.  During 2009, the Company drew in the aggregate $350,000 against its line of credit and repaid $300,000, leaving a balance of $50,000 owing as of December 31, 2009.

The Company had in the past also utilized an equipment lease line of credit totaling $150,000 to finance its capital equipment and computer hardware.  In December of 2007, as part of the Company acquiring a new hotel management agreement, the Company allowed the hotel owner to purchase computer hardware using the Company’s equipment lease line of credit in the amount of $76,501.  The hotel owner shall be responsible for making the operating lease payments to the bank, and also agreed to assume, refinance, or retire the lease should the management agreement between the Company and the hotel be terminated.  In October 2008 the equipment lease line of credit was terminated, and in December 2009 the balance of the equipment lease was assigned to the owner of the hotel.

In 2009, the Company renewed and increased its NZ$100,000 line of credit with a bank.  The Company now has a NZ$300,000 line of credit with a New Zealand bank to finance its general working capital flows in New Zealand.  As of December 31, 2009 and March 31, 2010 there were no borrowings against this line of credit.

In May 2009, the Company received a loan of $200,000 from an unrelated party.  The loan calls for monthly payments plus interest and is due on or before January 31, 2011.

Off-Balance Sheet Arrangements

As of December 31, 2007, the Company had an available lease line of credit with a bank for up to $250,000.  In December of 2007, as part of the Company acquiring a new hotel management agreement, the Company allowed the hotel owner to purchase computer hardware using the Company’s equipment lease line of credit in the amount of $76,501.  The hotel owner shall be responsible for making the operating lease payments to the bank, and also agreed to assume, refinance or retire the lease should the management agreement between the Company and the hotel be terminated.  On October 24, 2008, the lease line of credit was terminated by the bank upon the Company refinancing its term loan and revolving line of credit with another bank.  Refer to Note 4 of the Financial Statements, and in December 2009, the outstanding balance due under the lease line of credit was assigned over to the hotel owner.

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

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

Foreign Currency Exchange Risk

In addition to our US operations, we conduct business in New Zealand. Our foreign currency risk primarily relates to our New Zealand loan guaranty and investments in foreign subsidiaries that transact business in a functional currency other than the U.S. Dollar. The exposure to this risk is minimized as we have generally reinvested profits or funded operations via local currencies for our international operations. In addition, we are exposed to foreign currency risk related to our assets and liabilities denominated in a currency other than the functional currency.

As currency exchange rates change, translation of the income statements of our international businesses into U.S. dollars affects year-over-year comparability of operating results. We have not hedged translation risks because cash flows from international operations were generally reinvested locally. Non-operating foreign exchange net loss for 2009 was $582,318 and net gain for the year ended December 31, 2008 was $584,950 attributable to the guaranty of debts in currency other than the functional currency. This was principally driven by U.S. dollar positions held at December 31, 2009 and 2008 affected by the shift in the value of the dollar to the New Zealand dollar.

Our operations are affected to potentially volatile movements in currency exchange rates. The economic impact of currency exchange rate movements on us is often linked to macroeconomic factors such as GDP growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause us to adjust our financing, operating and hedging strategies.  We have not made any changes to our currency exchange risk exposures between the current and preceding fiscal years.

Item 8.  Financial Statements

The Castle Group, Inc. and Subsidiaries

Table of Contents

Report of Independent Registered Public Accounting Firm	Page 17
Consolidated Balance Sheets – December 31, 2009 and 2008	Page 18
Consolidated Statements of Operations and Comprehensive Income (Loss) - Years Ending December 31, 2009 and 2008	Page 19
Consolidated Statements of Cash Flows – Years Ending December 31, 2009 and 2008	Page 20
Consolidated Statements of Stockholders’ Deficit - Years Ending December 31, 2009 and 2008	Page 21
Notes to Consolidated Financial Statements	Pages 22-33

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

The Castle Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of The Castle Group, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations and comprehensive income, cash flows, and stockholders’ deficit, for the years ended December 31, 2009 and 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Castle Group, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the results of operations and cash flows for the years ended December 31, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/Mantyla McReynolds LLC

Mantyla McReynolds LLC

Salt Lake City, Utah

March 31, 2010

THE CASTLE GROUP INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2009 & 2008

ASSETS

	2009	2008
Current Assets
Cash and cash equivalents	$ 623,485	$ 344,677
Accounts receivable, net of allowance for bad debts	1,710,449	2,169,325
Deferred tax asset	189,000	379,625
Prepaid and other current assets	288,952	426,843
Total Current Assets	2,811,886	3,320,470
Property furniture & equipment, net	7,088,097	5,894,698
Goodwill	54,726	54,726
Deposits	24,477	26,837
Restricted cash	145,320	215,428
Deferred tax asset	2,008,088	1,778,448

TOTAL ASSETS	$ 12,132,594	$ 11,290,607

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$ 3,023,711	$ 3,101,731
Payable to related parties	131,737	190,240
Deposits payable	289,488	345,170
Current portion of long term debt	494,162	464,082
Current portion of long term debt to related parties	6,250	16,440
Accrued salaries and wages	763,488	913,799
Accrued taxes	139,542	132,714
Accrued interest	10,388	47,947
Other current liabilities	8,734	17,222
Total Current Liabilities	4,867,500	5,229,345
Non Current Liabilities
Long term debt, net of current portion	4,812,785	3,924,532
Deposits payable	369,804	215,428
Notes payable to related parties	151,170	157,420
Other long term obligations, net	3,015,368	2,433,050
Total Non Current Liabilities	8,349,127	6,730,430
Total Liabilities	13,216,627	11,959,775
Stockholders' Deficit
Preferred stock, $100 par value, 50,000 shares authorized, 11,050	1,105,000	1,105,000
shares issued and outstanding in 2009 and 2008
Common stock, $.02 par value, 20,000,000 shares authorized, 9,946,392	198,929	198,929
shares issued and outstanding in 2009 and 2008
Additional paid in capital	4,240,906	4,100,700
Retained deficit	(6,347,389)	(5,324,959)
Accumulated other comprehensive income (loss)	(281,479)	(748,838)
Total Stockholders' Deficit	(1,084,033)	(669,168)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 12,132,594	$ 11,290,607
The accompanying notes are an integral part of these consolidated financial statements

THE CASTLE GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
YEARS ENDING DECEMBER 31, 2009 & 2008

	2009	2008
Revenues
Revenue attributed from properties	$ 13,259,906	$ 17,612,130
Management & Service	2,751,068	2,442,137
Other Income	20,952	70,918
Total Revenues	16,031,926	20,125,185

Operating Expenses
Attributed property expenses	13,062,203	16,831,482
Payroll and office expenses	2,291,247	2,620,058
Administrative and general	525,383	1,091,729
Depreciation	261,037	205,960
Total Operating Expense	16,139,870	20,749,229
Operating Loss	(107,944)	(624,044)
Foreign Exchange Gain (Loss)	(582,318)	584,950
Interest Expense	(371,183)	(447,533)
Loss before taxes	(1,061,445)	(486,627)
Income tax benefit	39,015	196,598
Net Loss	$ (1,022,430)	$ (290,029)

Other Comprehensive Income
Foreign currency translation adjustment	467,359	(680,207)
Total Comprehensive Income (Loss)	$ (555,071)	$ (970,236)

Earnings (Loss) Per Share
Basic	$ (0.10)	$ (0.03)
Diluted	$ (0.10)	$ (0.03)
Weighted Average Shares
Basic	9,946,392	9,812,134
Diluted	9,946,392	9,812,134

The accompanying notes are an integral part of these consolidated financial statements

THE CASTLE GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDING DECEMBER 31, 2009 & 2008

	2009	2008
Cash Flows from Operating Activities
Net income (loss)	$ (1,022,430)	$ (290,029)
Depreciation	261,037	205,960
Amortization of discount	141,006	174,312
Foreign exchange (gain) loss on guarantor obligation	582,318	(584,950)
Stock issued for compensation	0	131,250
Interest on guarantor obligation	140,206	158,445
(Increase) decrease in
Accounts receivable	95,611	860,679
Other current assets	42,784	(137,745)
Deposits and other assets	2,378	1,111
Restricted cash	107,750	(115,434)
Deferred taxes	(39,015)	(196,598)
Increase (decrease) in
Accounts payable and accrued expenses	52,203	230,814
Net Cash from Operating Activities	363,848	437,815

Cash Flows from Investing Activities
Disposal of assets	7,053	0
Purchase of assets	(81,376)	(46,638)
Net Cash from Investing Activities	(74,323)	(46,638)

Cash Flows from Financing Activities
Proceeds from notes	550,000	500,000
Private placement of stock	-	224,744
Payments on notes	(597,706)	(1,188,174)
Net Cash from Financing Activities	(47,706)	(463,430)

Effect of exchange rate on changes in cash	36,989	(77,159)

Net Change in Cash	278,808	(149,412)
Beginning Balance	344,677	494,089
Ending Balance	$ 623,485	$ 344,677

Supplementary Information
Cash Paid for Interest	$ 77,514	$ 120,097
Cash Paid for Income Taxes	$ -	$ -

Significant Non-cash Transactions
Conversion of Debt to Stock	$ -	$ 227,500

The accompanying notes are an integral part of these consolidated financial statements

THE CASTLE GROUP INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
YEARS ENDING DECEMBER 31, 2009 & 2008

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance 12/31/07	11,050	$1,105,000	9,538,055	$190,761	$3,366,928	$(5,034,930)	$ (68,631)	$ (440,872)

Net Loss 12/31/08						(290,029)		(290,029)

Interest on Guarantor Obligation					158,445			158,445

Issuance of Stock for Services			75,000	1,500	129,750			131,250

Private Placement of Stock, net of Issuance costs			333,337	6,668	445,577			452,245

Foreign Currency
Translation Adjustment							(680,207)	(680,207)

Balance 12/31/08	11,050	1,105,000	9,946,392	198,929	4,100,700	(5,324,959)	(748,838)	(669,168)

Net Loss 12/31/09						(1,022,430)		(1,022,430)

Interest on Guarantor Obligation					140,206			140,206

Foreign Currency
Translation Adjustment							467,359	467,359

Balance 12/31/09	11,050	$1,105,000	9,946,392	$198,929	$4,240,906	$(6,347,389)	$ (281,479)	$ (1,084,033)

The accompanying notes are an integral part of these consolidated financial statements

The Castle Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.

Summary of Significant Accounting Policies

Organization

The Castle Group, Inc. was incorporated under the laws of the State of Utah on August 21, 1981.  The Castle Group, Inc. operates in the hotel and resort management industry in the State of Hawaii, New Zealand, and the Commonwealth of Saipan under the trade name “Castle Resorts and Hotels.”  The accounting and reporting policies of The Castle Group, Inc. (the “Company”) conform with generally accepted accounting principles and practices within the hotel and resort management industry.

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of The Castle Group, Inc. and its wholly-owned subsidiaries, Hawaii Reservations Center Corp., HPR Advertising, Inc., Castle Resorts & Hotels, Inc., Castle Resorts & Hotels Thailand Ltd., NZ Castle Resorts and Hotels Limited (a New Zealand Corporation),  NZ Castle Resorts and Hotels’ wholly-owned subsidiary, Mocles Holdings Limited (a New Zealand Corporation), Castle Resorts & Hotels NZ Ltd., Castle Group LLC (Guam), Castle Resorts & Hotels Guam Inc. and KRI Inc. dba Hawaiian Pacific Resorts (Interactive).  All significant inter-company transactions have been eliminated in the consolidated financial statements.

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

Restricted Cash

The Company holds funds on behalf of the unit owners for one of the properties it manages.  These funds are to be used only for the replacement and refurbishment of the furniture and equipment within the rooms owned by the unit owner.  As of December 31, 2009 and 2008, the Company had $145,320 and $215,428, respectively, of funds held for this purpose.  The Company records an offsetting liability as a long term deposit payable on its balance sheet.

Accounts Receivable

The Company records an account receivable for revenue earned but net yet collected.  If the Company determines any account to be uncollectible based on significant delinquency or other factors, it is immediately written off.  An allowance for bad debts has been provided based on estimated losses amounting to $185,749 and $244,631 as of December 31, 2009 and 2008, respectively.

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

At December 31, 2009 and 2008, property, furniture, and equipment consisted of the following:

         2009                  2008

     Real estate - Podium (see Note 11)

                $   7,440,400        $ 6,003,533

     Equipment and furnishings

     1,427,281           1,104,065

     Less accumulated depreciation

    (1,779,584)        (1,212,900)

 $   7,088,097       $ 5,894,698

Depreciation is computed using the declining balance and straight-line methods over the estimated useful life of the assets (Equipment and furnishings 5 to 7 years, Podium 50 years).  For the years ended December 31, 2009 and 2008, depreciation expense was $261,037 and $205,960, respectively.

Goodwill and Intangibles

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

Advertising, Sales and Marketing Expenses

The Company incurs sales and marketing expenses in conjunction with the production of promotional materials, trade shows, and retainers for out-of-state sales agents, and related travel costs.  The Company expenses advertising and marketing costs as incurred or as the advertising takes place.  For the years ended December 31, 2009 and 2008, total advertising expense was $975,171 and $1,310,388 respectively.

Stock-Based Compensation

The Company has accounted for stock-based compensation by recording an expense associated with the fair value of stock-based compensation.  The Company currently uses the Black-Scholes option valuation model to calculate the valuation of stock options and warrants at the date of grant.  Option pricing models require the input of highly subjective assumptions, including the expected price volatility.  Changes in these assumptions can materially affect the fair value estimate.

The average risk-free interest rate is determined using the U. S. Treasury rate in effect as of the date of grant, based on the expected term of the warrant.

Income Taxes

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities.  The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement.  Unrecognized tax benefits are tax benefits claimed in our tax returns that do not meet these recognition and measurement standards.  Our policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense.  For the years ended December 31, 2009 and 2008, the Company did not recognize any interest or penalties in its Statement of Operations, nor did it have any interest or penalties accrued in its Balance Sheet at December 31, 2009 and 2008, relating to unrecognized benefits.

Basic and Diluted Earnings per Share

Basic earnings per share of common stock were computed by dividing income available to common stockholders, by the weighted average number of common shares outstanding.  Diluted earnings per share were computed using the “treasury stock method”. The calculation of Basic and Diluted earnings per share for 2009 and 2008 did not include 368,335 shares which would be issued upon conversion of the outstanding $100 par value redeemable preferred stock of the Company, nor does it include 483,337 shares issuable pursuant to the exercise of vested warrants as of December 31, 2008 and 583,337 vested warrants as of December 31, 2009 as the effect would be anti-dilutive.

Concentration of Credit Risks

The Company maintains its cash with several financial institutions in Hawaii and New Zealand.  Balances maintained with these institutions are occasionally in excess of federally, insured limits.  As of December 31, 2009 and 2008, the Company had balances of $221,782 and $85,181, respectively, in excess of US federally insured, limits of $250,000 per financial institution.

Concentration in Market Area

The Company manages hotel properties in Hawaii, New Zealand and Saipan, and is dependent on the visitor industries in these geographic areas.

Fair Value of Financial Instruments

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs.  A fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, may be used to measure fair value.  The carrying value of notes receivable and notes payable approximates fair values as these notes have interest rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Guarantees

We record a liability for the fair value of a guarantee on the date a guarantee is issued or modified.  The offsetting entry depends on the circumstances in which the guarantee was issued.  Funding under the guarantee reduces the recorded liability.  When no funding is forecasted, the liability is amortized into income on a straight-line basis over the remaining term of the guarantee. Guarantees are presented as other long term obligations on the balance sheet.

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

New Accounting Pronouncements

In June 2009, the FASB issued FASB ASC 860-10-05 (Prior authoritative literature: FASB Statement 166, Accounting for Transfers of Financial Assets). This Statement removes the concept of a qualifying special-purpose entity from Statement 140 and removes the exception from applying FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to qualifying special-purpose entities. FASB ASC 860-10-05 is effective for fiscal years beginning after November 15, 2009. The Company is currently assessing the impact of FASB ASC 860-10-05 on its financial position and results of operations.

In June 2009, the FASB issued FASB ASC 810-10-25 (Prior authoritative literature: FASB Statement 167-Amendment to FIN 46(R), Consolidation of Variable Entities). FASB ASC 810-10-25 eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires a qualitative analysis to determine whether an enterprise’s variable interest gives it a controlling financial interest in a variable interest entity. FASB ASC 810-10-25 contains certain guidance for determining whether an entity is a variable interest entity. This statement also requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. FASB ASC 810-10-25 will be effective as of the beginning of the Company’s 2010 fiscal year. The Company is currently evaluating the impact of the adoption of FASB ASC 810-10-25.

In October 2009, the FASB issued ASU No. 200-13, Revenue Recognition – Multiple Deliverable Revenue Arrangements (“ASU 2009-13”).  ASU 2009-13 updates the existing multiple-element revenue arrangements guidance currently included in FASB ASC 605-25.  The revised guidance provides for two significant changes to the existing multiple-element revenue arrangements guidance.  The first change relates to the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting.  This change will result in the requirement to separate more deliverables within an arrangement, ultimately leading to less revenue deferral.  The second change modifies the manner in which the transaction consideration is allocated across the separately identified deliverables.  Together, these changes will result in earlier recognition of revenue and related costs for multiple-element arrangements than under previous guidance.  This guidance expands the disclosures required for multiple-element revenue arrangements.  Effective for interim and annual reporting periods beginning after December 15, 2009.  The Company is currently evaluating the potential impact, if any, of this guidance on its financial statements.

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

As part of the Company’s purchase of real estate in New Zealand (see Note 11), an assignment of $3,018,000 of the total note receivable from HBII was made to the seller of the real estate, with the Company remaining as guarantor should the note receivable not be collected before December 24, 2010 (See Note 3).  The Company has received a letter from the note holder and reasonably expects that the maturity date of this liability will extend to December 31, 2012 and is currently working on the legal documentation for this extension.  As such, this liability is presented as a long term liability on the Balance Sheet.

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

Quintus is the owner of a timeshare resort project in Genoa, Nevada, near Lake Tahoe.  Quintus has not yet completed its financial statements for 2009 but the latest unaudited financial statements received from Quintus showed a net equity of approximately $1.6 million.  Neither Quintus’ estimates as to the fair market value of its assets nor its projections have been verified or reviewed by Management or any independent third party.

For at least the next year, Quintus will be required to use all of its available cash flow to pay down the substantial indebtedness it incurred in purchasing the resort.  Based on Quintus’s financial projection, HBII’s management believes that it is likely to receive in excess of $6,000,000 from its ownership interest in Quintus and that it will utilize these funds to pay its indebtedness to the

Company.  In that the distributions from HBII will likely not be realized for a number of years and are subject to uncertainty and risks over which the Company has no control, there can be no assurance that the Company will receive any distributions from HBII’s ownership interest in Quintus within the next ten years, if at all.  In light of such uncertainties, as required by Generally Accepted Accounting Principles (“GAAP”) the Company has established a reserve for uncollectible amounts equal to the entire amount of the receivable.

Loan Fees

In 2006, the Company secured $600,000 in financing from a bank, which was subsequently replaced by a loan and line of credit from another bank (see note 6 to the financial statements).  The CEO of the Company acted as guarantor for these loans.  As consideration for the guaranty, the Company pays a quarterly guaranty fee of 2% of the amount of the credit facility utilized per annum to the CEO of the Company.  During 2009 and 2008, the Company paid $0 and $4,499, respectively, in guaranty fees to the Company’s CEO.

Related Party Loans

In June, 2004, a director loaned the Company $100,000 with interest at the rate of 8% per annum and monthly payments of interest plus $521, and a maturity date of January 1, 2012.

In December of 2007, and early 2008 the Chairman and CEO of the Company advanced a total of $100,000 to the Company to capitalize the Company’s Thailand subsidiary, and in April 2008, the advance was converted to common stock and warrants as part of the Company’s Unit offering.

In April 2008 two directors converted loans outstanding totaling $100,000 into common stock and warrants as part of the Company’s Unit offering.

Through December 2009, the Company has accrued but not paid the Chairman and CEO a total of $45,332 for expenses incurred on behalf of the Company, and $49,282 for interest accrued on a note payable.

Through December 2009, the Company has accrued but not paid the Company’s Corporate Secretary a total of $8,000 for professional fees earned during 2009.

3.

Notes Receivable

Notes receivable consisted of the following:

       2009

               2008

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

See Note 2 above. Pursuant to GAAP, the Company has established a reserve for uncollectible amounts.  The Company recorded an expense during 2007 for $954,459, and reduced additional paid in capital for $3,315,002 in providing for the reserve. This is a reflection of the nature of the original accounting treatment.  This line item does not appear on the balance sheet due to its $0 carrying value.

4.

Commitments and Contingencies

Leases

The Company leases two office spaces expiring February 28, 2011 and October 31, 2011 and for the years ended December 31, 2009 and 2008, the Company paid $379,358 and $340,554, respectively, in lease expense for these leases. As of December 31, 2009, the future minimum rental commitment under these leases was $498,222.

In July, 2001, Castle entered into lease agreements (in lieu of a traditional management agreements) with each of the owners of approximately 250 investment units of the Spencer on Byron condominium project for the purpose of having those units be part of the rental program at the Spencer on Byron Hotel.  The leases are for a period of ten years expiring on July 18, 2011, and Castle has the option to extend these leases for an additional 20 years.  Monthly lease rent through 2011 is calculated as a percentage of the purchase price paid by the original owner of each condominium. Total lease expense for the year ending December 31, 2009 and 2008 was $2,037,292 and $2,231,637, respectively.

As of December 31, 2009, the future lease commitments are as follows:

  Year

      Amount

  2010

       2,604,721

  2011

       1,535,875

  2012

                    0

  Total

$     4,140,596

The purchase of Mocles Holdings Limited (see Note 11) includes a requirement for monthly payments of the greater of $14,354 (NZ$20,000) or Surplus Profits, as defined at Note 11.  Using the monthly rate of $14,354, total annual payments are approximately $172,248 per year, beginning in 2005 and continuing through 2011 at that amount.  The Company has not yet determined whether the Surplus Profits will be greater than $172,248 for 2010.  The approximate term is 2 years.

As of December 31, 2007, the Company had an available lease line of credit with a bank for up to $250,000.  In December of 2007, as part of the Company acquiring a new hotel management agreement, the Company allowed the hotel owner to purchase computer hardware using the Company’s equipment lease line of credit in the amount of $76,501.  The hotel owner is responsible for making the operating lease payments to the bank, and also agreed to assume, refinance or retire the lease should the management agreement between the Company and the hotel be terminated.  On October 24, 2008, the lease line of credit was terminated by the bank upon the Company refinancing its term loan and revolving line of credit with another bank.  In December 2009, the balance due on the lease line of credit was assigned over to the hotel owner.

Guaranty

As part of the Company’s purchase of real estate in New Zealand (see Note 11), an assignment of $3,018,000 of the total note receivable from HBII was made to the seller of the real estate, with the Company remaining as guarantor should the note receivable not be collected before December 31, 2012 (see Note 2).  Due to the devaluation of the New Zealand dollar against the US dollar, the amount recorded as “Other long term obligations” on the Company’s balance sheet was reduced to $2,433,050; with the difference of $584,950 recorded as a foreign exchange gain as of December 31, 2008.   In 2009, the New Zealand dollar strengthened against the US dollar, and the Company recorded a foreign exchange loss of $582,318, and increased the amount recorded as “Other long term obligations” to $3,015,368.

The assignment does not have a provision for interest and in 2007, the Company had fully amortized the imputed interest on the assignment.  For 2009 and 2008, the Company recorded interest expense of $140,206 and $158,445, respectively, based on 5.25% on the guaranty of NZ$ 4,201,433 assignment and an increase in Additional Paid in Capital for the same amount.

The Company has recognized a guarantor liability for these assignments, amounting to $3,015,368 as of December 31, 2009, and $2,433,050 as of December 31, 2008, which represents the present fair value of the obligation undertaken in becoming a guarantor of the payment of the assigned receivables.  Pursuant to an extension agreement signed in March 2008, since the Company was current with its other obligations in connection with the purchase of the New Zealand Real Estate, the remaining balance will be due on December 24, 2010.  Further, if the Company is current with those obligations as of December 24, 2010, and has paid not less than NZ$ 7,183,260 toward the purchase price, an additional six month extension is available. In March 2010, the Company further extended the due date such that if the Company is current with its obligations in connection with the purchase of the New Zealand Real Estate, an additional extension of twenty four months, to December 31, 2012 is available.

Management Contracts

The Company manages several hotels and resorts under management agreements expiring at various dates.  Several of these management agreements contain automatic extensions for periods of 1 to 10 years.

In addition, the Company has sales, marketing and reservations agreements with other hotels and resorts expiring at various dates through March 2014.  Several of these agreements contain automatic extensions for periods of one month to three years.  Fees received are based on revenues, net available cash flows or commissions as defined in the respective agreements.

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

5.

Employee Benefits

The Company has a 401(k) Profit Sharing Plan (the “Plan”) available for its employees.  Under the terms of the Plan, the Company may match 50% of the compensation reduction of the participants in the Plan up to 1% of compensation.  Matching contributions for the years ended December 31, 2009, and 2008 were $2,660 and $13,030, respectively.  Any employee with one-year of continuous service and 1,000 credit hours of service, who is at least twenty-one years old, is eligible to participate.  For the years ended December 31, 2009 and 2008, the Company made no profit contributions.  On March 1, 2009, the Company terminated its matching contribution.  Employees may continue to contribute a portion of their compensation into the plan however the Company will not make a matching contribution.

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

         2009

         2008

Note dated 4/26/04 to the Company’s CEO with interest

at prime plus 2.5%, with monthly payments of $2,544

balance due on 4/26/09, unsecured

$              0

$      10,190

Note dated 6/6/04 to a director, with interest at the rate

of 8%, monthly payments of  interest plus $521,

balance due 1/1/12, unsecured

        40,104

        46,354

Note dated 6/16/04 to unrelated party with interest at the

rate of 15% due on 1/1/12 with monthly payments of

NZ$3,225 (US$2,315), unsecured

      185,167

      149,408

Note dated 7/31/95 to former stockholders, due 8/31/98

with interest at 6%, unsecured.  No formal demand has

been made on the Company.

        12,000

        12,000

Note dated 12/31/02 from the Company’s CEO, with

interest at 10%, due on or before 1/1/12, unsecured

      117,316

      117,316

Note dated 12/31/04, payable in New Zealand, net of

discount of US$0.158 million and US$0.256 million, as of 2009 and 2008, respectively, with an original face value of US$8.6 million and which is secured by real estate in New Zealand

and a general security agreement including an assignment of

US$3.018 million of the note receivable due from HBII.  The

Company acts as a guarantor for the payment of the assigned

receivable, and therefore, the obligation undertaken as a guarantor is included in this amount.  The guarantor obligation is referred to as “Other long term obligations” on the Balance Sheet

(See Note 4).  The effective interest rate at December 31,

2009 is 4.35% per annum.  The maturity date is December

31, 2012 (See Note 2).

    7,483,447

   6,048,787

Note dated 12/31/04 payable to unrelated

party, with interest at 10% due 3/01/12

with monthly payments of $2,975, unsecured

        64,445

       92,176

Note dated 10/20/08 payable to a bank, with interest

at the bank’s prime rate plus 1%, secured by a security

interest in all personal property of the Company and by

the personal guaranty of the Company’s Chairman &

CEO, with monthly payments of $8,333 plus interest.

The note is due on or before 10/20/2013

      383,338

     483,334

Revolving line of credit with a bank for up to $200,000.

The line is secured by a general security interest in the

Company’s assets.  Draws against the line will bear interest at the bank’s base lending rate plus 1%.  The line has a

termination date of October 31, 2010.

        50,000

 0

Revolving line of credit with a bank for up to NZ $300,000.

The line is secured by a general security interest in the Company’s assets in New Zealand.  Draws against the line will bear interest at the bank’s base lending rate plus 2%.  The line is cancellable at any time by the bank.

                0

               0

Note dated 5/15/09 payable to unrelated party, unsecured, with interest at 10% and monthly payments of $12,011.  The note

is due on or before January 11, 2011.

      143,918

               0

Note dated 12/31/04 payable to unrelated party,

secured by up to $800,000 of the note receivable from

Hanalei Bay Resort (see note 3) with interest at 8%,

balance is due on 5/1/2009

               0

       35,959

Subtotal

$ 8,479,735

$ 6,995,524

Less Current Portion

     500,412

      480,522

Notes payable, non-current

$ 7,979,323

$ 6,515,002

The five year payout schedule for notes payable is as follows:

 Year

   Amount

 2010

$   500,412

 2011

     326,948

 2012

  7,569,036

 2013

       83,339

 2014

 0

 Total

$ 8,479,735

7.

Redeemable Preferred Stock

In 1999 and 2000, the Company issued a total of 11,050 shares of $100 par value redeemable preferred stock to certain officers and directors.  Dividends are cumulative from the date of original issue and are payable semi-annually, when, and if declared by the board of directors beginning July 15, 1999, at a rate of $7.50 per annum per share.  During the fiscal year ended July 31, 2000, the Company paid dividends to holders of record as of July 15, 2000, in the amount of $16,715.  At December 31, 2009, undeclared and unpaid dividends on these shares were $870,199 or $78.75 per preferred share.  These dividends are not accrued as a liability, as no declaration has occurred.  The shares are nonvoting, and are convertible into the Company’s common stock at an exercise price of $3.00 per share.  As of January 15, 2001, the redeemable preferred stock is redeemable at the option of the Company at a redemption price of $100 per share plus accrued and unpaid dividends.

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

The Company has a guarantor obligation of NZ$ 4,201,433 related to the purchase of real estate (see Note 11).  The terms of the agreement do not provide for interest to be paid to the holder of this debt and therefore in 2009 and 2008, the Company recorded interest expense of $140,206 and $158,445, respectively, representing 5.25% of the obligation and increased Additional Paid in Capital for the amount of interest expense recorded on the obligation.

Common Stock Options and Warrants

The Company does not have Stock Based Incentive, Stock Purchase or Stock Option or Warrant Plans.  During 2008, the Company granted Warrants for the purchase of up to 333,337 shares of the Company’s common stock.  No compensation expense for these Warrants is necessary since they were purchased as part of the 2008 private placement.  During 2007, the Company granted the Warrants for the purchase of up to 250,000 shares of the Company’s common stock.  None of these Warrants have been exercised as of December 31, 2009.  In applying the Black-Sholes methodology to the warrant grants the fair value of the Company’s stock-based awards granted was estimated using an expected annual dividend yield of 0%, a risk free interest rate of 4.87%, an expected warrant life of  between 0 and 1.0 years and expected price volatility of  39.02%.  The overall impact on the consolidated statement of operations for stock-based compensation expense for the years ended December 31, 2009 and 2008 was negligible. No options or warrants were outstanding prior to January 1, 2007.

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

Changes in warrants for the years ended December 31, 2009 and 2008 were as follows:

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Term (in Years)	Intrinsic Value
Balance at December 31, 2007	250,000	$2.20	3.5	$ 0
2008:
Granted	333,337	$3.50	2.3	$ 0
Exercised	0
Forfeited/expired	0
Outstanding at December 31, 2008	583,337	$2.95	Various	$ 0
Vested at December 31, 2008	483,337	$2.95	Various	$ 0
Exercisable at December 31, 2008	0	$ 0		$ 0
Weighted average fair value of warrants granted during year-$0
2009:
Granted	0	$ 0	0	$ 0
Exercised	0
Forfeited/expired	0
Outstanding at December 31, 2009	583,337	$2.95	Various	$ 0
Vested at December 31, 2009	583,337	$2.95	Various	$ 0
Exercisable at December 31, 2009	0	$ 0		$ 0

The following table summarizes information about compensatory warrants outstanding at December 31, 2009:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.00	200,000	2.5	$ 2.00	0	$ 0
$3.00	50,000	2.6	3.00	0	$ 0
Total:
$2.00-$3.00	250,000	2.5	$ 2.20	0	$ 0

9.            Income Taxes

The provision for income taxes consists of the following:

	2009	2008
Current	$ 0	$ 0
Deferred
Federal	(32,834)	(165,454)
State	(6,181)	(31,144)
Foreign	-	-
Total Provision (Benefit)	$ (39,015)	$ (196,598)

The components of the Company’s deferred tax assets and liabilities are as follows:

	2009	2008
Deferred Tax Assets
Current:
Accounts Receivable	$ 52,076	$ 71,134
Accrued Vacation	103,924	130,491
Net Operating Loss	33,000	178,000
Total Current	189,000	379,625
Non-Current
Note Receivable	385,601	385,601
Goodwill	29,758	39,637
Net Operating Loss Carryforwards	1,691,955	1,863,035
Total Non-Current	2,107,314	2,288,273
Total Deferred Tax Assets	2,296,314	2,667,898
Less: Valuation Allowance	(99,226)	(509,825)
Net Deferred Tax Asset	$ 2,197,088	$ 2,158,073

Deferred Tax Assets (Liabilities)
Current Portion	$ 189,000	$ 379,625
Non-Current Portion	$ 2,008,088	$ 1,778,448

As of December 31, 2009, the Company had net operating loss carry forwards amounting to $4,024,082 and $330,753 for domestic and foreign, jurisdictions, respectively, which expire on various dates through 2029.  The Company expects to utilize $33,000 of the loss carryforward for the year ended December 31, 2010, and has therefore classified the deferred tax asset associated with the loss carryforward as a current asset on the Company’s consolidated balance sheet.  The valuation allowance decreased during the period by $410,599 to $99,226 from 2008 to 2009.

Income tax expense differs from amounts computed by applying the statutory Federal rate to pretax income as follows:

	2009	2008
Expected US Income Tax (Benefit) on Consolidated Income before Tax	$ (360,891)	$ (164,454)
Effects of:
Expected State Income Tax (Benefit) on Consolidated Income before Tax	(67,932)	(30,116)
Change in valuation allowance	410,599	(30,207)
Other	(20,791)	29,179
Effective Tax Provision (Benefit)	$ (39,015)	$ (196,598)

The Company has evaluated its uncertain tax positions and determined that any required adjustments would not have a material impact on the Company's balance sheet, income statement, or statement of cash flows.

A reconciliation of the unrecognized tax benefits for the years ending December 31, 2009 and 2008 is presented in the table below:

	2009	2008
Beginning Balance	$ 0	$ 0
Additions based on tax positions related to the current year	0	0
Reductions for tax positions of prior years	0	0
Reductions due to expiration of statute of limitations	0	0
Settlements with taxing authorities	0	0
Ending Balance	$ 0	$ 0

Our policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense.  For the year ended December 31, 2009 and 2008, we did not recognize any interest or penalties, nor did we have any interest or penalties accrued as of December 31, 2009 and 2008 relating to unrecognized benefits.

The tax years 2000 through 2009 remain open to examination for federal income tax purposes and by other major taxing jurisdictions to which we are subject.

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

The consolidated financial statements include the following related to international operations (which are predominately in New Zealand and related to Gross Contract agreements):  Revenues of $6,679,508 in 2009 and $8,954,324 in 2008; results from operations of ($525,876) in 2009 and $181,268 in 2008; and fixed assets of $7,070,019 in 2009 and $5,855,385 in 2008.   The consolidated financial statements also include the following related to our operations in Thailand:  Revenues of $374,499 in 2009 and $725,082 in 2008; results from operations of ($111,831) in 2009 and ($89,731) in 2008; and fixed assets of $0 in 2009 and $9,028 in 2008.

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

Mocles owns the Podium levels (“Podium”) of the Spencer on Byron Hotel in Auckland, New Zealand.

The purchase price for Mocles was $7,440,430 (NZ$10,367,048), net of imputed interest $1,171,970 (NZ$1,632,952).  The face value of the purchase price was $8,612,400 (NZ$12,000,000).

The purchase price is to be paid as follows:

Partial assignment of the Company’s receivables from Hanalei Bay International Investors (“HBII”) in the amount of US$3,018,000.  In the event that this amount is not realized from HBII, the Company is obligated to make up the difference by December 31, 2012.

Monthly payments of the greater of NZ$20,000 (US$14,354), or Surplus Profits defined as 50% of net profits, whichever is higher, calculated in accordance with New Zealand’s Generally Accepted Accounting Principles or International Reporting Standards.  Beginning on August 1, 2011, monthly payments will be increased by NZ$20,000 (US$14,354), which represents interest on the outstanding obligation.  The vendor has the right to increase the interest payable on the then outstanding balance of the purchase price provided that the interest rate does not exceed the Westpac Banking Corporation indicator lending rate plus a margin of 3%.

At the time of purchase, Mocles had additional debts, namely:

(1)

Bank Mortgage – There is $2,273,502 payable to a bank which is secured by the Podium.  The liability to the bank must be refinanced, paid in full, or renegotiated to the extent that the current guarantors are released from all obligations associated therewith, by December 31, 2009, which was subsequently extended to December 24, 2010.

(2)

Advances from parties heretofore related to Mocles in the amount of $1,509,768.  The entire amount is due and payable by December 31, 2012 (See Note 2).  There is no interest associated with this liability through 2010.

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

A replacement fund is to be established from 50% of the net profits from the operation of the Podium, until such time as there is NZ$175,000 (US$125,598) regularly available for the replacement of furniture, fixtures and equipment installed in the Podium.  If and to the extent that the balance in the replacement fund would exceed NZ$175,000 (US$125,598), the 50% share of the net profits must be paid towards the purchase price rather than being accumulated.  As of December 31, 2009 and 2008, there was NZ$1,801 (US$1,293) and NZ$146,338 (US$84,744) in the replacement fund.

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

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management conducted an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer (who is also the Acting Chief Financial Officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2009.  Our Chief Executive Officer has concluded that all disclosure controls and procedures were effective as of December 31, 2009, in providing reasonable assurance that information required to be disclosed by us in the reports we file under the Exchange Act are recorded, processed, summarized, and reported as specified in the Securities and Exchange Commission’s rules, regulations, and forms.

The design and evaluation of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.  Management has determined that any identified deficiencies, in the aggregate, do not constitute material weaknesses in the design and operation of our internal controls in effect prior to December 31, 2009.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during its fourth fiscal quarter of 2009 that have materially affected, or are reasonably likely to materially affect its internal control over financial reporting.

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

Management’s assessment of the effectiveness of our internal controls is based principally on our financial reporting as of December 31, 2009.  In making our assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Our management, with the participation of our Chief Executive Officer (who is also the Acting Chief Financial Officer), has evaluated the effectiveness of our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, as of December 31, 2009.  Those rules define internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”) and includes those policies and procedures that:

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

Based on our assessment and those criteria, management believes that, as of December 31, 2009, the Company’s internal control over financial reporting is effective.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for Smaller Reporting Companies.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.  Our auditors have not advised us of any material weaknesses in our internal controls in connection with auditing our consolidated financial statements for the years ended December 31, 2009, and 2008.

Item 9B. Other Information.

In 2009, the Company discontinued its matching contribution on the Company’s 401k pension plan (see note 5 to the consolidated financial statement).

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information concerning the directors and executive officers of Castle as of December 31, 2009.  Except as otherwise stated below, the directors will serve until the next annual meeting of stockholders or until their successors are elected or appointed, and the executive officers will serve until their successors are appointed by the Board of Directors.

Name	Age	Position	Position Held Since
Rick Wall	66	Chief Executive Officer, acting Chief Financial Officer, Director and Chairman of the Board	1993
Alan R. Mattson	53	Chief Operating Officer and Director	2004
Jerry Ruthruff	62	Secretary and Director	2004
John Brogan	77	Director	2007
Michael Irish	56	Director	2004
Rick Humphreys	66	Director	2005
Stanley Mukai	77	Director	2004
Motoko Takahashi	65	Director	1993
Roy Tokujo	68	Director	1998
Tony Vericella	57	Director	2004
Robert Wu	44	Director	2007

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

Item 11. Executive Compensation.

Executive Compensation

The following table shows for the fiscal years ended December 31, 2009 and 2008 the aggregate annual remuneration of the highly paid persons who are executive officers of Castle:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation	All Other Compensation (1)	Total Earnings
Rick Wall CEO & Director	12/31/09 12/31/08	$ 1,000 225,249	$ 0 0	$ 0 0	$ 0 0	$ 0 0	$ 0 0	$ 83 2,252	$ 1,083 227,501
Alan Mattson COO & Director	12/31/09 12/31/08	170,875 181,988	0 0	0 0	0 0	0 0	0 0	290 1,853	171,165 183,841

Mr. Wall earns salary commensurate with his Employment Agreement dated July 1, 2004, however, in 2009; Mr. Wall declined his salary for the calendar year 2009.

Mr. Mattson earns salary commensurate with his Employment Agreement January 1, 2006.

In addition, both Mr. Wall and Mr. Mattson participate in Castle’s 401(k) benefit plan.

(1)

All Other Compensation consists of Company contributions to the Company’s qualified 401(k) plan

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

None as the Company does not have, nor has it has in the past, an equity compensation program.

Compensation of Directors

DIRECTOR COMPENSATION

Director	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Rick Wall* ^	$ 1,000	$ 0	$ 0	$ 0	$ 0	$ 0	$ 1,000
Alan Mattson* ^	1,000	0	0	0	0	0	1,000
John Brogan	1,000	0	0	0	0	0	1,000
Rick Humphreys	500	0	0	0	0	0	500
Michael Irish	1,000	0	0	0	0	0	500
Stanley Mukai	1,000	0	0	0	0	0	1,000
Jerry Ruthruff	500	0	0	0	0	52,000	52,500
Motoko Takahashi*	1,000	0	0	0	0	0	1,000
Roy Tokujo	1,000	0	0	0	0	0	1,000
Tony Vericella	1,000	0	0	0	0	0	1,000
Robert Wu*	500	0	0	0	0	0	500

*Directors who are employees of the Company

^Fees are included as compensation under Item 10 "Summary Compensation Table"

In May, 2009, the members of the Board decided to forego compensation for attending meetings of the Board.  Prior to this, non-employee Directors were paid $500 for each meeting of the Board which they attend.  Members of the Executive Committee, Compensation Committee and Audit Committee were paid $250 for each meeting of the respective committees which they attend. Castle does not presently have a stock option or similar compensation or incentive plan for members of the Board of Directors

Item 12 . Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners

The following table sets forth the number of shares of Castle’s common stock beneficially owned as of March 31, 2010 by:  (i) each of the two highest paid persons who were officers and directors of Castle, (ii) all officers and directors of Castle as a Group, and (iii) each shareholder who owned more than 5% of Castle’s common stock, including those shares subject to outstanding options, warrants and other convertible items.  Amounts also reflect shares held both directly and indirectly by the persons named.

Name and Address	Beneficially Owned (1)	Shares % of Class (4)
Rick Wall 3 Waterfront Plaza, Suite 555 500 Ala Moana Boulevard Honolulu, HI 96813	2,719,833 (2)	27.3%
Motoko Takahashi 3 Waterfront Plaza, Suite 555 500 Ala Moana Boulevard Honolulu, HI 96813	1,138,900	11.5%
Roy Tokujo 1580 Makaloa St. Honolulu, HI 96814	413,334	4.2%
Jerry Ruthruff 700 Richards Street, Apt. 2709 Honolulu, HI 96813	333,334	3.4%
Stanley Mukai 500 Ala Moana Blvd 4th Floor Honolulu, HI 96813	180,334(3)	1.8%
Alan R. Mattson 3 Waterfront Plaza, Suite 555 500 Ala Moana Boulevard Honolulu, HI 96813	102,000	1.0%
Robert Wu P.O Box 11119 Honolulu, HI 96828	93,667	0.9%
Michael Irish 3 Waterfront Plaza, Suite #555 Honolulu, HI 96813	25,000	0.3%
John Brogan 797 Moanila St. Honolulu, HI 96821	33,334	0.3%
Tony Vericella 1909 Ala Wai Blvd #1603 Honolulu, HI 96815	16,667	0.2%
Directors and officers as a group (10 persons)	5,056,403	50.8%

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

(3)

Includes 180,344 shares held by a family foundation and pension plan.

(4)

Determined on the basis of 9,946,392 shares outstanding.

Changes in Control

There are no current or planned transactions that would or are expected to result in a change of control of Castle.

Securities Authorized for Issuance under Equity Compensation Plans

There are no current of planned issuances of securities under any equity compensation plan.

Options, Warrants and Rights

In 1999 and 2000, Castle issued 11,105 shares of Castle’s $100 par value redeemable Preferred Stock through a private placement for a gross consideration of $1,105,000.  The stock bears cumulative dividends at the rate of $7.50 per annum for each share of stock.  Upon certain tender offers to acquire substantially all of Castle’s common stock, the holders of the Redeemable Preferred Stock may require that the shares be redeemed at a redemption price of $100 per share plus accrued and unpaid dividends.  The shares are nonvoting and entitle the holder to convert each share of Preferred Stock into 33.33 shares of Castle’s common stock.  Dividends are cumulative from the date of original issue and are payable, semi-annually, when, and if, declared by the board of directors.  At December 31, 2009, undeclared and unpaid dividends on these shares were $870,199 or $78.75 per preferred share.

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

As part of the Company’s purchase of real estate in New Zealand (see Note 11), an assignment of $3,018,000 of the total note receivable from HBII was made to the seller of the real estate, with the Company remaining as guarantor should the note receivable not be collected before December 31, 2010 (See Note 2 to the Consolidated Financial Statements).

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

In October 2008, the Company secured a line of credit with a local bank for up to $250,000.  The line is secured by the personal guaranty of the Company’s Chairman and CEO, and a general security interest in the Company’s assets.  In October 2009, the line of credit was renewed for $200,000 and the personal guaranty of the Company’s Chairman and CEO was removed.  The line is due in October 2010.

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

Loan Fees

In 2006, the Company secured $600,000 in financing from a bank, which was subsequently replaced by a loan and line of credit from another bank (see note 6 to the financial statements).  The CEO of the Company acted as guarantor for these loans.  As consideration for the guaranty, the Company pays a quarterly guaranty fee of 2% of the amount of the credit facility utilized per annum to the CEO of the Company.  During 2009 and 2008, the Company paid $0 and $4,499, respectively, in guaranty fees to the Company’s CEO.

Related Party Loans

In June, 2004, a director loaned the Company $125,000 with interest at the rate of 8% per annum and monthly payments of interest plus $521, and a maturity date of January 1, 2012.  In March 2008, $50,000 of the principle balance was converted to common stock and warrants as part of the Company’s 2008 unit offering.

In December of 2007, and early 2008 the Chairman and CEO of the Company advanced a total of $100,000 to the Company to capitalize the Company’s Thailand subsidiary, and in April 2008, the advance was converted to common stock and warrants as part of the Company’s unit offering.

During 2002, the Company’s CEO advanced $117,316 to the Company for general working capital.  The note bears interest at 10% and is due on or before January 1, 2012.

During 2004, the Company’s CEO advanced $125,000 to the Company for general working capital.  The note calls for monthly payments of $2,544, including interest at prime plus 2.5%, with the remaining principle balance due on 4/26/09.  In April 2009, the note was paid in full.

Through December 2009, the Company has accrued but not paid the Chairman and CEO a total of $45,332 for expenses incurred on behalf of the Company, and $49,282 for interest accrued on a note payable.

Through December 2009, the Company has accrued but not paid the Company’s Corporate Secretary a total of $8,000 for professional fees earned during 2009.

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

Item 14. Principal Accounting Fees and Services.

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2009 and 2008:

Fee Category	2009	2008
Audit Fees	$ 95,217	$ 156,828
Audit-related Fees	0	0
Tax Fees	10,333	3,792
All Other Fees	4,063	4,741
Total Fees	$ 109,613	$ 165,361

AUDIT FEES

The aggregate fees billed by Castle’s auditors for professional services rendered in connection with the audit of Castle’s annual consolidated financial statements and reviews of the interim consolidated financial statements for 2009 and 2008 were $95,217 and $156,828, respectively.

AUDIT-RELATED FEES

There were no aggregate fees billed by Castle’s auditors for any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of Castle’s financial statements and are not reported under “Audit Fees” above for 2009 and 2008.

TAX FEES

The aggregate fees billed by Castle’s auditors for professional services for tax compliance, tax advice, and tax planning for 2009 and 2008 were $10,333 and $3,792, respectively.

ALL OTHER FEES

The aggregate fees billed by Castle’s auditors for all other non-audit services rendered to Castle, such as attending meetings and other miscellaneous financial consulting, for 2009 and 2008 were $4,063 and $4,741, respectively.

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

/s/ Rick Wall	Date:	3/31/10
Rick Wall
Chief Executive Officer and
Chairman of the Board

/s/ Alan R. Mattson	Date:	3/31/10	/s/ Jerry Ruthruff	Date	3/31/10
Alan R. Mattson			Jerry Ruthruff
Director and President Castle Resorts and Hotels, Inc.			Secretary and Director

/s/ John Brogan	Date:	3/31/10	/s/ Mike Irish	Date	3/31/10
John Brogan			Mike Irish
Director			Director

/s/ Rick Humphreys	Date:	3/31/10	/s/ Stanley Mukai	Date	3/31/10
Rick Humphreys			Stanley Mukai
Director			Director

/s/ Motoko Takahashi	Date:	3/31/10	/s/ Roy Tokujo	Date	3/31/10
Motoko Takahashi			Roy Tokujo
Director			Director

/s/ Tony Vericella	Date:	3/31/10	/s/ Robert Wu	Date	3/31/10
Tony Vericella			Robert Wu
Director			Director