Form 10-Q
period 2010-03-31
CASTLE GROUP INC
filed 2010-05-17
CIK 918543

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to____________

Commission File No. 000-23338

THE CASTLE GROUP, INC.

(Exact name of Registrant as specified in its charter)

Utah	99-0307845
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Ala Moana Boulevard, 3 Waterfront Plaza, Suite 555

Honolulu, Hawaii 96813

(Address of Principal Executive Offices)

(808) 524-0900

(Registrant’s Telephone Number)

N/A

(Former name, former address and former fiscal year,

if changed since last report)

Indicate by check mark whether the Registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the”Exchange Act”) during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [  ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [  ] No [  ]

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

April 30, 2010 - 9,946,392 shares of common stock.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

THE CASTLE GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2010 (UNAUDITED) & DECEMBER 31, 2009

ASSETS

	March 31	December 31
	2010	2009
Current Assets
Cash and cash equivalents	$ 508,192	$ 623,485
Accounts receivable, net of allowance for bad debts	1,601,533	1,710,449
Deferred tax asset	309,000	189,000
Prepaid and other current assets	217,302	288,952
Total Current Assets	2,636,027	2,811,886
Property plant & equipment, net	6,962,758	7,088,097
Goodwill	54,726	54,726
Deposits	24,477	24,477
Restricted cash	55,331	145,320
Deferred tax asset	1,871,477	2,008,088

TOTAL ASSETS	$ 11,604,796	$ 12,132,594

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$ 2,603,276	$ 3,023,711
Payable to related parties	100,232	131,737
Deposits payable	405,695	289,488
Current portion of long term debt	431,389	494,162
Current portion of long term debt to related parties	6,250	6,250
Accrued salaries and wages	781,739	763,488
Accrued taxes	125,550	139,542
Accrued interest	10,568	10,388
Other current liabilities	12,786	8,734
Total Current Liabilities	4,477,485	4,867,500
Non Current Liabilities
Long term debt, net of current portion	4,720,489	4,812,785
Deposits payable	287,500	369,804
Notes payable to related parties	149,608	151,170
Other long term obligations, net	2,987,639	3,015,368
Total Non Current Liabilities	8,145,236	8,349,127
Total Liabilities	12,622,721	13,216,627
Stockholders' Deficit
Preferred stock, $100 par value, 50,000 shares authorized,	1,105,000	1,105,000
11,050 shares issued and outstanding in 2010 and 2009
Common stock, $.02 par value, 20,000,000 shares authorized,	198,929	198,929
9,946,392 shares issued and outstanding in 2010 and 2009
Additional paid in capital	4,280,023	4,240,906
Retained deficit	(6,289,975)	(6,347,389)
Accumulated other comprehensive income (loss)	(311,902)	(281,479)
Total Stockholders' Deficit	(1,017,925)	(1,084,033)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 11,604,796	$ 12,132,594

The accompanying notes are an integral part of these consolidated financial statements

THE CASTLE GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
THREE MONTHS ENDED MARCH 31, 2010 & 2009
UNAUDITED

	2010	2009
Revenues
Revenue attributed from properties	$ 3,789,328	$ 3,313,233
Management & Service	535,359	688,964
Other Income	-	19,753
Total Revenues	4,324,687	4,021,950

Operating Expenses
Attributed property expenses	3,387,363	3,294,218
Payroll and office expenses	554,454	519,932
Administrative and general	176,659	149,708
Depreciation	59,637	41,211
Total Operating Expense	4,178,113	4,005,069
Operating Income	146,574	16,881
Foreign Exchange Gain (Loss)	27,730	64,702
Interest Expense	(100,279)	(47,630)
Income (Loss) before taxes	74,025	33,953
Income tax	(16,611)	(81,576)
Net Income (Loss)	$ 57,414	$ (47,623)

Other Comprehensive Income
Foreign currency translation adjustment	(30,423)	(59,340)
Total Comprehensive Income (Loss)	$ 26,991	$ (106,963)

Earnings (Loss) Per Share
Basic	$ 0.01	$ (0.00)
Diluted	$ 0.01	$ (0.00)
Weighted Average Shares
Basic	9,946,392	9,946,392
Diluted	9,946,392	9,946,392

The accompanying notes are an integral part of these consolidated financial statements

THE CASTLE GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2010 & 2009
UNAUDITED

	2010	2009
Cash Flows from Operating Activities
Net income (loss)	$ 57,414	$ (47,623)
Adjustments to reconcile from net income (loss) to net cash from operation activities:
Depreciation	59,637	41,211
Amortization of discount	39,269	29,722
Foreign exchange (gain) loss on guarantor obligation	(27,730)	(64,702)
Interest on guarantor obligation	39,117	-
(Increase) decrease in:
Accounts receivable	96,814	(241,640)
Other current assets	72,034	205,504
Deposits and other assets	-	(458)
Restricted cash	88,436	17,608
Deferred taxes	16,611	81,576
Increase (decrease) in:
Accounts payable and accrued expenses	(323,784)	(75,924)
Net Cash From Operating Activities	117,818	(54,726)

Cash Flows from Investing Activities
Disposal of assets	-	-
Net Cash from Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds from notes	100,000	25,000
Payments on notes	(331,811)	(45,128)
Net Cash from Financing Activities	(231,811)	(20,128)

Effect of exchange rate on changes in cash	(1,300)	(8,301)

Net Change in Cash	(115,293)	(83,155)
Beginning Balance	623,485	344,677
Ending Balance	$ 508,192	$ 261,522

Supplementary Information
Cash Paid for Interest	$ (18,779)	$ (14,795)
Cash Paid for Income Taxes	$ -	$ -

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

Note 1 Basis of Presentation

The accompanying consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  In the opinion of management, the accompanying interim financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation.  The results of operations for the three-month period ended March 31, 2010, are not necessarily indicative of the results for a full-year period.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in Castle’s annual audited financial statements for the year ended December 31, 2009.

Revenue Recognition

The Company recognizes revenue from the management of resort properties according to terms of its various management contracts.

The Company has two basic types of agreements.  Under a “Gross Contract” the Company records revenue which is based on a percentage of the gross rental proceeds received from the rental of hotel or condominium units. Under a “Gross Contract” the Company pays a portion of the gross rental proceeds to the owner of the rental unit.  The Company only records the difference between the gross rental proceeds and the amount paid to the owner of the rental unit as “Revenue Attributed from Properties.”  The portion of the revenues that represent the unit owners’ percentages are not recorded by the Company as revenue or expenses.  Under a Gross Contract, the Company is responsible for all of the operating expenses for the hotel or condominium unit.  Under a “Net Contract”, the Company receives a management fee that is based on a percentage of the gross rental proceeds received from the rental of hotel or condominium units.  Under the Net Contract, the owner of the hotel or condominium unit is responsible for all of the operating expenses of the rental program covering the owner’s unit.  Under a Net Contract, the Company also typically receives an incentive management fee, which is based on the net operating profit of the covered property.  Revenues received under the net contract are recorded as Management and Service Revenue. Under both types of agreements, revenues are recognized after services have been rendered.  A liability is recognized for any deposits received for which services have not yet been rendered.

Note 2 New Accounting Pronouncements

In October  2009,  the FASB issued ASU  2009-13,  Multiple-Deliverable Revenue  Arrangements,  (amendments  to FASB ASC  Topic  605,  Revenue Recognition)  ("ASU  2009-13") and ASU 2009-14,  Certain  Arrangements That Include  Software  Elements,  (amendments  to FASB ASC Topic 985, Software) ("ASU  2009-14"). ASU  2009-13 requires entities to allocate revenue  in an  arrangement  using  estimated  selling  prices  of the delivered goods and services based on a selling price  hierarchy.  The amendments  eliminate the residual  method of revenue  allocation  and require  revenue to be  allocated  using the  relative  selling  price method. ASU  2009-14  removes  tangible  products  from  the  scope of software revenue guidance and provides guidance on determining whether software  deliverables  in an  arrangement  that  includes  a tangible product are covered by the scope of the software revenue guidance. ASU 2009-13 and ASU 2009-14  should be applied on a prospective  basis for revenue arrangements  entered into or  materially  modified in fiscal years  beginning  on or  after  June 15,  2010,  with  early  adoption permitted.  The Company is currently  evaluating,  but does not expect adoption of ASU  2009-13 or ASU  2009-14 to have a material  impact on the  Company's   consolidated   results  of  operations  or  financial condition.

In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update No. 2010-06, an update to Statement of Financial Accounting Standards Board Auditing Standard Codification Topic 820 “Fair Value Measurements and Disclosures” (FASB ASC 820). The update provides amendments to FASB ASC 820 that will provide more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Leve1 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of the updates to FASB ASC 820 did not have a material impact on the financial statements.

Note 3 Foreign Currency Transaction Gain / Loss

As part of the Company’s purchase of real estate in New Zealand, the Company has guaranteed an amount of up to $3,018,000 to the seller of the real estate and the Company recorded this guaranty as “Other Long Term Obligations” on its balance sheet.  The loan issued upon the purchase of the New Zealand real estate is payable in New Zealand dollars.  Due to the devaluation of the New Zealand dollar against the US dollar, this amount has been reduced to $2,987,639, with the difference of $27,730 recorded as a foreign exchange gain for the quarter ended March 31, 2010.

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

Marketing Strategy

Most of our marketing efforts are focused towards acquiring and retaining guests for the properties we manage. Castle does not own any hotels or resorts; however, it has made a real estate investment in the property that it manages in New Zealand.  Marketing is done through a variety of distribution channels including direct internet sales, wholesalers, online and traditional travel agencies, and group tour operators.  Unlike many other hotel and resort operators, we do not market the properties we manage under the Castle brand.  Instead of emphasizing the “Flag” or “Chain” name, Castle’s strategy is to promote the name and reputation of the individual properties under management. We believe that this allows the consumer to better choose the specific type of vacation experience desired based upon the specific attributes of the property selected.

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

Diversity

Castle has a diverse portfolio of properties located in desired island resort destinations throughout the Pacific Region and beyond.  We represent hotels, resort condominiums, and lodging accommodations throughout Hawaii, as well as in Saipan and New Zealand.

In Hawaii, Castle is the only lodging chain that represents properties on all of the five major Hawaiian Islands of Oahu (Waikiki), Maui, Kauai, Molokai and Hawaii, (Big Island).  This allows customers the option to island-hop, and provides Castle cross-selling opportunities.  Our Honolulu headquarters serves as the epicenter for our international operations in Saipan and New Zealand.  Our diverse destinations offer customers the opportunity to discover new experiences and varying geographic areas and cultures.

Castle offers a wide range of accommodations at various price points from exclusive private villas, full-service all-suites hotels, oceanfront resort condominiums, to modestly priced hotels with up to 450 guest rooms.  Our collection of all-suites condominium resorts, hotels, lodges and vacation rentals allows customers to select the best accommodation to suit their individual style and budget.

Our ability to deliver consistent financial returns to our property owners demonstrates Castle’s competency in managing and marketing a wide range of accommodations to our customers via multiple channels of distribution.

Brand Strategy

Each property Castle manages is individually branded in order to extract maximum value from its unique strengths.  Our strategy is that we do not promote Castle as a brand name but instead, we focus on our customers, who are the owners of the properties we manage.  As Castle does represent a diverse range of properties it represents, its brand strategy is that one size does not fit all.  The Castle brand stays in the background and our focus is on marketing the uniqueness of each property, while satisfying the needs and expectations of our owners.  Each property we manage maintains its own brand identity and personality, while utilizing the Castle advantage of our powerful marketing resources, channel distribution, resort management expertise, industry partnerships, and networks.

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

We also do not flag our properties with the Castle name.  The advantages of doing so are several.  There is a high demand for the independent smaller boutique hotels and condominiums, as travelers favor a more individualized and unique travel experience.  This ongoing trend towards smaller, independent hotels, as opposed to the familiar chains, is not only occurring in Hawaii, but seen throughout the world tourism marketplace.  This increased demand is fueled by the following traveler’s expectations:

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

Growth Strategy

The majority of the properties presently managed by Castle are located within the state of Hawaii.  Significant opportunities for Castle to obtain additional contracts within the State of Hawaii are also available to us due to a myriad of factors that include sales of properties, foreclosures, underperformance, and dissatisfaction with the current management of our competitors.  In addition, Castle manages properties in New Zealand and Saipan, while at the same time keeping the option to strategically expand operations into Thailand and Guam.  We believe that there are significant opportunities to expand Castle’s operations both in the markets it currently serves, as well as other Pacific Basin and Asian vacation destinations.

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

Revenues

Total Revenues increased by 8% to $4,324,687 for the three months ended March 31, 2010, from $4,021,950 in the comparable period in 2009.  The increase reflects an increase in revenue from our New Zealand operations of 52%, from $1,317,894 to $1,999,673, offset by a decrease in revenues from our domestic operations of 12%, from $2,866,455 to $2,530,816.  The increase from New Zealand is attributed to increased demand and the strengthening of the New Zealand dollar against the US dollar.  Both domestic and international operations in the first quarter of 2010 also were affected by the decreasing room rates in the markets in which our properties are located.  In response to the worldwide economic recession of 2009, the hospitality business experienced severe discounting as travel companies compete to re-capture market share that was substantially reduced due to the worldwide financial crisis experienced in 2009.  The trend of decreasing travelers has subsided, and now companies have used a volume strategy to entice travelers to book rooms.

Revenues Attributed from Properties increased by approximately 14% or $476,095 for the first quarter of 2010 to $3,789,328 as compared to $3,313,233 for the comparable period of 2009.  The increase for the quarter is attributed to an increase in demand in New Zealand in addition to the strengthening by 12% of the New Zealand dollar when compared to the same period in 2009.  Management and Service Revenues decreased by 22% during the first quarter to $535,359 in 2010 from $688,964 in 2009.  This decrease is primarily due to lower daily rates leading to decreased revenues at the properties we manage under net contracts, in addition to the loss of one property in November 2009.

Guaranty

As part of the Company’s purchase of real estate in New Zealand, the Company has guaranteed an amount of up to $3,018,000 to the seller of the real estate and the Company recorded this guaranty as “Other Long Term Obligations” on its balance sheet.  The loan issued upon the purchase of the New Zealand real estate is payable in New Zealand dollars.  Due to the fluctuation of the New Zealand dollar against the US dollar, this amount has been reduced to $2,987,639, with the difference of $27,730 recorded as a foreign exchange gain for the quarter ended March 31, 2010.

Expenses

Property Expenses are those expenses related to the management of the resort and condominium properties which are operated on a Gross Revenue contract basis.  Property expenses increased by $93,145 or 3% to $3,387,363 for the three months ended March 31, 2010, from $3,294,218 in the three months ending March 31, 2009.  These expense increases are in line with the revenue increases and reflect significant cost savings measures through staffing adjustments and other initiatives to match operational expenditures with the lower average rates at the properties we manage. In addition, the expenses related to our operations in New Zealand increased as a result of the 12% appreciation of the New Zealand Dollar as compared to the US Dollar in 2010 as compared to 2009.

Comparing the first quarter of 2010 and 2009, payroll and office expenses increased by $34,522 or 7% to $554,454 from $519,932 as Castle adjusted the number of operational and corporate staff positions to the new levels of revenue and activity.   The expense increase represented 11% of the incremental revenue increase of $302,737, which translated to an operating profit of 89% of the incremental revenues in 2010 as compared to 2009.

Administrative and general expenses increased by 18% or $26,951 during the first quarter of 2010 to $176,659 as compared to $149,708 in the first quarter of 2009.  This increase was due to variances in professional fees.  Without the effects of the professional fee increase, administrative and general expenses decreased by $58,649 or 25% for the first quarter of 2010 compared to 2009.

EBITDA (Earnings before Interest, Depreciation, Taxes and Amortization) reflects the Company’s earnings without the effect of depreciation, interest income or expense or taxes.  Castle’s management believes that in many ways it is a good alternative indicator of the Company’s financial performance.  It removes the effects of non-cash depreciation and amortization of assets, as well as the fluctuations of interest costs based on the Company’s borrowing history and increases and decreases in tax expense brought about by changes in the provision for future tax effects rather than current income.  A comparison of EBITDA and Net Income is shown below.  EBIDTA totaled $206,211 for the three months ended March 31, 2010, as compared to $58,092 in the year earlier period, an improvement of $148,120 or 155%.  This increase is primarily a result of the increases in total revenue in the first quarter of 2010 as compared to 2009.

Comparison of Net Income to EBITDA:

	For the Three Months Ended March 31,
	2010	2009
Net Income (Loss)	$ 57,414	$ (47,623)
Add Back:
Income Taxes	16,611	81,576
Net interest expense	100,279	47,630
Depreciation	59,637	41,211
Subtract:
Foreign Exchange Gain	(27,730)	(64,702)
EBITDA-	$ 206,211	$ 58,092

Depreciation

Castle’s business does not require a great deal of capital expenditure for equipment or fixed assets.  As a result, depreciation expense was $59,637 for the three months ended March 31, 2010, as compared to $41,211 for the same period last year.

Interest Expense

Interest Expense of $100,279 for the three months ended March 31, 2010, as compared to $47,630 for the same period last year, reflects imputed interest on the note payable which was issued in the Purchase of real estate.

Net Income (Loss)

Net income for the three months ending March 31, 2010, totaled $57,414  as compared to a net loss of $47,623 in the year earlier period.

Foreign Currency Translation Adjustment

For consolidated entities whose functional currency is not the U.S. dollar, Castle translates their financial statements into U.S. dollars.  Assets and liabilities are translated at the exchange rate currently in effect as of the financial statement date, and results of operations are translated using the weighted average exchange rate for the period.

Translation adjustments from foreign exchange are included as a separate component of stockholders’ equity. Changes in the carrying value of the assets and liabilities of the consolidated entities outside of the United States due to foreign exchange changes are reflected as Foreign Currency Adjustments.  Foreign Currency Translation adjustments totaled ($30,423) for the three months ended March 31, 2010, compared to ($59,340) in the year earlier period.

Total Comprehensive Income

Total Comprehensive Income (Loss) for the three months ended March 31, 2010, totaled $26,991 as compared to ($106,963) in the year earlier period.  This is primarily a result of the changes in Revenue and Property and Operating Expenses and foreign exchange rates noted above.

Liquidity

Our primary sources of liquidity include available cash and cash equivalents, and borrowing under the credit facility which was secured in October 2008, consisting of a $500,000 term loan and a $200,000 line of credit.   Additionally, our New Zealand subsidiary has an available NZ$300,000 line of credit.  These facilities contain representations and warranties, conditions, covenants and events of default that are customary for this type of credit facility but do not contain financial covenants.  The Company is in compliance with the terms and conditions of these borrowing covenants.  We do not believe the limitations contained in the credit facility will, in the foreseeable future, adversely affect our ability to use the credit facility and execute our business plan.

Expected uses of cash in fiscal 2010 include funds required to support our operating activities, including continuing to opportunistically and selectively expand the number of properties under our management.

We experienced a net profit in the first quarter of fiscal 2010 of $57,414, and our Total Current Assets declined from $2.8 million at the end of 2009, to $2.6 million at March 31, 2010.  We have established a trend of Operating Profitability in recent months as we reported Operating Profit in the third and fourth quarters of 2009 and the first quarter of 2010.  We anticipate a continuation of current occupancy and average rate trends and levels for the properties currently under contract for the remainder of 2010.  We will continue our efforts to expand the number of properties under management through the remainder of 2010, which will increase the overall revenue stream in 2010. The specific impact of these additions on revenue depends on the timing of when new properties are added during the year.  More importantly, over the past two fiscal years we implemented a number of cost saving and efficiency programs that began to improve our profitability and cash flows.  We are beginning to see the results of our operational changes as we reported net income for the first quarter ended March 2010. We project that we will significantly improve the overall profitability, cash flows, and working capital liquidity through 2010 as compared to 2009.  This view is based on the following assumptions:

•

A stabilization rather than deterioration of the weak global macroeconomic trends in consumer spending and especially travel spending by consumers, and the resulting visitation trends to Hawaii and New Zealand.

•

Continued impact on average daily rates at the properties we manage as compared to recent years, as average room rates will continue to be below pre-recession levels.

•

Focusing on increasing our properties room revenue through increased sales, advertising and marketing efforts.

•

A continuation of the cost savings and efficiency measures put into place in 2008 and in 2009, which will provide the basis for improved operating trends throughout 2010.

•

Expansion of the number of properties under management, with emphasis on Hawaii and New Zealand.

Our plans to manage our liquidity position in fiscal 2010 include:

•

Continued improvement in our accounts receivable collection rates which will have a positive impact on working capital and liquidity.

•

Accessing additional sources of debt or equity financing at competitive rates.

•

Continuing with only limited capital expenditures and projects.

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

Based on that evaluation, our chief executive officer (and acting chief financial officer)  concluded that, as of March 31, 2010, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer (and acting chief financial officer), as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the quarterly period ended March 31, 2010

Use of Proceeds of Registered Securities

No proceeds were received from the sale of registered securities during the quarterly period ended March 31, 2010.

Purchases of Equity Securities by Us and Affiliated Purchasers

None; not applicable.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Removed and Reserved..

Item 5. Other Information.

(a)

Subsequent Events

None: not applicable.

Item 6. Exhibits

(a)

Exhibits and index of exhibits.

31.1   302 Certification of Rick Wall, Chief Executive Officer

32    Section 906 Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CASTLE GROUP, INC.

Date:	5/14/10	By:	/s/Rick Wall
Rick Wall
Chief Executive Officer and Chairman of the Board of Directors and Acting CFO