Form 10-Q
period 2010-06-30
CASTLE GROUP INC
filed 2010-08-16
CIK 918543

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

August 12, 2010 - 10,026,392 shares of common stock.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

THE CASTLE GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2010 (UNAUDITED) & DECEMBER 31, 2009

ASSETS
	June 30	December 31
	2010	2009
Current Assets
Cash and cash equivalents	$ 436,357	$ 623,485
Accounts receivable, net of allowance for bad debts	1,418,168	1,710,449
Deferred tax asset	309,000	189,000
Prepaids and other current assets	397,426	288,952
Total Current Assets	2,560,951	2,811,886
Property plant & equipment, net	6,769,052	7,088,097
Goodwill	54,726	54,726
Deposits	24,477	24,477
Restricted cash	82,471	145,320
Deferred tax asset	1,936,590	2,008,088

TOTAL ASSETS	$ 11,428,267	$ 12,132,594

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 2,754,545	$ 3,023,711
Payable to related parties	118,001	131,737
Deposits payable	480,332	289,488
Current portion of long term debt	445,274	494,162
Current portion of long term debt to related parties	6,250	6,250
Accrued salaries and wages	780,534	763,488
Accrued taxes	57,663	139,542
Accrued interest	10,748	10,388
Other current liabilities	24,446	8,734
Total Current Liabilities	4,677,793	4,867,500
Non Current Liabilities
Long term debt, net of current portion	4,592,165	4,812,785
Deposits payable	330,438	369,804
Notes payable to related parties	148,045	151,170
Other long term obligations, net	2,925,878	3,015,368
Total Non Current Liabilities	7,996,526	8,349,127
Total Liabilities	12,674,319	13,216,627
Stockholders' Equity
Preferred stock, $100 par value, 50,000 shares authorized, 11,050	1,105,000	1,105,000
shares issued and outstanding in 2010 and 2009, respectively
Common stock, $.02 par value, 20,000,000 shares authorized, 9,946,392	198,929	198,929
shares issued and outstanding in 2010 and 2009, respectively
Additional paid in capital	4,318,710	4,240,906
Retained deficit	(6,510,905)	(6,347,389)
Accumulated other comprehensive income (loss)	(357,786)	(281,479)
Total Stockholders' Equity	(1,246,052)	(1,084,033)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 11,428,267	$ 12,132,594

The accompanying notes are an integral part of these consolidated financial statements

THE CASTLE GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
THREE & SIX MONTHS ENDED JUNE 30, 2010 & 2009
UNAUDITED

	Quarter Ended	Quarter Ended	Year to Date	Year to Date
	06/30/2010	06/30/2009	06/30/2010	06/30/2009
Revenues
Revenue attributed from properties	$ 3,474,227	$ 2,863,720	$ 7,263,555	$ 6,176,953
Management & Service	404,551	701,798	939,910	1,390,763
Other Income	-	240	-	19,993
Total Revenues	3,878,778	3,565,758	8,203,465	7,587,709

Operating Expenses
Attributed property expenses	3,516,379	3,108,667	6,903,742	6,402,885
Payroll and office expenses	472,941	528,613	1,027,395	1,048,545
Administrative and general	80,506	74,347	257,164	224,056
Depreciation	58,548	50,748	118,185	91,959
Total Operating Expense	4,128,374	3,762,375	8,306,486	7,767,445
Operating Income (Loss)	(249,596)	(196,617)	(103,021)	(179,736)
Foreign Exchange Gain (Loss)	61,761	(350,819)	89,490	(286,117)
Interest Expense	(98,208)	(55,079)	(198,487)	(102,709)
Loss before taxes	(286,043)	(602,515)	(212,018)	(568,562)
Income tax benefit	65,113	140,263	48,502	58,687
Net Loss	$ (220,930)	$ (462,252)	$ (163,516)	$ (509,875)

Other Comprehensive Income
Foreign currency translation adjustment	$ (45,884)	$ 337,833	$ (76,307)	$ 278,493
Total Comprehensive Income (Loss)	$ (266,814)	$ (124,419)	$ (239,823)	$ (231,382)

Earnings (Loss) Per Share
Basic	$ (0.02)	$ (0.05)	$ (0.02)	$ (0.05)
Diluted	$ (0.02)	$ (0.05)	$ (0.02)	$ (0.05)
Weighted Average Shares
Basic	9,946,392	9,946,392	9,946,392	9,946,392
Diluted	9,946,392	9,946,392	9,946,392	9,946,392

The accompanying notes are an integral part of these consolidated financial statements

THE CASTLE GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2010 & 2009
UNAUDITED

	Year to Date	Year to Date
	06/30/2010	06/30/2009
Cash Flows from Operating Activities
Net income (loss)	$ (163,516)	$ (509,875)
Depreciation	117,685	91,107
Amortization of discount	78,076	62,388
Foreign exchange (gain) loss on guarantor obligation	(89,490)	286,117
Interest on guarantor obligation	77,804	-
(Increase) decrease in
Accounts receivable	256,955	(214,495)
Other current assets	(110,253)	(113,859)
Restricted cash	59,298	(16,964)
Deferred taxes	(48,502)	(58,687)
Increase (decrease) in
Accounts payable and accrued expenses	(113,963)	297,062
Net Cash From Operating Activities	64,094	(177,206)

Cash Flows from Investing Activities
Purchase of assets	(7,110)	(54,038)
Net Cash from Investing Activities	(7,110)	(54,038)

Cash Flows from Financing Activities
Proceeds from notes payable	150,000	300,000
Payments on related party notes payable	(1,563)	(1,563)
Payments on notes payable	(389,891)	(172,127)
Net Cash from Financing Activities	(241,454)	126,310

Effect of exchange rate on changes in cash	(2,658)	5,137

Net Change in Cash	(187,128)	(99,797)
Beginning Balance	623,485	344,677
Ending Balance	$ 436,357	$ 244,880

Supplementary Information
Cash Paid for Interest	$ (36,379)	$ (34,095)
Cash Paid for Income Taxes	$ -	$ -

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

Note 1 Basis of Presentation

The accompanying consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  In the opinion of management, the accompanying interim financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation.  The results of operations for the three and six month periods ended June 30, 2010, are not necessarily indicative of the results for a full-year period.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in Castle’s annual audited financial statements for the year ended December 31, 2009.

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

Note 2  New Accounting Pronouncements

In October 2009, the FASB issued authoritative guidance on multiple-deliverable revenue arrangements, which is effective for the Company on January 1, 2011 for new revenue arrangements or material modifications to existing agreements. The guidance amends the criteria for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. The Company is currently evaluating the effect the adoption of the guidance will have on its financial position, results of operations, cash flows and related disclosures.

In July 2010, the FASB issued authoritative guidance on disclosures about the credit quality of financing receivables and the allowance for credit losses, which is effective for the Company on December 31, 2010. The guidance requires additional disclosures that facilitate financial statement users’ evaluation of: (a) the nature of credit risk inherent in the entity’s portfolio of financing receivables; (b) how that risk is analyzed and assessed in arriving at the allowance for credit losses; and (c) the changes and reasons for those changes in the allowance for credit losses. In addition, the guidance amends current requirements to include additional disclosures about financing receivables, including: (a) credit quality indicators of financing receivables at the end of the reporting period by class of financing receivables; (b) the aging of past due financing receivables at the end of the reporting period by class of financing receivables; and (c) the nature and extent of troubled debt restructurings that occurred during the period by class of financing receivables and their effect on the allowance for credit losses. The Company is currently evaluating the effect the adoption of the guidance will have on its financial position, results of operations, cash flows and related disclosures.

Note 3 Foreign Currency Transaction Gain / Loss

As part of the Company’s purchase of real estate in New Zealand, the Company has guaranteed an amount of up to $3,018,000 to the seller of the real estate and the Company recorded this guaranty as “Other Long Term Obligations” on its balance sheet.  The loan issued upon the purchase of the New Zealand real estate is payable in New Zealand dollars.  Due to the devaluation of the New Zealand dollar against the US dollar, the obligation has been reduced to $2,925,878, with the difference of $61,671 and $89,490 recorded as a gain for the three and six months ended June 30, 2010.

Note 4 Income Taxes

Income tax expense reflects the expense or benefit only on the Company’s domestic taxable income. Income tax expense and benefit from the Company’s foreign operations are not recognized as they have been fully reserved.

Note 5 Subsequent Events

On July 23, 2010 the Company acquired a 7% interest in the ownership of a hotel located in Hawaii.  The Company received the interest in exchange for the CEO of the Company and the Company assisting the buyers of the hotel in negotiating the purchase, performing due diligence work and other consulting work performed by the CEO and the Company.  The hotel was appraised at $24,000,000 in April of 2010 and was purchased at a discounted price of $17,300,000, of which $13,000,000 was financed through a first mortgage on the hotel.

In May of 2010, the board of directors granted a total of 80,000 shares to our non-employee directors (10,000 shares each) together with one warrant for each share granted which allows the holder of the warrant to purchase one share of common stock for $1.00.  The stock and warrants were issued as compensation to the board members for their time and efforts in assisting the Company.  The directors receiving stock and warrants abstained from voting on the issuance of the stock and warrants.  The warrants expire at the earlier of five years or 60 days after the Company’s common stock trades for an average price of $3.00 per share for 20 consecutive days.  The shares and warrants were issued in August 2010 upon the ratification of the minutes of the May 2010 board of directors meeting.

At the August 2010 board of directors meeting, the directors ratified the minutes of the meeting held in May of 2010, at which the board of directors agreed to reduce the number of members on the Audit Committee to one.  Mr. Rick Humphreys shall be the sole member of the Audit Committee.

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

  Travelers seek personalized recognition, attention, and service.

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

Revenues

Total Revenues increased by 9% to $3,878,778 and 8% to $8,203,465 for the three and six months ended June 30, 2010, from $3,565,758 and $7,587,709, respectively, for the comparable periods in 2009.  The increase reflects an increase in revenue from our New Zealand operations of 25%, from $1,472,003 to $1,840,510 for the three months ended June 30, 2010 and 38%, from $2,789,897 to $3,480,183 for the six months ended June 30, 2010.  The increase from New Zealand was offset by a decrease in revenues from our domestic operations of 3%, from $2,093,755 to $2,038,268 and 9%, from $4,797,812 to $4,363,282 for the three and six months ended June 30, 2010, respectively.  The increase from New Zealand is attributed to increased demand and a recovery of the travel industry of New Zealand.  Both domestic and international operations in the first and second quarters of 2010 also were affected by the decreasing room rates in the markets in which our properties are located.  In response to the worldwide weakening of the economy in 2009, the hospitality business experienced severe discounting as travel companies compete to re-capture market share that was substantially reduced due to the worldwide financial crisis.  The trend of decreasing travelers has subsided, and now companies have used a volume strategy to entice travelers to book rooms in order to increase and in some cases maintain market share.

Revenues Attributed from Properties increased from $2,863,720 to $3,474,227, an increase of $610,507 or 21% for the three months ended June 30, 2010 compared to 2009.  For the six months ended June 30, 2010, Revenues Attributed from Properties increased by $1,086,602 or 18%, from $6,176,953 to $7,263,555.  The increase for the quarter is attributed to an increase in demand in both our domestic and international operations.  Management and Service Revenues decreased by 42% during the second quarter to $404,551 in 2010 from $701,798 in 2009; for the six months ended June 2010, Management and Service Revenues decreased by 32% to $939,910 from $1,390,763.  This decrease is primarily due to lower daily rates leading to decreased revenues at the properties we manage under net contracts, in addition to the loss of one property in the second quarter of 2009 and three properties in the fourth quarter of 2009, partially offset with the addition of three properties in the second quarter of 2009.

Guaranty

As part of the Company’s purchase of real estate in New Zealand, the Company has guaranteed an amount of up to $3,018,000 to the seller of the real estate and the Company recorded this guaranty as “Other Long Term Obligations” on its balance sheet.  The loan issued upon the purchase of the New Zealand real estate is payable in New Zealand dollars.  Due to the fluctuation of the New Zealand dollar against the US dollar, this amount has been reduced to $2,925,878, with the difference of $61,761 and $89,490 recorded as a foreign exchange gain for the quarter and six months ended June 30, 2010, respectively. For the three and six months ended June 30, 2009, we recorded an exchange loss of $350,819 and $286,117, respectively.

Expenses

Property Expenses are those expenses related to the management of the resort and condominium properties which are operated on a Gross Revenue contract basis.  Property expenses increased by $407,712 or 13% to $3,516,379 from $3,108,667 for the three months ended June 30, 2010 compared to 2009.  For the six months ended June 30, 2010 compared to 2009, Property expenses increased by $500,857, or 8% to $6,903,742 from $6,402,885.  These expense increases are in line with the revenue increases and reflect significant cost savings measures through staffing adjustments and other initiatives to match operational expenditures with the lower average rates at the properties we manage.

Compared to the prior year, for the second quarter, payroll and office expenses decreased by $55,672 or 11% to $472,941 from $528,613 and for the six months ended June 30, 2010, payroll and office expenses decreased by $21,150 or 2% to $1,027,395 from $1,048,545 as Castle adjusted the number of operational and corporate staff positions to the new levels of revenue and activity.  These decreases were experienced despite an increase in Total Revenues of 9% for the quarter and 8% for the six months ended June 30, 2010 as compared to prior year.

Administrative and general expenses increased by 8% or $6,158 to $80,506 from $74,347 for the second quarter and 15% or $33,108  to $257,164 from $224,056 for the six months ended June 2010 compared to prior year.  This increase was due to variances in professional fees related to our audits and other miscellaneous legal fees.

EBITDA (Earnings before Interest, Depreciation, Taxes and Amortization) reflects the Company’s earnings without the effect of depreciation, interest income or expense or taxes.  Castle’s management believes that in many ways it is a good alternative indicator of the Company’s financial performance.  It removes the effects of non-cash depreciation and amortization of assets, as well as the fluctuations of interest costs based on the Company’s borrowing history and increases and decreases in tax expense brought about by changes in the provision for future tax effects rather than current income.  A comparison of EBITDA and Net Income is shown below.  EBIDTA totaled ($191,048) and $15,164 for the three and six months ended June 30, 2010, as compared to $(145,869) and ($87,777) in the year earlier period, a decrease of $45,179 or 31% for the quarter and an increase of $102,940 or 117% for the six months ended June 30, 2010.   The decrease for the second quarter is attributable to the deep discounting that occurred in Hawaii for the quarter, which historically together with the fourth quarter, are typically the valley seasons for tourism in Hawaii.

Comparison of Net Income to EBITDA:

	Three months ended June 30		Six months ended June 30,
	2010	2009	2010	2009
Net Income (Loss)	$ (220,930)	$ (462,252)	$ (163,516)	$ (509,875)
Add (Subtract) Back:
Income Tax Benefit	(65,113)	(140,263)	(48,502)	(58,687)
Net interest expense	98,208	55,079	198,487	102,709
Depreciation	58,548	50,748	118,185	91,959
Foreign Exchange Loss	(61,761)	350,819	(89,490)	286,117
EBITDA	$ (191,048)	$ (145,869)	$ 15,164	$ (87,777)

Depreciation

Castle’s business does not require a great deal of capital expenditure for equipment or fixed assets.  As a result, depreciation expense was $58,548 and $118,185 for the three and six months ended June 30, 2010, as compared to $50,748 and $91,959 for the same periods last year.

Interest Expense

Interest Expense was $98,208 and $198,487 for the three and six months ended June 30, 2010, as compared to $55,079 and $102,709 for the same periods last year, and reflects imputed interest on the note payable which was issued in the purchase of real estate.

Net Income (Loss)

Net loss for the three and six months ending June 30, 2010, totaled $220,930 and $163,516 as compared to a net loss of $462,252 and $509,875 in the year earlier periods.

Foreign Currency Translation Adjustment

For consolidated entities whose functional currency is not the U.S. dollar, Castle translates their financial statements into U.S. dollars.  Assets and liabilities are translated at the exchange rate currently in effect as of the financial statement date, and results of operations are translated using the weighted average exchange rate for the period.

Translation adjustments from foreign exchange are included as a separate component of stockholders’ equity. Changes in the carrying value of the assets and liabilities of the consolidated entities outside of the United States due to foreign exchange changes are reflected as Foreign Currency Adjustments.  Foreign Currency Translation adjustments totaled ($45,884) and ($76,307) for the three and six months ended June 30, 2010, compared to $337,833 and $278,493  in the year earlier periods.

Total Comprehensive Income

Total Comprehensive Loss for the three months and six months ended June 30, 2010, totaled $266,814 and $239,823 as compared to $124,419 and $231,382 in the year earlier periods.  This is primarily a result of the changes in Revenue and Property and Operating Expenses and foreign exchange rates noted above.

Liquidity

Our primary sources of liquidity include available cash and cash equivalents, and borrowing under the credit facility which was secured in October 2008, consisting of a $500,000 term loan and a $200,000 line of credit.   As of June 30, 2010, the Company has utilized $50,000 of the line of credit.  Additionally, our New Zealand subsidiary has an available NZ$300,000 line of credit.  These facilities contain representations and warranties, conditions, covenants and events of default that are customary for this type of credit facility but do not contain financial covenants.  The Company is in compliance with the terms and conditions of these borrowing covenants.  We do not believe the limitations contained in the credit facility will, in the foreseeable future, adversely affect our ability to use the credit facility and execute our business plan.

Expected uses of cash in fiscal 2010 include funds required to support our operating activities, including continuing to opportunistically and selectively expand the number of properties under our management.

We experienced a net loss in the second quarter of fiscal 2010 of $220,930, and our Total Current Assets declined from $2.8 million at the end of 2009, to $2.6 million at June, 2010.  The second quarter of the year is typically the valley season for the travel industry in Hawaii and we have established a trend of Operating Profitability in recent quarters as we reported Operating Profits in the previous three quarters.  We anticipate a slight increase in current occupancy levels, partially offset by average rate trends and levels for the properties currently under contract for the remainder of 2010.  We will continue our efforts to expand the number of properties under management through the remainder of 2010, which will increase the overall revenue stream in 2010. The specific impact of these additions on revenue depends on the timing of when new properties are added during the year.  More importantly, over the past two fiscal years we implemented a number of cost saving and efficiency programs that began to improve our profitability and cash flows.  We are beginning to see the results of our operational changes as we reported net income for the first quarter ended March 2010.  Compared to 2009 and through the second quarter of this year, EBITDA was a positive $15,164 compared to an $87,777 loss for the prior year period. We project that we will continue to improve the overall profitability, cash flows, and working capital liquidity through 2010. This view is based on the following assumptions:

  An increase in occupancy levels as the global economy stabilizes rather than deteriorates resulting in increased visitor trends to Hawaii and New Zealand.

  Continued impact on average daily rates at the properties we manage as compared to recent years, as average room rates will continue to be below pre-recession levels.

                  Focusing on increasing our properties room revenue through increased sales, advertising and marketing efforts.
                    A continuation of the cost savings and efficiency measures put into place which will provide the basis for improved operating trends throughout 2010.
    Expansion of the number of properties under management, with emphasis on Hawaii and New Zealand.
    Additional income from our July 2010 investment in real estate (see subsequent events).

  Our plans to manage our liquidity position in fiscal 2010 include:

    Continued improvement in our accounts receivable collection rates which will have a positive impact on our liquidity.

                   Accessing additional sources of debt or equity financing at competitive rates.
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

    Item 4.  Controls and Procedures.

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

    Based on that evaluation, our chief executive officer (and acting chief financial officer)  concluded that, as of June 30, 2010, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer (and acting chief financial officer), as appropriate, to allow timely decisions regarding required disclosure.

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

    Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

    Recent Sales of Unregistered Securities

    There were no sales of unregistered securities during the quarter or six month period ended June 30, 2010.

    Use of Proceeds of Registered Securities

    No proceeds were received from the sale of registered securities during the quarter or six month period ended June 30, 2010.

    Purchases of Equity Securities by Us and Affiliated Purchasers

    None; not applicable.

    Item 3. Defaults Upon Senior Securities.

    None; not applicable.

    Item 4. Removed and Reserved..

    Item 5. Other Information.

    (a) Subsequent Events

    On July 23, 2010 the Company acquired a 7% interest in the ownership of a hotel located in Hawaii.  The Company received the interest in exchange for the CEO of the Company and the Company assisting the buyers of the hotel in negotiating the purchase, performing due diligence work and other consulting work performed by the CEO and the Company.  The hotel was appraised at $24,000,000 in April of 2010 and was purchased at a discounted price of $17,300,000, of which $13,000,000 was financed through a first mortgage on the hotel.

    In May of 2010, the board of directors granted a total of 80,000 shares to our non-employee directors (10,000 shares each) together with one warrant for each share granted which allows the holder of the warrant to purchase one share of common stock for $1.00.  The stock and warrants were issued as compensation to the board members for their time and efforts in assisting the Company.  The directors receiving stock and warrants abstained from voting on the issuance of the stock and warrants.  The warrants expire at the earlier of five years or 60 days after the Company’s common stock trades for an average price of $3.00 per share for 20 consecutive days.  The shares and warrants were issued in August 2010 upon the ratification of the minutes of the May 2010 board of directors meeting.

    At the August 2010 board of directors meeting, the directors ratified the minutes of the meeting held in May of 2010, at which the board of directors agreed to reduce the number of members on the Audit Committee to one.  Mr. Rick Humphreys shall be the sole member of the Audit Committee.

    Item 6. Exhibits

    (a) Exhibits and index of exhibits.

    31.1   302 Certification of Rick Wall, Chief Executive Officer

    32    Section 906 Certification

    SIGNATURES

    In accordance with the requirements of the Exchange Act, the Registrant has caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

    THE CASTLE GROUP, INC.

Date:	8/16/10	By:	/s/Rick Wall
Rick Wall
Chief Executive Officer and Chairman of the Board of Directors and Acting CFO