Form 10-Q
period 2010-09-30
CASTLE GROUP INC
filed 2010-11-15
CIK 918543

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

November 15, 2010 - 10,026,392 shares of common stock.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

THE CASTLE GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2010 (UNAUDITED) & DECEMBER 31, 2009

ASSETS

	September 30, 2010	December 31, 2009
Current Assets
Cash and cash equivalents	$ 79,327	$ 623,485
Accounts receivable, net of allowance for bad debts	2,045,938	1,710,449
Deferred tax asset	309,000	189,000
Prepaid and other current assets	359,328	288,952
Total Current Assets	2,793,593	2,811,886
Property plant & equipment, net	7,118,625	7,088,097
Goodwill	54,726	54,726
Deposits	24,477	24,477
Restricted cash	34,380	145,320
Investments	301,000	0
Deferred tax asset	1,770,297	2,008,088

TOTAL ASSETS	$ 12,097,098	$ 12,132,594

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$ 2,794,875	$ 3,023,711
Payable to related parties	109,931	131,737
Deposits payable	525,074	289,488
Current portion of long term debt	421,994	494,162
Current portion of long term debt to related parties	6,250	6,250
Accrued salaries and wages	698,255	763,488
Accrued taxes	106,068	139,542
Accrued interest	10,928	10,388
Other current liabilities	61,895	8,734
Total Current Liabilities	4,735,270	4,867,500
Non Current Liabilities
Long term debt, net of current portion	4,818,196	4,812,785
Deposits payable	393,605	369,804
Notes payable to related parties	146,483	151,170
Other long term obligations, net	3,103,178	3,015,368
Total Non Current Liabilities	8,461,462	8,349,127
Total Liabilities	13,196,732	13,216,627
Stockholders' Equity (Deficit)
Preferred stock, $100 par value, 50,000 shares authorized, 11,050
shares issued and outstanding in 2010 and 2009, respectively	1,105,000	1,105,000
Common stock, $.02 par value, 20,000,000 shares authorized, 10,026,392 and 9,946,392 shares issued and outstanding in 2010 & 2009, respectively	200,529	198,929
Additional paid in capital	4,372,709	4,240,906
Retained deficit	(6,531,351)	(6,347,389)
Accumulated other comprehensive income (loss)	(246,521)	(281,479)
Total Stockholders' Equity (Deficit)	(1,099,634)	(1,084,033)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 12,097,098	$ 12,132,594

The accompanying notes are an integral part of these consolidated financial statements

THE CASTLE GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 & 2009
UNAUDITED

	Quarter Ended	Quarter Ended	Year to Date	Year to Date
	09/30/2010	09/30/2009	09/30/2010	09/30/2009
Revenues
Revenue attributed from properties	$ 3,827,845	$ 3,372,415	$ 11,091,399	$ 9,549,368
Management & Service	489,466	719,581	1,429,376	2,110,345
Other Income	301,000	240	301,000	20,233
Total Revenues	4,618,311	4,092,236	12,821,775	11,679,946

Operating Expenses
Attributed property expenses	3,670,861	3,251,802	10,574,604	9,654,689
Payroll and office expenses	382,973	570,330	1,410,368	1,675,124
Administrative and general	83,189	171,809	340,352	395,864
Depreciation	60,701	55,541	178,886	147,500
Total Operating Expense	4,197,724	4,049,482	12,504,210	11,873,177
Operating Income (Loss)	420,587	42,754	317,565	(193,231)
Foreign Exchange Gain (Loss)	(177,300)	(294,520)	(87,810)	(580,638)
Interest Income	-	-	-	-
Interest Expense	(97,441)	(61,671)	(295,928)	(164,380)
Income (Loss) before taxes	145,846	(313,437)	(66,173)	(938,249)
Income (tax) benefit	(166,293)	62,435	(117,791)	121,122
Net Loss	$ (20,447)	$ (251,002)	$ (183,964)	$ (817,127)

Other Comprehensive Income
Foreign currency translation adjustment	$ 111,265	$ 285,302	$ 34,958	$ 563,795
Total Comprehensive Income (Loss)	$ 90,818	$ 34,300	$ (149,006)	$ (253,332)

Earnings (Loss) Per Share
Basic	$ (0.00)	$ (0.03)	$ (0.02)	$ (0.08)
Diluted	$ (0.00)	$ (0.03)	$ (0.02)	$ (0.08)
Weighted Average Shares
Basic	9,999,435	9,946,392	9,964,267	9,946,392
Diluted	9,999,435	9,946,392	9,964,267	9,946,392

The accompanying notes are an integral part of these consolidated financial statements

THE CASTLE GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2010 & 2009
UNAUDITED
	Year to Date	Year to Date
	09/30/2010	09/30/2009
Cash Flows from Operating Activities
Net income (loss)	$ (183,964)	$ (817,127)
Adjustmens to reconcile net loss to net cash from operating activities: Depreciation	178,387	146,643
Amortization of discount	117,771	99,792
Foreign exchange (gain) loss on guarantor obligation	87,809	580,638
Interest on guarantor obligation	103,463	-
Issuance of equity-based compensation	29,940	-
Equity-based compensation income	(112,827)
(Increase) decrease in
Accounts receivable	(292,742)	131,554
Other current assets	(66,058)	(56,163)
Deposits and other assets	-	-
Restricted cash	110,665	(51,210)
Deferred taxes	117,791	(121,122)
Increase (decrease) in
Accounts payable and accrued expenses	(125,666)	(52,199)
Net Cash Flow From Operating Activities	(35,431)	(139,194)

Cash Flows from Investing Activities
Purchase of assets	(9,596)	(75,400)
Investment in Hotel	(188,173)	-
Net Cash Flow from Investing Activities	(197,769)	(75,400)

Cash Flows from Financing Activities
Proceeds from notes	150,000	550,000
Payments on notes	(461,793)	(495,050)
Net Cash Flow from Financing Activities	(311,793)	54,950

Effect of exchange rate on changes in cash	835	(6,366)

Net Change in Cash	(544,158)	(166,010)
Beginning Balance	623,485	344,677
Ending Balance	$ 79,327	$ 178,667

Supplementary Information
Cash Paid for Interest	$ 51,412	$ 55,246
Cash Paid for Income Taxes	$ -	$ -
Non-cash investment in property	$ (112,827)	$ -

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

Note 1 Basis of Presentation

The accompanying consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  In the opinion of management, the accompanying interim financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation.  The results of operations for the three and nine month periods ended September 30, 2010, are not necessarily indicative of the results for a full-year period.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in Castle’s annual audited financial statements for the year ended December 31, 2009.

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

The Company also provides consulting services which would include pre-opening services, acquisition due diligence consulting, renovation project management and consulting, and other technical services that may from time to time be requested from both our current clients as well as prospective clients.  The Company recognized revenues from these services when the services are performed.

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

Note 3 Foreign Currency Transaction Gain / Loss

As part of the Company’s purchase of real estate in New Zealand, the Company has guaranteed an amount of up to $3,018,000 to the seller of the real estate and the Company recorded this guaranty as “Other Long Term Obligations” on its balance sheet.  The loan issued upon the purchase of the New Zealand real estate is payable in New Zealand dollars.  Due to the strengthening of the New Zealand dollar against the US dollar, the obligation has been increased to $3,103,178, with the difference of $177,300 and $87,810 recorded as a loss for the three and nine months ended September 30, 2010.

Note 4 Income Taxes

Income tax expense reflects the expense or benefit only on the Company’s domestic taxable income. Income tax expense and benefit from the Company’s foreign operations are not recognized as they have been fully reserved.

Note 5 Equity-Based Compensation

In August of 2010, the non-employee board of directors received a total of 80,000 shares of common stock (10,000 shares each) together with one warrant for each share granted which allows the holder of the warrant to purchase one share of common stock for $1.00.  The stock and warrants were issued as compensation to the board members for their time and efforts in assisting the Company.  The warrants expire at the earlier of five years or 60 days after the Company’s common stock trades for an average price of $3.00 per share for 20 consecutive days.  The common stock was valued using trading prices at $.25 per share or $20,000 and the warrants were valued using the Black-Scholes pricing model at $.12 per share or $9,440.  The inputs for the pricing model included an expected term of 2.5 years and volatility of 131%.

Note 6 Acquisition of Equity Interest

On July 23, 2010 the Company acquired a 7% interest in the ownership of a hotel located in Hawaii.  The Company received the interest in exchange for the CEO of the Company and the Company assisting the buyers of the hotel in negotiating the purchase, performing due diligence work and other consulting work performed by the CEO and the Company.  The hotel was purchased for $17,300,000, of which $13,000,000 was financed through a first mortgage on the hotel.  The Company recognized $301,000 in revenues resulting from the fair value of the ownership interest received.  The amount recognized comprises $188,173 of cash received from the stated amounts of finders and consulting fees and the remaining $112,827 represents the incremental fair value received in connection with the ownership interest.

Note 7 Subsequent Events

None

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

Marketing Strategy

Most of our marketing efforts are focused towards acquiring and retaining guests for the properties we manage. Castle does not own any hotels or resorts; however, it has made real estate investments in the properties that it manages in Hilo, Hawaii and New Zealand.  Marketing is done through a variety of distribution channels including direct internet sales, wholesalers, online and traditional travel agencies, and group tour operators.  Unlike many other hotel and resort operators, we do not market the properties we manage under the Castle brand.  Instead of emphasizing the “Flag” or “Chain” name, Castle’s strategy is to promote the name and reputation of the individual properties under management. We believe that this allows the consumer to better choose the specific type of vacation experience desired based upon the specific attributes of the property selected.

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

Revenues

Total Revenues increased by 13% to $4,618,311 and 10% to $12,821,775 for the three and nine months ended September 30, 2010, from $4,092,236 and $11,679,946, respectively, for the comparable periods in 2009.  The increase reflects an increase in revenue from our New Zealand operations of 20%, from $1,739,115 to $2,089,188 for the three months ended September 30, 2010 and 31%, from $4,529,013 to $5,929,371 for the nine months ended September 30, 2010.  Domestic operations experienced a 7% increase in revenues for the three months ended September 30, 2010, from $2,353,121 to $2,529,123 and a decrease of 6% for the nine months ended September 30, 2010, from $3,008,877 to $2,821,366.  The increase from New Zealand is attributed to increased demand and a recovery of the travel industry of New Zealand and a strengthening of the New Zealand dollar against the US dollar.  Both domestic and international operations in 2010 were affected by the decreasing room rates in the markets in which our properties are located.  In response to the worldwide weakening of the economy in 2009, the hospitality business experienced severe discounting as travel companies compete to re-capture market share that was substantially reduced during to the worldwide financial crisis.  The trend of decreasing travelers has subsided, and now companies have used a volume strategy to entice travelers to book rooms in order to increase and in some cases maintain market share.

Revenues Attributed from Properties increased from $3,372,415 to $3,827,845, an increase of $455,430 or 14% for the three months ended September 30, 2010 compared to 2009.  For the nine months ended September 30, 2010, Revenues Attributed from Properties increased by $1,542,031 or 16%, from $9,549,368 to $11,091,399.  The increase for the quarter is attributed to an increase in demand in both our domestic and international operations.  Management and Service Revenues decreased by 32% during the third quarter to $489,466 in 2010 from $719,581 in 2009; for the nine months ended September 2010, Management and Service Revenues decreased by 32% to $1,429,376 from $2,110,345.  This decrease is primarily due to lower daily rates leading to decreased revenues at the properties we manage under net contracts, in addition to the loss of one property in the second quarter of 2009 and three properties in the fourth quarter of 2009, partially offset with the addition of three properties in the second quarter of 2009.

Other Income for the third quarter 2010 was $301,000 compared to $240 for the prior year.  Year to date, Other Income was $301,000 compared to $20,233 for the nine month period.  The increase is a result of the Company receiving a fee for the services it rendered to one of its hotel owners in acquiring a property that the Company had under management.  In exchange for these services, the Company received a 7% ownership interest in the entity that purchased the hotel.  Based on the net asset value of the hotel purchase, the 7% interest was valued at $301,000.

Guaranty

As part of the Company’s purchase of real estate in New Zealand, the Company has guaranteed an amount of up to $3,018,000 to the seller of the real estate and the Company recorded this guaranty as “Other Long Term Obligations” on its balance sheet.  The loan issued upon the purchase of the New Zealand real estate is payable in New Zealand dollars.  Due to the strengthening of the New Zealand dollar against the US dollar, the obligation has been increased to $3,103,178, with the difference of $177,300 and $87,810 recorded as a loss for the three and nine months ended September 30, 2010.

Expenses

Property Expenses are those expenses related to the management of the resort and condominium properties which are operated on a Gross Revenue contract basis.  Property expenses increased by $419,059 or 13% to $3,670,861 from $3,251,802 for the three months ended September 30, 2010 compared to 2009.  For the nine months ended September 30, 2010 compared to 2009, Property expenses increased by $919,915, or 10% to $10,574,604 from $9,654,689.  These expense increases are in line with the revenue increases and reflect significant cost savings measures through staffing adjustments and other initiatives to match operational expenditures with the lower average rates at the properties we manage.

Compared to the prior year, for the third quarter, payroll and office expenses decreased by $187,357 or 33% to $382,973 from $570,330 and for the nine months ended September 30, 2010, payroll and office expenses decreased by $264,756 or 16% to $1,410,368 from $1,675,124 as the Company adjusted the number of operational and corporate staff positions to the new levels of revenue and activity.  These decreases were experienced despite an increase in Total Revenues of 13% for the quarter and 10% for the nine months ended September 30, 2010 as compared to prior year.

Administrative and general expenses decreased by 52% or $88,620 to $83,189 from $171,809 for the third quarter and 14% or $55,512  to $340,352 from $395,864 for the nine months ended September 2010 compared to prior year.  This decrease was due to variances in professional fees related to our audits and other miscellaneous legal fees; and refunds received related to insurance premiums for the policy period which ended in April 2010.

EBITDA (Earnings before Interest, Depreciation, Taxes and Amortization) reflects the Company’s earnings without the effect of depreciation, interest income or expense or taxes.  Castle’s management believes that in many ways it is a good alternative indicator of the Company’s financial performance.  It removes the effects of non-cash depreciation and amortization of assets, as well as the fluctuations of interest costs based on the Company’s borrowing history and increases and decreases in tax expense brought about by changes in the provision for future tax effects rather than current income.  A comparison of EBITDA and Net Income is shown below.  EBITDA totaled $481,288 and $496,451 for the three and nine months ended September 30, 2010, as compared to $98,295 and ($45,731) in the year earlier period, an increase of $382,993 or 390% for the quarter and an increase of $542,182 or 1,186% for the nine months ended September 30, 2010.   The increase for the third quarter and the nine month period is attributable to the Company receiving a 7% ownership interest in one of the properties it manages, and a leveling off of the deep discounting that occurred in Hawaii during the first and second quarter.

Comparison of Net Income to EBITDA:

	Three months ended Sep 30,		Nine months ended Sep 30,
	2010	2009	2010	2009
Net Income (Loss)	$ (20,447)	$ (251,002)	$ (183,964)	$ (817,127)
Add Back:
Income Tax (Benefit) Provision	166,293	(62,435)	117,791	(121,122)
Net interest expense	97,441	61,671	295,928	164,380
Depreciation	60,701	55,541	178,886	147,500
Foreign Exchange Loss	177,300	294,520	87,810	580,638
EBITDA-	$ 481,288	$ 98,295	$ 496,451	$ (45,731)

Investments

On July 23, 2010 the Company acquired a 7% interest in the ownership of a hotel located in Hawaii.  The Company received the interest in exchange for the CEO of the Company and the Company assisting the buyers of the hotel in negotiating the purchase, performing due diligence work and other consulting work performed by the CEO and the Company.  The hotel was appraised at $24,000,000 in April of 2010 and was purchased at a discounted price of $17,300,000, of which $13,000,000 was financed through a first mortgage on the hotel.  The Company recognized $301,000 in revenues resulting from the fair value of the ownership interest received.  The amount recognized comprises $188,173 of cash received from the stated amounts of finders and consulting fees and the remaining $112,827 represents the incremental fair value received in connection with the ownership interest.

Depreciation

Castle’s business does not require a great deal of capital expenditure for equipment or fixed assets.  As a result, depreciation expense was $60,701 and $178,886 for the three and nine months ended September 30, 2010, as compared to $55,541 and $147,500 for the same periods last year.

Interest Expense

Interest Expense was $97,441 and $295,928 for the three and nine months ended September 30, 2010, as compared to $61,671 and $164,380 for the same periods last year, and reflects imputed interest on the note payable which was issued in the purchase of real estate.

Net Income (Loss)

Net loss for the three and nine months ending September 30, 2010, totaled $20,447 and $183,964 as compared to a net loss of $251,002 and $817,127 in the year earlier periods.

Foreign Currency Translation Adjustment

For consolidated entities whose functional currency is not the U.S. dollar, Castle translates their financial statements into U.S. dollars.  Assets and liabilities are translated at the exchange rate currently in effect as of the financial statement date, and results of operations are translated using the weighted average exchange rate for the period.

Translation adjustments from foreign exchange are included as a separate component of stockholders’ equity. Changes in the carrying value of the assets and liabilities of the consolidated entities outside of the United States due to foreign exchange changes are reflected as Foreign Currency Adjustments.  Foreign Currency Translation adjustments totaled $111,265 and $34,958 for the three and nine months ended September 30, 2010, compared to $285,302 and $563,795 in the year earlier periods.

Total Comprehensive Income

Total Comprehensive Income (Loss) for the three and nine months ended September 30, 2010, totaled $90,818 and ($149,006) as compared to $34,300 and ($253,332) in the year earlier periods.  This is primarily a result of the changes in Revenue and Property and Operating Expenses and foreign exchange rates noted above.

Liquidity

Our primary sources of liquidity include available cash and cash equivalents, and borrowing under the credit facility which was secured in October 2008, consisting of a $500,000 term loan and a $200,000 line of credit.   As of September 30, 2010, the Company has utilized $50,000 of the line of credit.  Additionally, our New Zealand subsidiary has an available NZ$300,000 line of credit.  These facilities contain representations and warranties, conditions, covenants and events of default that are customary for this type of credit facility but do not contain financial covenants.  The Company is in compliance with the terms and conditions of these borrowing covenants.  We do not believe the limitations contained in the credit facility will, in the foreseeable future, adversely affect our ability to use the credit facility and execute our business plan.

Expected uses of cash in fiscal 2010 include funds required to support our operating activities, including continuing to opportunistically and selectively expand the number of properties under our management.

We experienced a small net loss in the third quarter of fiscal 2010 of $20,447, and our Total Current Assets were maintained at $2.8 million at the end of September 2010 and 2009.  The third quarter of the year is typically the high season for the travel industry in Hawaii and we have established a trend of Operating Profitability in recent quarters as we reported Operating Profits in three of the four previous quarters.  We anticipate a slight increase in current occupancy levels, partially offset by average rate trends and levels for the properties currently under contract for the remainder of 2010.  We will continue our efforts to expand the number of properties under management through the remainder of 2010, which will increase the overall revenue stream in 2010. The specific impact of these additions on revenue depends on the timing of when new properties are added during the year.  More importantly, over the past two fiscal years we implemented a number of cost saving and efficiency programs that began to improve our profitability and cash flows.  We are beginning to see the results of our operational changes as we reported positive EBITDA in four of the last five quarters.  Through the third quarter of this year, EBITDA was a positive $496,451 compared to a $45,731 loss for the prior year period. We project that we will continue to improve the overall profitability, cash flows, and working capital liquidity through 2010. This view is based on the following assumptions:

•

An increase in occupancy levels as the global economy stabilizes rather than deteriorates resulting in increased visitor trends to Hawaii and New Zealand.

•

A leveling off of the negative impact on average daily rates at the properties we manage as compared to recent years.

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

Based on that evaluation, our chief executive officer (and acting chief financial officer)  concluded that, as of September 30, 2010, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer (and acting chief financial officer), as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

In August of 2010, the non-employee board of directors received a total of 80,000 shares of common stock (10,000 shares each) together with one warrant for each share granted which allows the holder of the warrant to purchase one share of common stock for $1.00.  The stock and warrants were issued as compensation to the board members for their time and efforts in assisting the Company.  The directors receiving stock and warrants abstained from voting on the issuance of the stock and warrants.  The warrants expire at the earlier of five years or 60 days after the Company’s common stock trades for an average price of $3.00 per share for 20 consecutive days.

Use of Proceeds of Registered Securities

No proceeds were received from the sale of registered securities during the quarter or six month period ended June 30, 2010.

Purchases of Equity Securities by Us and Affiliated Purchasers

On July 23, 2010 the Company acquired a 7% interest in the ownership of a hotel located in Hawaii.  The Company received the interest in exchange for the CEO of the Company and the Company assisting the buyers of the hotel in negotiating the purchase, performing due diligence work and other consulting work performed by the CEO and the Company.  The hotel was appraised at $24,000,000 in April of 2010 and was purchased at a discounted price of $17,300,000, of which $13,000,000 was financed through a first mortgage on the hotel.  The Company recognized $301,000 in revenues resulting from the fair value of the ownership interest received.  The amount recognized comprises $188,173 of cash received from the stated amounts of finders and consulting fees and the remaining $112,827 represents the incremental fair value received in connection with the ownership interest.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Removed and Reserved..

Item 5. Other Information.

(a) Committees of the board of directors

In August 2010 the board of directors reduced the number of members on the Audit Committee to one.  Mr. Rick Humphreys shall be the sole member of the Audit Committee.

Item 6. Exhibits

(a) Exhibits and index of exhibits.

31.1   302 Certification of Rick Wall, Chief Executive Officer

32    Section 906 Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CASTLE GROUP, INC.

Date:	11/15/10	By:	/s/Rick Wall
Rick Wall
Chief Executive Officer and Chairman of the Board of Directors and Acting CFO