Form 10-K
period 2010-12-31
CASTLE GROUP INC
filed 2011-03-31
CIK 918543

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Yes [X]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.

Yes [  ]   No [  ]

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

[   ] Yes   [X] No

Aggregate Market Value of Non-Voting Common Stock Held by Non-Affiliates

As of March 30, 2011, there were approximately 4,889,989 shares of common voting stock of the Issuer held by non-affiliates. As of March 30, 2011, the closing price of the common stock on the OTC Bulletin board was $.25 per share or an aggregate value of $977,988.

Issuers Involved in Bankruptcy Proceedings During the Past Five Years

Not applicable.

Check whether the Issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Not applicable.

Applicable Only to Corporate Issuers

Number of shares outstanding of the Issuer’s common stock as of March 30, 2011:   10,026,392

Documents Incorporated by Reference

See Part IV, Item 15.  The Exhibit Index appears on page 40.

TABLE OF CONTENTS

PART I

Item 1.

Business.

 4

Item 1A.

Risk Factors

 6

Item 2.

Property.

 6

Item 3.

Legal Proceedings.

 6

Item 4.

Removed and Reserved.

 7

PART II

Item 5.

Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

 7

Item 6.

Selected Financial Data and Supplementary Financial Information.

 8

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operation.

 8

Item 7A.

Quantitative and Qualitative Disclosure about Market Risk

13

Item 8.

Financial Statements

14

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

32

Item 9A.

Controls and Procedures.

32

Item 9B.

Other Information.

33

PART III

Item 10.

Directors, Executive Officers and Corporate Governance.

33

Item 11.

Executive Compensation.

36

Item 12 .

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

37

Item 13.

Certain Relationships and Related Transactions, and Director Independence

38

Item 14.

Principal Accounting Fees and Services.

39

PART IV.

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

Marketing Strategy

Most of our marketing efforts are focused towards acquiring and retaining guests for the properties we manage.  Castle has made investments in two of the properties that it manages, as it owns the lobby and food and beverage areas in its New Zealand property, and a minority interest in one of the properties it manages in Hawaii.  Marketing is done through a variety of distribution channels including direct internet sales, wholesalers, online and traditional travel agencies and group tour operators.   Castle also manages and operates an interactive web site (www.Castleresorts.com) for customers to view information about the properties we manage and make reservations to stay at the properties.  The website offers user friendly navigation, interactive features and rich content, while offering attractive rates and a travel booking engine that can handle rate conversions for over 100 foreign currencies.  The proprietary online booking and reservations engine supports a dynamic pricing model which maximizes revenues for all of our properties under management.

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

In Hawaii, Castle is the only lodging chain that represents properties on the five major Hawaiian Islands of Oahu, Maui, Kauai, Molokai and Hawaii, which allows customers the option to island-hop, and provides Castle with cross-selling opportunities. Our Honolulu headquarters serves as the epicenter for our international operations in Saipan and New Zealand.  Our diverse destinations offer customers the opportunity to discover new experiences and varying cultures in the areas we represent.

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

Castle’s brand strategy is one of the areas that clearly differentiate us from the high profile branded hospitality companies.  When a hotel owner or developer is considering contracting a large worldwide hospitality company for possible hotel management, there are several considerations that must be assessed.  With major worldwide brands, usually come the high costs that the owner must bear to sustain the expensive marketing and operational expense that the brand demands to offset their marketing costs. There are also some tangible differences from the guest’s or customer’s perspective as well.  At Castle, we believe that one size does not fit all and we also believe that marketing efforts should be focused on the individual property instead of the brand name.

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

Marketing Programs and Promotions

Castle has implemented numerous marketing programs and promotions directed towards both the consumer and trade markets to generate incremental revenue and market loyalty for the individual properties.  We have developed a wide range of programs designed specifically to reflect the unique attributes of each of our resort properties, while providing various incentives.  We manage a number of marketing programs and promotions, some of which are seasonal to drive incremental room night revenues during valley or shoulder periods, and some of which are ongoing throughout the year.  During the past year we have emphasized programs relating to value travel and accommodations as well as increased consumer direct booking at the luxury properties we manage.

Growth Strategy

The majority of the properties presently managed by Castle are located within the state of Hawaii.  In addition, Castle manages properties in New Zealand and Saipan.

During the course of 2009 and through 2010, as a result of the declines in world economic conditions and decreasing revenues from our existing operations, Castle has temporarily halted its expansion plans and efforts aimed at the Far East Asian region.  While we believe that significant opportunities for Castle exist there, we have chosen to focus on obtaining additional contracts within the State of Hawaii due to the opportunities afforded by the economic downturn including sales of properties, foreclosures, underperformance of certain properties, and dissatisfaction with the current management of our competitors.  Castle will explore expansion again into the Asian region when it determines that the economic conditions would make it profitable to enter these regions.

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

In 2010 Castle took a major step forward in the domestic market as it secured an ownership interest in a Hawaii property that it manages.  In addition to focusing on growing our portfolio of properties, Castle will also concentrate on securing additional equity ownership interests in properties in both the domestic and international markets as well.

Item 1A.  Risk Factors

Not required for smaller reporting companies.

Item 2.  Property.

Castle leases office space for its principal executive offices.  The current lease expires on October 31, 2011 at a rental cost that averages $9,928 per month, plus the cost of common area maintenance.  Castle has an option to renew the leases for an additional three years at the then prevailing rental rates.

Castle leases additional office space at a rental cost of $5,472 per month, plus the cost of common area maintenance, this lease expires on February 28, 2011.  In 2011, Castle renewed this lease for an additional three year period, with a reduced rental cost for the first year with the remaining two years at our current rental rate.

In July, 2001, Castle entered into lease agreements (in lieu of a traditional management agreements) with each of the owners of approximately 250 investment units of the Spencer on Byron condominium project for the purpose of having those units be part of the rental program at the Spencer on Byron Hotel.  The leases are for a period of ten years expiring on July 18, 2011, and Castle has the option to extend these leases for an additional 20 years.  Monthly lease rent through 2011 is calculated as a percentage of the purchase price paid by the original owner of each condominium.  Monthly lease rent for the option period after July 18, 2011 will be based on the net profits of the rental program at the Spencer on Byron Hotel.  Management intends to exercise its option to continue to manage the rental of the individual condominiums.

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

Item 4.  (Removed and Reserved).

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

	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Fiscal 2010 price range per common share	$0 .30-$0.25	$0 .30-$0.30	$0 .30-$0.16	$0 .35-$0.25
Fiscal 2009 price range per common share	$0 .40-$0.30	$0 .48-$0.25	$0.65-$0.36	$1.17-$0.65

Holders of Record

There were approximately 280 owners of record of Castle’s common stock as of March 30, 2011.

Dividends

Castle has not paid any dividends with respect to its common stock, and does not intend to pay dividends on its common stock in the foreseeable future.  As more fully described in Note 7 to Castle’s consolidated financial statements included herein, in 1999 and 2000, the Company issued a total of 11,050 shares of $100 par value redeemable preferred stock.  Dividends are cumulative from the date of original issue and are payable semi-annually, when, and if declared by the board of directors beginning July 15, 1999, at a rate of $7.50 per annum, per share.  During the fiscal year ended July 31, 2000, the Company paid dividends to holders of record as of July 15, 2000, in the amount of $16,715.  At December 31, 2010, undeclared and unpaid dividends on these shares totaled $953,069 or $86.25 per preferred share. These dividends are not accrued as a liability, since no dividends have been declared.  Castle cannot pay dividends on its common stock until it declares and pays the dividends on its preferred stock.  It is the present intention of management to utilize all available funds for the development and expansion of Castle’s business, rather than for common stock dividend payments.

Securities Authorized for Issuance under Equity Compensation Plans

Castle does not have any equity compensation plans and as such no securities have been authorized for issuance subject to such a plan.

Recent Sales of Unregistered Securities

During the last three years, we issued the following unregistered securities:

In 2008 the Company raised additional capital from the completion of a Unit offering which resulted in the issuance of 333,337 Units at a price of $1.50 per Unit.  Each Unit consists of one of the Company’s common stock and a warrant to purchase an additional share of the Company’s common stock at a price of $3.50 for a period of three years, subject to certain restrictions.  Through this financing the Company raised a net amount of $224,745 for use as working capital and converted $227,500 in outstanding debt and short term obligations.  Members of management and certain directors purchased 260,003 Units at the offering price.

In 2008, the Company issued 75,000 shares of its common stock to one of its directors for services rendered to the Company. These shares were valued at $1.75 per share which equals the closing price of the common stock on the date of issuance and the entire valuation was recorded as compensation expense on that date.

During 2009, there were no new issuances of registered or unregistered securities.

During 2010 the Company issued 80,000 of its common stock to non-employee directors of the Company.  The shares were valued at $.20 per share which equaled the closing price of the common stock on the date of issuance and the entire valuation was recorded as compensation expense on that date.  In addition to the shares, the non-employee directors also received, for every share issued, a warrant to purchase an additional share of the Company’s common stock at a price of $1.00.  The warrants expire at the earlier of five years or 60 days after the Company’s common stock trades for an average price of $3.00 per share for 20 consecutive days and were valued using the Black-Scholes pricing model at $.12 per share or $9,440. The inputs for the pricing model included an expected term of 2.5 years and volatility of 131%.

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

Use of Proceeds of Registered Securities.

There were no proceeds received by Castle from the sale of registered securities during the 12 months ending December 31, 2010.

Purchases of Equity Securities by Us and Affiliated Purchasers.

On July 23, 2010 the Company acquired a 7% common series interest in the ownership of a hotel located in Hawaii.  The Company received a finder’s fee in exchange for the Company’s assistance to the buyers of the hotel in negotiating the purchase, performing due diligence work and other consulting work.  The hotel was purchased for $17,300,000, of which $13,000,000 was financed through a first mortgage on the hotel.  The Company recognized $188,173 in revenue resulting from cash received in finder’s fees and consulting fees and then used those funds to acquire the 7% common series interest.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2010 and 2009

For added clarity in the discussion below the Company’s Quarterly Statement of Operations for 2010 and 2009 are presented as reported in the Company’s Form 10-Q Quarterly Reports with the Securities and Exchange Commission:

THE CASTLE GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
By Quarter 2010 and 2009
($ in millions)
	Q1/2010	Q2/2010	Q3/2010	Q4/2010	2010	Q1/2009	Q2/2009	Q3/2009	Q4/2009	2009
Revenues
Revenue attributed from properties	$3.789	$3.474	$3.828	$4.068	$15.159	$3.313	$2.864	$3.372	$3.711	$13.260
Management & Service	0.536	0.405	0.607	0.424	$1.972	0.689	0.702	0.720	0.640	2.751
Other Income	0.000	0.000	0.183	0.014	$0.197	0.020	0.000	0.000	0.001	0.021
Total Revenues	4.325	3.879	4.618	4.506	17.328	4.022	3.566	4.092	4.352	16.032
.
Operating Expenses
Attributed property expenses	3.387	3.517	3.671	3.824	14.399	3.294	3.109	3.252	3.407	13.062
Payroll and office expenses	0.555	0.473	0.383	0.448	1.859	0.520	0.528	0.570	0.673	2.291
Administrative and general	0.177	0.081	0.083	0.101	0.442	0.150	0.074	0.172	0.129	0.525
Depreciation	0.060	0.058	0.061	0.064	0.243	0.041	0.051	0.055	0.114	0.261
Total Operating Expense	4.179	4.129	4.198	4.437	16.943	4.005	3.762	4.049	4.324	16.140
Operating Profit (Loss)	0.146	(0.250)	0.420	0.069	0.385	0.017	(0.196)	0.043	0.028	(0.108)
Foreign Exchange Gain (Loss)	0.028	0.062	(0.177)	(0.129)	(0.216)	0.065	(0.351)	(0.294)	(0.002)	(0.582)
Investment Income	0.000	0.000	0.000	0.087	0.087	0.000	0.000	0.000	0.000	0.000
Interest Expense	(0.100)	(0.098)	(0.098)	(0.050)	(0.346)	(0.048)	(0.055)	(0.062)	(0.206)	(0.371)
Income (Loss) before taxes	0.074	(0.286)	0.145	(0.022)	(0.089)	0.034	(0.602)	(0.313)	(0.180)	(1.061)
Income tax benefit (Expense)	(0.017)	0.065	(0.166)	(0.034)	(0.152)	(0.082)	0.140	0.062	(0.081)	0.039
Net Profit (Loss)	$0.057	($0.221)	($0.021)	($0.056)	($0.241)	($0.048)	($0.462)	($0.251)	($0.261)	($1.022)

Revenue

For 2010, our revenue trend is reflective of a recovery in the tourism industry of Hawaii.  The Hawaii State Department of Business, Economic Development, and Tourism (DBEDT) announced that overall there was a 4.1% increase in visitor arrivals, an 8.2% increase in visitor days, and a 14.8% increase in visitor spending in Hawaii for 2010 as compared to 2009. 1   Total airline seat capacity to Hawaii also reflected this trend with an increase of 5.8% in 2010 as compared to 2009. 2

1 Hawaii State Department of Business, Economic Development and Tourism (http://hawaii.gov/dbedt/info/economic/data_reports/qser/outlook-economy)

2 Hawaii Tourism Authority http://www.hawaiitourismauthority.org/documents_upload_path/tr_documents/December%202010%20Visitor%20Stats%20PR%20 (FINAL).pdf)

Castle’s Revenues totaled $17,327,901 for the year ended December 31, 2010, representing an 8% increase from $16,031,926 in 2009. Castle’s quarterly revenues increased 8%, 9%, 13% and 4% for the first through fourth quarters, respectively, in 2010 as compared 2009. Total revenue for the fourth quarter of 2010 totaled $4,506,126 as compared to $4,351,980 in the fourth quarter of 2009.

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

Revenues attributed from Properties increased 14% to $15,159,427 for the year ended December 31, 2010, as compared to $13,259,906 in 2009.  Revenues attributed to Castle’s New Zealand operation increased a total of 23% in 2010 to $8,224,794, as compared to $6,679,355 in 2009.  Management and Service Revenues decreased 28% to $1,971,913 in 2010 from $2,751,068 in 2009.  This decrease is due to the loss of three Net Contract properties in 2010 and the modification of one additional contract in 2010 upon the sale of the property.

Other income increased 838%, from $20,952 in 2009 to $196,561 in 2010 as the Company received $188,173 for services rendered in connection with the sale of one of the properties managed by the Company.  The Company retained management of the property following the sale, and invested the fees received in return for a 7% common series ownership interest in the hotel.

The Company reported investment income of $87,226 during 2010, which represents the Company’s 7% share of the income attributable to common ownership generated by the hotel.

Costs and Expenses

Total Operating Expenses were $16,942,208 for the 12 months ending December 31, 2010.  This represents a 5% increase from the Total Operating Expenses of $16,139,870 in 2009.  The increase of 5% was due to the reasons explained below.

Attributed Property Expenses increased 10% to $14,398,550 in 2010, as compared to $13,062,203 in 2009.  Attributed Property Expenses include the operating expenses of the properties which are managed under Gross Contracts.  The increase in expenses is a result of higher occupancy in 2010, with attributed property revenues increasing by 14%.  In addition, the Company continued to institute other measures to better match costs and expenses and this allowed our gross profit margin on Attributed Property Revenues (Attributed Property Revenues – Attributed Property Expenses) to increase to 5% in 2010 as compared to 1% in 2009.

Payroll and office expense totaled $1,858,812 in 2010, as compared to $2,291,247 in the year earlier period. This decrease is primarily related to salary and wage reductions in 2010 as compared to 2009.  The Company reduced its staffing through attrition, and pay rate decreases in 2010.

Administrative and general expense totaled $441,591 in 2010, a reduction of 16% as compared to $525,383 for 2009.  The reduction in administrative and general expenses is due to a $62,517 decrease in insurance costs.  In addition travel expenses decreased by $28,090 as the Company did not travel to the Far East areas for expansion purposes.

EBITDA reflects the Company’s earnings without the effect of depreciation, interest income or expense or taxes.  Castle’s management believes that EBITDA is a good alternative indicator of the Company’s financial performance, because it removes the effects of non-cash depreciation and amortization of assets as well as the fluctuations of interest costs based on Castle’s borrowing history along with increases and decreases in tax expense brought about by changes in the provision for future tax effects rather than current income.  A comparison of EBITDA and Net Income for 2010 and 2009 is shown below.  For the year ended 2010, EBITDA was $716,174 as compared to $153,093 for 2009, an increase of $563,081, or 368%.  EBITDA for the Fourth quarter of 2010 was $219,722 as compared to an EBITDA of $142,575 in the fourth quarter of 2009, an increase of $77,147 or 54%.   EBITDA is not a measure that is recognized within generally accepted accounting principles (GAAP).

Comparison of Net Income to EBITDA:

	Q1/2010	Q2/2010	Q3/2010	Q4/2010	2010	Q1/2009	Q2/2009	Q3/2009	Q4/2009	2009
Net Income:	$57,414	($220,930)	($20,447)	($56,578)	($240,541)	($47,623)	($462,252)	($251,002)	($261,553)	($1,022,430)

Add Back:
Income Taxes (Benefit)	16,611	(65,113)	166,293	33,820	151,611	81,576	(140,263)	(62,435)	82,107	(39,015)
Interest Expense	100,279	98,208	97,441	50,387	346,315	47,630	55,079	61,671	206,803	371,183
Depreciation	59,637	58,548	60,701	64,369	243,255	41,211	50,748	55,541	113,537	261,037
Less
Foreign Exchange Gain (Loss):	(27,729)	(61,761)	177,300	127,724	215,534	(64,702)	350,819	294,520	1,681	582,318
EBITDA	$206,212	($191,048)	$481,288	$219,722	$716,174	$58,092	($145,869)	$98,295	$142,575	$153,093

Depreciation expense in 2010 decreased by $17,782, to $243,255 when compared to 2009.  This was due to limited capital expenditures made during 2010 and various assets became fully depreciated during 2009.

A foreign exchange loss of $215,534 was recognized in 2010 which resulted from the impact of an increase of the Guarantor Obligation of the Company that is payable in New Zealand Dollars (see note 4 of the Notes to Consolidated Financial Statements).   In 2009, the Company recorded a foreign exchange loss of $582,318. These exchange losses were a result of the weakening of the US Dollar exchange rate against the New Zealand Dollar.

Interest expense for 2010 totaled $346,315 for 2010, a decrease of $24,868 as compared to 2009’s total of $371,183.  This decrease is due to the reductions made during the year in the Company’s long term debt, and also reductions in interest on loans payable to banks.

The Company provides for a deferred tax asset on its United States taxable income.  Although the Company also has net operating losses that are available to carryforward from its non-US operations, due to the uncertainty of those tax benefits being used in future years, the Company has set up a provision for 100% of those tax benefits.  Income tax expense for 2010 totaled $151,611, an increase of $190,626 when compared to 2009s’ Income Tax Benefit of $39,015.  The Company’s deferred tax asset balance of $2,045,477 on December 31, 2010 is derived primarily from its taxable losses in recent years.  This reflects the Company’s estimate of the amount which will offset tax liabilities from expected taxable income in future years.  The Company expects to be profitable in 2011, and in future years as the benefits of the cost savings measures noted above are realized and additional properties and management contracts are added.  We believe that it is likely that the current portion of the deferred tax asset will be utilized in 2011 and the remainder will be utilized in subsequent years.  Since the majority of these losses occurred in recent years, the useful life of the tax asset extends well into the projected taxable periods.  Further, the nature of the derivation of the tax asset is directly applicable to the nature of the expected tax liability in future periods; as such the ‘quality’ of the tax asset in relation to the expected utilization is high.  (see note 9 of the Notes to Consolidated Financial Statements.)  The Company’s US based net operating losses available for future use are as follows:

        Available

Year

Net Operating Loss

Expires

1999

$

1,556,403

2019

2002

1,461,310

2022

2007

   138,950

2027

2008

   669,081

2028

Total Available

$

3,825,744

Net Loss for the year ended December 31, 2010, was ($240,541), an improvement of $781,889 compared to the Net Loss of ($1,022,430) for the year ended December 31, 2009.   The net loss for 2010 includes an exchange loss of $215,534 as compared to a loss of $582,318 in 2009.  Excluding the effects of the foreign exchange gains & losses, we were successful in reducing our Net Loss for the year 2010 as compared to 2009 by $415,015.

Liquidity:

Our primary sources of liquidity include available cash and cash equivalents, and borrowing under the credit facility which was secured in October 2008 and further modified in 2009 and 2010, consisting of a $500,000 term loan and a $150,000 line of credit for our US operations and a NZ$300,000 line of credit for our New Zealand operations.  These facilities contain representations and warranties, conditions, covenants and events of default that are customary for this type of credit facility but do not contain financial covenants.  We do not believe the limitations contained in the credit facility will, in the foreseeable future, adversely affect our ability to use the credit facility and execute our business plan.

Expected uses of cash in fiscal 2011 include funds required to support our operating activities, including continuing to opportunistically and selectively expand the number of properties under our management.

We experienced a loss in 2010 of $240,541.  The trend towards continued losses due to the economic downturn has reversed during 2010, as our loss in 2009 was $1,022,430 and the Company reported positive EBITDA in six of the last eight quarters, and five of the last six quarters.  We anticipate a continuation of the improvement in occupancy and average room rates for the properties currently under contract for the remainder of 2011.  We plan to expand the number of properties under management, which will increase the overall revenue stream in 2011.  The specific impact of these additions on revenue depends on the timing of when and if new properties are added during the year. More importantly, since 2008 we  implemented a number of cost saving and efficiency programs that began to improve the Company’s profitability and cash flows which resulted in EBITDA of $716,174 in 2010 and $153,093 in 2009 as compared to an EBITDA loss of $418,085 in 2008.  We believe that it represents a significant turnaround during these difficult times as our EBITDA continued to improve since our programs went into effect.  We project that the Company will significantly improve the overall profitability, cash flows, and working capital liquidity through 2011 as compared to 2010.  This view is based on the following assumptions:

•

Continued slight improvements in global macroeconomic trends in consumer spending and especially travel spending by consumers, and the resulting visitation trends to Hawaii and New Zealand particularly in the first half of the fiscal year.

•

An increase in occupancy levels and slight increases in average daily rates at the properties we manage as compared to recent years.

•

A continuation of the cost savings and efficiency measures and reduction in business development and investor relations costs.  This will provide the basis for improved operating trends throughout 2010.

•

Expansion of the number of properties under management, with emphasis on Hawaii and New Zealand.

•

A stabilization of the exchange rate between the US and New Zealand currency.

•

The change in our contract for our New Zealand Property in mid July of 2011 from a gross contract to a net contract.

•

The World Rugby Cup tournament which will be held in New Zealand in the last quarter of 2011.

•

A minimal impact on occupancy and average rates as a result of the recent tragedy in Japan, since the Company does not rely heavily on the eastbound market from Japan.

Based on current revenue forecasts and operating projections we anticipate recording an Operating Profit for the first quarter of 2011, and our current forecasts and projections anticipate that the Company will be profitable in 2011.  Our plans to manage our liquidity position in fiscal 2011 include:

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

We have considered the impact of the financial outlook on our liquidity and have performed an analysis of the key assumptions in our forecast such as sales, gross margin and expenses; an evaluation of our relationships with our travel partners and property owners and an analysis of cash requirements, other working capital changes, capital expenditures and borrowing availability under our credit facility. Based upon these analyses and evaluations, we expect that our anticipated sources of liquidity will be sufficient to meet our obligations without disposition of assets outside of the ordinary course of business or significant revisions of our planned operations through 2011.

Other Borrowings

In October 2010, the Company extended its available credit facilities by renewing its line of credit with a local bank in Hawaii. As of March 31, 2011, the Company has the full $150,000 line of credit available for use.  During 2009, the Company drew in the aggregate $350,000 against its line of credit and repaid $300,000; during 2010, the Company drew and repaid in the aggregate $150,000 against the line, leaving a balance of $50,000 owing as of December 31, 2010.

In 2009, the Company renewed and increased its NZ$100,000 line of credit with a bank.  The Company now has a NZ$300,000 line of credit with a New Zealand bank to finance its general working capital flows in New Zealand.  As of December 31, 2010 and March 31, 2011 there were no borrowings against this line of credit.

In May 2009, the Company received a loan of $200,000 from an unrelated party.  The loan calls for monthly payments plus interest and is due on or before June 30, 2011.

In December of 2010, the Company received a short term loan of $50,000 from an officer of one of its domestic subsidiaries.

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

As currency exchange rates change, translation of the income statements of our international businesses into U.S. dollars affects year-over-year comparability of operating results. We have not hedged translation risks because cash flows from international operations were generally reinvested locally. Non-operating foreign exchange net loss for 2010 was $215,534 and $582,318 for 2009 attributable to the guaranty of debts in currency other than the functional currency. This was principally driven by U.S. dollar positions held at December 31, 2010 and 2009 affected by the fluctuation in the value of the US dollar to the New Zealand dollar.

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

Item 8.  Financial Statements

The Castle Group, Inc. and Subsidiaries

Table of Contents

Report of Independent Registered Public Accounting Firm	Page 15
Consolidated Balance Sheets – December 31, 2010 and 2009	Page 16
Consolidated Statements of Operations and Comprehensive Income (Loss) - Years Ending December 31, 2010 and 2009	Page 17
Consolidated Statements of Cash Flows – Years Ending December 31, 2010 and 2009	Page 18
Consolidated Statements of Stockholders’ Deficit - Years Ending December 31, 2010 and 2009	Page 19
Notes to Consolidated Financial Statements	Pages 20-31

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

The Castle Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of The Castle Group, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive income, cash flows, and stockholders’ deficit, for the years ended December 31, 2010 and 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Castle Group, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the results of operations and cash flows for the years ended December 31, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/Mantyla McReynolds LLC

Mantyla McReynolds LLC

Salt Lake City, Utah

March 30, 2011

THE CASTLE GROUP INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2010 & 2009
ASSETS
	2010	2009
Current Assets
Cash and cash equivalents	$ 539,701	$ 623,485
Accounts receivable, net of allowance for bad debts	2,038,211	1,710,449
Deferred tax asset	217,500	189,000
Restricted cash	151,975	0
Prepaid and other current assets	279,890	288,952
Total Current Assets	3,227,277	2,811,886
Property plant & equipment, net	7,349,343	7,088,097
Goodwill	54,726	54,726
Deposits	24,477	24,477
Restricted cash	191,501	145,320
Investment in Limited Liability Company	270,399	0
Deferred tax asset	1,827,977	2,008,088

TOTAL ASSETS	$ 12,945,700	$ 12,132,594

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$ 3,136,776	$ 3,023,711
Payable to related parties	139,464	131,737
Deposits payable	676,635	289,488
Current portion of long term debt	409,198	494,162
Current portion of long term debt to related parties	6,250	6,250
Accrued salaries and wages	720,926	763,488
Accrued taxes	199,693	139,542
Accrued interest	11,108	10,388
Other current liabilities	13,107	8,734
Total Current Liabilities	5,313,157	4,867,500
Non Current Liabilities
Long term debt, net of current portion	4,914,119	4,812,785
Deposits payable	354,337	369,804
Notes payable to related parties	144,921	151,170
Other long term obligations, net	3,230,902	3,015,368
Total Non Current Liabilities	8,644,279	8,349,127
Total Liabilities	13,957,436	13,216,627
Stockholders' Equity (Deficit)
Preferred stock, $100 par value, 50,000 shares authorized, 11,050
shares issued and outstanding in 2010 and 2009, respectively	1,105,000	1,105,000
Common stock, $.02 par value, 20,000,000 shares authorized, 10,026,392 and
9,946,392 shares issued and outstanding in 2010 and 2009, respectively	200,529	198,929
Additional paid in capital	4,423,984	4,240,906
Retained deficit	(6,587,930)	(6,347,389)
Accumulated other comprehensive income (loss)	(153,319)	(281,479)
Total Stockholders' Deficit	(1,011,736)	(1,084,033)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 12,945,700	$ 12,132,594
The accompanying notes are an integral part of these consolidated financial statements

THE CASTLE GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
YEARS ENDING DECEMBER 31, 2010 & 2009

	2010	2009
Revenues
Revenue attributed from properties	$ 15,159,427	$ 13,259,906
Management & Service	1,971,913	2,751,068
Other Income	196,561	20,952
Total Revenues	17,327,901	16,031,926

Operating Expenses
Attributed property expenses	14,398,550	13,062,203
Payroll and office expenses	1,858,812	2,291,247
Administrative and general	441,591	525,383
Depreciation	243,255	261,037
Total Operating Expense	16,942,208	16,139,870
Operating Income (Loss)	385,693	(107,944)
Foreign Exchange Gain (Loss)	(215,534)	(582,318)
Investment Income	87,226	-
Interest Expense	(346,315)	(371,183)
Loss before taxes	(88,930)	(1,061,445)
Income tax (expense) benefit	(151,611)	39,015
Net Loss	$ (240,541)	$ (1,022,430)

Other Comprehensive Income
Foreign currency translation adjustment	128,160	467,359
Total Comprehensive Income (Loss)	$ (112,381)	$ (555,071)

Earnings (Loss) Per Share
Basic	$ (0.02)	$ (0.10)
Diluted	$ (0.02)	$ (0.10)
Weighted Average Shares
Basic	9,979,488	9,946,392
Diluted	9,979,488	9,946,392

The accompanying notes are an integral part of these consolidated financial statements

THE CASTLE GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDING DECEMBER 31, 2010 & 2009

	2010	2009
Cash Flows from Operating Activities
Net income (loss)	$ (240,541)	$ (1,022,430)
Depreciation	242,742	261,037
Amortization of discount	103,660	141,006
Foreign exchange (gain) loss on guarantor obligation	215,533	582,318
Issuance of stock for compensation	16,000	-
Issuance of warrants for compensation	9,440	-
Interest on guarantor obligation	159,238	140,206
Investment income	(87,226)	-
(Increase) decrease in
Accounts receivable	(241,014)	95,611
Other current assets	17,183	42,784
Deposits and other assets	-	2,378
Restricted cash	(176,274)	107,750
Deferred taxes	151,611	(39,015)
Increase (decrease) in
Accounts payable and accrued expenses	394,160	52,203
Net Cash From Operating Activities	564,512	363,848

Cash Flows from Investing Activities
Purchase of assets	(12,960)	7,053
Investment in Hotel	(183,173)	(81,376)
Net Cash from Investing Activities	(196,133)	(74,323)

Cash Flows from Financing Activities
Proceeds from notes	150,000	550,000
Payments on notes	(611,162)	(597,706)
Net Cash from Financing Activities	(461,162)	(47,706)

Effect of exchange rate on changes in cash	8,999	36,989

Net Increase (Decrease) in Cash	(83,784)	278,808
Beginning Balance	623,485	344,677
Ending Balance	$ 539,701	$ 623,485

Supplementary Information
Cash Paid for Interest	$ 70,961	$ 55,246
Cash Paid for Income Taxes	$ -	$ -

The accompanying notes are an integral part of these consolidated financial statements

THE CASTLE GROUP INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
YEARS ENDING DECEMBER 31, 2010 & 2009

							Accumulated
	Preferred		Common		Additional		Other
	Stock		Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance 12/31/08	11,050	$1,105,000	9,946,392	$198,929	$4,100,700	$(5,324,959)	$ (748,838)	$ (669,168)

Net Loss 12/31/09						(1,022,430)		(1,022,430)

Interest on Guarantor Obligation					140,206			140,206

Foreign Currency
Translation Adjustment							467,359	467,359

Balance 12/31/09	11,050	1,105,000	9,946,392	198,929	4,240,906	(6,347,389)	(281,479)	(1,084,033)

Net Loss 12/31/10						(240,541)		(240,541)

Interest on Guarantor Obligation					159,238			159,238

Issuance of stock for compensation			80,000	1,600	14,400			16,000

Issuance of warrants for compensation					9,440			9,440

Foreign Currency
Translation Adjustment							128,160	128,160

Balance 12/31/10	11,050	$1,105,000	10,026,392	$200,529	$4,423,984	$(6,587,930)	$ (153,319)	$ (1,011,736)

The accompanying notes are an integral part of these consolidated financial statements 19

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

Restricted Cash

The Company holds funds on behalf of the unit owners for one of the properties it manages.  These funds are to be used only for the replacement and refurbishment of the furniture and equipment within the rooms owned by the unit owner.  As of December 31, 2010 and 2009, the Company had $191,501 and $145,320 respectively, of funds held for this purpose.  The Company recorded an offsetting liability as a long term deposit payable on its balance sheet.  As of December 31, 2010, the Company held $151,975 in deposits for room rentals in New Zealand, which the New Zealand government required to be kept in a separate bank account that the Company would not be able to use until the World Rugby Cup event held in the fall of 2011.  The room deposits are classified as current deposits payable on its balance sheet.

Accounts Receivable

The Company records an account receivable for revenue earned but net yet collected.  If the Company determines any account to be uncollectible based on significant delinquency or other factors, it is immediately written off.  An allowance for bad debts has been provided based on estimated losses amounting to $134,257 and $185,749 as of December 31, 2010 and 2009, respectively.

Property, Plant, and Equipment

Property, furniture, and equipment are recorded at cost.  When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounting records, and any resulting gain or loss is reflected in the Consolidated Statement of Operations for the period.  The cost of maintenance and repairs is expensed as incurred.  Renewals and betterments are capitalized and depreciated over their estimated useful lives.

At December 31, 2010 and 2009, property, furniture, and equipment consisted of the following:

         2010                  2009

     Real estate - Podium (see Note 11)

                 $  7,972,228        $ 7,440,400

     Equipment and furnishings

                     1,537,135           1,427,281

     Less accumulated depreciation

    (2,160,020)        (1,779,584)

 $  7,349,343        $ 7,088,097

Depreciation is computed using the declining balance and straight-line methods over the estimated useful life of the assets (Equipment and furnishings 5 to 7 years, Podium 50 years).  For the years ended December 31, 2010 and 2009, depreciation expense was $243,255 and $261,037, respectively.

Goodwill and Intangibles

Goodwill related to our historical acquisitions is not amortized, but is subject to annual review for impairment or upon the occurrence of certain events, and, if impaired, is written down to its fair value.  The Company has not recognized any impairment losses during the periods presented.

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

Advertising, Sales and Marketing Expenses

The Company incurs sales and marketing expenses in conjunction with the production of promotional materials, trade shows, and retainers for out-of-state sales agents, and related travel costs.  The Company expenses advertising and marketing costs as incurred or as the advertising takes place.  For the years ended December 31, 2010 and 2009, total advertising expense was $936,865 and $975,171 respectively.

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

Income Taxes

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities.  We have recorded tax benefits for our US based operations as these benefits have been used in the past, and are likely to be used in the future.  We do not recognize any tax benefits from our net operating losses from our foreign operations, as it is not certain that these tax benefits will be realized in the future.  The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement.  Unrecognized tax benefits are tax benefits claimed in our tax returns that do not meet these recognition and measurement standards.  Our policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense.  For the years ended December 31, 2010 and 2009, the Company did not recognize any interest or penalties in its Statement of Operations, nor did it have any interest or penalties accrued in its Balance Sheet at December 31, 2010 and 2009, relating to unrecognized benefits.

Basic and Diluted Earnings per Share

Basic earnings per share of common stock were computed by dividing income available to common stockholders, by the weighted average number of common shares outstanding.  Diluted earnings per share were computed using the “treasury stock method”. The calculation of Basic and Diluted earnings per share for 2010 and 2009 did not include 368,335 shares which would be issued upon conversion of the outstanding $100 par value redeemable preferred stock of the Company, nor does it include 583,337shares issuable pursuant to the exercise of vested warrants as of December 31, 2009 and 663,337 vested warrants as of December 31, 2010 as the effect would be anti-dilutive.

Concentration of Credit Risks

The Company maintains its cash with several financial institutions in Hawaii and New Zealand.  Balances maintained with these institutions are occasionally in excess of federally, insured limits.  As of December 31, 2010 and 2009, the Company had balances of $0 and $221,782, respectively, in excess of US federally insured, limits of $250,000 per financial institution.

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

Long-Lived Assets

We regularly evaluate whether events or circumstances have occurred that indicate the carrying value of our long-lived assets may not be recoverable.  When factors indicate the asset may not be recoverable, we compare the related undiscounted future net cash flows to the carrying value of the asset to determine if impairment exists.  If the expected future net cash flows are less than the carrying value, an impairment charge is recognized based on the fair value of the asset.  An evaluation of our intangible assets was conducted utilizing the two step impairment analysis. No impairments were indicated or recorded during the years ended December 31, 2010 and 2009.

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

Investment in Limited Liability Company

On July 23, 2010 the Company acquired a 7% common series interest in the ownership of a hotel located in Hawaii.  The Company received a finder’s fee in exchange for the Company’s assistance to the buyers of the hotel in negotiating the purchase, performing due diligence work and other consulting work.  The hotel was purchased for $17,300,000, of which $13,000,000 was financed through a first mortgage on the hotel.  The Company recognized $188,173 in revenue resulting from cash received in finder’s fees and consulting fees and then used those funds to acquire the 7% common series interest.  The investment is accounted for as an equity method investment and during the year ended December 31, 2010, the Company recognized $87,226 in other income resulting from their portion of the net income attributable to the common series ownership interest.

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

New Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (FASB) issued amended standards that require additional fair value disclosures. These amended standards require disclosures about inputs and valuation techniques used to measure fair value, as well as disclosures about significant transfers, beginning in the first quarter of 2010.  This amendment did not have an impact on our financial statements.  Additionally, these amended standards require presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (Level 3), beginning in the first quarter of 2011.  These additional requirements are not expected to have a material impact on the financial statements.

In October 2009, the FASB issued Accounting Standards Update No. 2009-13 for Revenue Recognition – Multiple Deliverable Revenue Arrangements (Subtopic 605-25) “Subtopic”. This accounting standard update establishes the accounting and reporting guidance for arrangements under which the vendor will perform multiple revenue – generating activities. Vendors often provide multiple products or services to their customers. Those deliverables often are provided at different points in time or over different time periods. Specifically, this Subtopic addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting.  The amendments in this guidance will affect the accounting and reporting for all vendors that enter into multiple-deliverable arrangements with their customers when those arrangements are within the scope of this Subtopic.  This Statement is effective for fiscal years beginning on or after June 15, 2010. Earlier adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity will apply the amendments under this Subtopic retrospectively from the beginning of the entity’s fiscal year.  The presentation and disclosure requirements shall be applied retrospectively for all periods presented. Currently, Management believes this Statement will have no impact on the financial statements of the Company once adopted.

In December 2010, the FASB issued Accounting Standards Update No. 2010-28, Intangibles – Goodwill and Other (Topic 350):  When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (ASU 2010-28).  ASU 2010-28 modifies Step 1 of the goodwill impairment test so that for those reporting units with zero or negative carrying amounts, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not based on an assessment of qualitative indicators that a goodwill impairment exists.  In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist.  ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010.  The Company does not expect adoption of this standard to have a material impact on its consolidated results of operations and financial condition.

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

As part of the Company’s purchase of real estate in New Zealand (see Note 11), an assignment of $3,018,000 of the total note receivable from HBII was made to the seller of the real estate, with the Company remaining as guarantor should the note receivable not be collected before December 24, 2010 (See Note 3).  The Company extended the maturity date of this liability to December 31, 2012.

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

Quintus is the owner of a timeshare resort project in Genoa, Nevada, near Lake Tahoe.  Quintus has not yet completed its financial statements for 2010 but the latest unaudited financial statements received from Quintus showed a net equity of approximately $1.6 million. Neither Quintus’ estimates as to the fair market value of its assets nor its projections have been verified or reviewed by Management or any independent third party.

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

Investment in LLC

In July 2010, the Company acquired a minority interest in a limited liability company that purchased one of the properties managed by the Company.  After the purchase, the chief financial officer of Castle Resorts & Hotels, Inc. was appointed treasurer of a subsidiary of the limited liability company that owns the property.

Related Party Loans

In June, 2004, a director loaned the Company $125,000 with interest at the rate of 8% per annum and monthly payments of interest plus $521, and a maturity date of January 1, 2012.

Through December 2010, the Company has accrued but not paid the Chairman and CEO a total of $27,808 for expenses incurred on behalf of the Company, and $61,014 for interest accrued on a note payable.

Through December 2010, the Company has accrued but not paid the Company’s COO a total of $642 for expenses incurred on behalf of the Company.

In December 2010, the Company received a $50,000 short term loan from an officer of the Company’s domestic subsidiary.  This short term loan bears no interest and is payable on demand.

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

3.   Notes Receivable

Notes receivable consisted of the following:

       2010               2009

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

4.   Commitments and Contingencies

Leases

The Company leases two office spaces expiring February 28, 2011 and October 31, 2011 and for the years ended December 31, 2010 and 2009, the Company paid $372,484 and $379,358, respectively, in lease expense for these leases. As of December 31, 2010, the future minimum rental commitment under these leases was $193,948.

In July, 2001, Castle entered into lease agreements (in lieu of a traditional management agreements) with each of the owners of approximately 250 investment units of the Spencer on Byron condominium project for the purpose of having those units be part of the rental program at the Spencer on Byron Hotel.  The leases are for a period of ten years expiring on July 18, 2011, and Castle has the option to extend these leases for an additional 20 years.  Monthly lease rent through 2011 is calculated as a percentage of the purchase price paid by the original owner of each condominium. Total lease expense for the year ending December 31, 2010 and 2009 was $2,258,221 and $2,037,292, respectively.

As of December 31, 2010, the future lease commitments are as follows:

  Year

        Amount

  2011

   $    1,631,795

  2012 and beyond

                       0

  Total

   $    1,631,795

The purchase of Mocles Holdings Limited (see Note 11) includes a requirement for monthly payments of the greater of $15,380 (NZ$20,000) or Surplus Profits, as defined at Note 11.  Using the monthly rate of $15,380, total annual payments are approximately $184,560 per year, beginning in 2005 and continuing through 2012 at that amount.  The Company has not yet determined whether the Surplus Profits will be greater than $184,560 for 2011.  The approximate term is 2 years.

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

Guaranty

As part of the Company’s purchase of real estate in New Zealand (see Note 11), an assignment of $3,018,000 of the total note receivable from HBII was made to the seller of the real estate, with the Company remaining as guarantor should the note receivable not be collected before December 31, 2012 (see Note 2).  In 2009, due to the strengthening of the New Zealand dollar against the US dollar, the amount recorded as “Other long term obligations” on the Company’s balance sheet was increased to $3,015,368; with the difference of $582,318 recorded as a foreign exchange loss as of December 31, 2009.   In 2010, the New Zealand dollar strengthened against the US dollar, and the Company recorded a foreign exchange loss of $215,534, and increased the amount recorded as “Other long term obligations” to $3,230,902.

The assignment does not have a provision for interest and in 2007, the Company had fully amortized the imputed interest on the assignment.  For 2010 and 2009, the Company recorded interest expense of $159,238 and $140,206, respectively, based on 5.25% on the guaranty of NZ$ 4,201,433 assignment and an increase in Additional Paid in Capital for the same amount.

The Company has recognized a guarantor liability for these assignments, amounting to $3,230,902 as of December 31, 2010, and $3,015,368 as of December 31, 2009, which represents the present fair value of the obligation undertaken in becoming a guarantor of the payment of the assigned receivables.  In March 2010, the Company extended the due date such that if the Company remains current with its obligations in connection with the purchase of the New Zealand Real Estate, an extension to December 31, 2012 is available.

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

5. Employee Benefits

The Company has a 401(k) Profit Sharing Plan (the “Plan”) available for its employees.  Under the terms of the Plan, the Company may match 50% of the compensation reduction of the participants in the Plan up to 1% of compensation.  On March 1, 2009, the Company terminated its matching contribution.  Employees may continue to contribute a portion of their compensation into the plan however the Company will not make a matching contribution.  Matching contributions for the years ended December 31, 2010, and 2009 were $0 and $2,660, respectively.  Any employee with one-year of continuous service and 1,000 credit hours of service, who is at least twenty-one years old, is eligible to participate.  For the years ended December 31, 2010 and 2009, the Company made no profit contributions.

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

6. Notes Payable

Notes payable consisted of the following

         2010

          2009

Note dated 6/6/04 to a director, with interest at the rate

of 8%, monthly payments of interest plus $521,

balance due 1/1/12, unsecured

$          33,855

$          40,104

Note dated 6/16/04 to unrelated party with interest at the

rate of 15% due on 1/1/12 with monthly payments of

NZ$3,225 (US$2,315), unsecured

          198,402

          185,167

Note dated 7/31/95 to former stockholders, due 8/31/98

with interest at 6%, unsecured.  No formal demand has

been made on the Company.

                           12,000

                   12,000

Note dated 12/31/02 from the Company’s CEO, with

interest at 10%, due on or before 1/1/12, unsecured

         117,316

         117,316

Note dated 12/31/04, payable in New Zealand, net of discount of $.072 and

$0.158 million, as of 2010 and 2009, respectively, with an original face value of $8.6 million and which is secured by real estate in New Zealand and a general security agreement including an assignment of $3.018 million of the note receivable due from HBII.  The Company acts as a guarantor for the payment of the assigned receivable, and therefore, the obligation undertaken as a guarantor is included in this amount.  The guarantor obligation is referred to as “Other long term obligations” on the Balance Sheet (See Note 4).  The effective interest rate at December 31, 2010 is 5.25% per annum.  The maturity date is December 31, 2012 (See Notes 2 and 11).

     7,947,837

     7,483,447

Note dated 12/31/04 payable to unrelated party, with interest at 10% due 3/01/12 with monthly payments of $2,975, unsecured

          33,810

                    64,445

Note dated 10/20/08 payable to a bank, with interest at the bank’s prime rate plus 1%, secured by a security interest in all personal property of the Company and by the personal guaranty of the Company’s

Chairman & CEO, with monthly payments of $8,333 plus interest.

The note is due on or before 10/20/2013.

        283,342

                 383,338

Revolving line of credit with a bank for up to $150,000.

The line is secured by a general security interest in the

Company’s assets.  Draws against the line will bear interest at the bank’s base lending rate plus 2%.  The line has a

termination date of October 31, 2011.

                                         50,000

                  50,000

Revolving line of credit with a bank for up to NZ $300,000.

The line is secured by a general security interest in the Company’s assets in New Zealand.  Draws against the line will bear interest at the bank’s base lending rate plus 2%.  The line is cancellable at any time by the bank.

                  0

                            0

Note dated 5/15/09 payable to unrelated party, unsecured, with interest at 10% and monthly payments of $4,946.  The note

is due on or before June 15, 2011.

        28,828

                   143,918

Subtotal

$ 8,705,390

$ 8,479,735

Less Current Portion

      415,448

                   500,412

Notes payable, non-current

$ 8,289,942

$ 7,979,323

The five year payout schedule for notes payable is as follows:

 Year

       Amount

2011

   $    415,448

2012

      8,206,600

2013

           83,342

Thereafter

    0

Total

   $ 8,705,390

7. Redeemable Preferred Stock

In 1999 and 2000, the Company issued a total of 11,050 shares of $100 par value redeemable preferred stock to certain officers and directors.  Dividends are cumulative from the date of original issue and are payable semi-annually, when, and if declared by the board of directors beginning July 15, 1999, at a rate of $7.50 per annum per share.  During the fiscal year ended July 31, 2000, the Company paid dividends to holders of record as of July 15, 2000, in the amount of $16,715.  At December 31, 2010, undeclared and unpaid dividends on these shares were $983,069 or $86.25 per preferred share.  These dividends are not accrued as a liability, as no declaration has occurred. The shares are nonvoting, and are convertible into the Company’s common stock at an exercise price of $3.00 per share.  As of January 15, 2001, the redeemable preferred stock is redeemable at the option of the Company at a redemption price of $100 per share plus accrued and unpaid dividends.

8.  Common Stock

During 2010 the Company issued 80,000 shares of its common stock to non-employee directors of the Company.  The shares were valued at $.20 per share which equaled the closing price of the common stock on the date of issuance and the entire valuation was recorded as compensation expense of $16,000 on that date.  In addition to the shares, the non-employee directors also received, for every share issued, a warrant to purchase an additional share of the Company’s common stock at a price of $1.00.  The warrants expire at the earlier of five years or 60 days after the Company’s common stock trades for an average price of $3.00 per share for 20 consecutive days.  The warrants were valued using the Black-Scholes pricing model at $.12 per share or $9,440. The inputs for the pricing model included an expected term of 2.5 years, .27% risk free interest rate, and volatility of 131%.

The Company has a guarantor obligation of NZ$ 4,201,433 related to the purchase of real estate (see Note 11).  The terms of the agreement do not provide for interest to be paid to the holder of this debt and therefore in 2010 and 2009, the Company recorded interest expense of $159,238 and $140,206, respectively, representing 5.25% of the obligation and increased Additional Paid in Capital for the amount of interest expense recorded on the obligation.

Common Stock Options and Warrants

The Company does not have Stock Based Incentive, Stock Purchase or Stock Option or Warrant Plans.  No options or warrants were outstanding prior to January 1, 2007.

The average risk-free interest rate is determined using the U.S. Treasury rate in effect as of the date of grant, based on the expected term of the stock warrant.  The Company determined the expected term of the stock warrants as being equal to one half of the contractual term of the warrants due to a lack of exercise and forfeiture history and the thinly traded volume of the Company’s common stock.

Changes in warrants for the years ended December 31, 2010 and 2009 were as follows:

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Term (in Years)	Intrinsic Value
Outstanding at December 31, 2008	583,337	$2.95	Various	$ 0
Vested at December 31, 2008	483,337	$2.95	Various	$ 0
2009:
Outstanding at December 31, 2009	583,337	$2.95	Various	$ 0
Vested at December 31, 2009	583,337	$2.95	Various	$ 0
2010:
Granted	80,000	$1.00	5	$ 0
Outstanding at December 31, 2010	663,337	$2.71	Various	$ 0
Exercisable at December 31, 2010	663,337	$2.71	Various	$ 0

The following table summarizes information about compensatory warrants outstanding at December 31, 2010:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.00	80,000	5.0	$ 1.00	0	$ 0
$2.00	200,000	1.5	2.00	0	$ 0
$3.00	50,000	1.6	3.00	0	$ 0
Total:
$1.00-$3.00	330,000	2.4	$ 1.97	0	$ 0

9.            Income Taxes

The provision for income taxes consists of the following:

	2010	2009
Current	$ 0	$ 0
Deferred
Federal	127,353	(32,834)
State	24,258	(6,181)
Foreign	-	-
Total Provision (Benefit)	$ 151,611	$ (39,015)

The components of the Company’s deferred tax assets and liabilities are as follows:

	2010	2009
Deferred Tax Assets
Current
Accounts Receivable	$ 49,559	$ 52,076
Accrued Vacation	105,957	103,924
Net Operating Loss	105,045	33,000
Less: Current portion of Valuation Allowance	(43,061)	0
Total Current, Net	217,500	189,000
Non-Current
Note Receivable	385,601	385,601
Goodwill	19,879	29,758
Net Operating Loss Carryforwards	1,545,601	1,691,955
Less: Valuation Allowance	(123,104)	(99,226)
Total Non-Current, Net	1,827,977	2,008,088
Total Deferred Tax Asset, Net	$ 2,045,477	$ 2,197,088

As of December 31, 2010, the Company had net operating loss carry forwards amounting to $3,825,744 and $404,058 for domestic and foreign, jurisdictions, respectively, which expire on various dates through 2029, except for our foreign jurisdictions which do not expire. The Company expects to utilize $105,045 of the loss carryforward for the year ended December 31, 2011, and has therefore classified the deferred tax asset associated with the loss carryforward as a current asset on the Company’s consolidated balance sheet.

The Company’s US based net operating losses available for future use are as follows:

        Available

Year

Net Operating Loss

Expires

1999

$

1,556,403

2019

2002

1,461,310

2022

2007

   138,950

2027

2008

   669,081

2028

Total Available

$

3,825,744

Income tax expense differs from amounts computed by applying the statutory Federal rate to pretax income as follows:

	2010	2009
Expected US Income Tax (Benefit) on Consolidated Income before Tax	$ (30,236)	$ (360,891)
Effects of:
Expected State Income Tax (Benefit) on Consolidated Income before Tax	(5,691)	(67,932)
Change in valuation allowance	66,939	410,599
Permanent Differences	151,313	342,531
Earnings/(Losses) in foreign jurisdictions taxes at rates different from the statutory U.S. federal rate	(11,068)	(152,965)
Foreign Net Operating Losses	(19,646)	(210,357)
Effective Tax Provision (Benefit)	$ 151,611	$ (39,015)

The Company has evaluated its uncertain tax positions and determined that any required adjustments would not have a material impact on the Company's balance sheet, income statement, or statement of cash flows.

A reconciliation of the unrecognized tax benefits for the years ending December 31, 2010 and 2009 is presented in the table below:

	2010	2009
Beginning Balance	$ 0	$ 0
Additions based on tax positions related to the current year	0	0
Reductions for tax positions of prior years	0	0
Reductions due to expiration of statute of limitations	0	0
Settlements with taxing authorities	0	0
Ending Balance	$ 0	$ 0

The tax years 2001 through 2010 remain open to examination for federal income tax purposes and by other major taxing jurisdictions to which we are subject.

10.Business Segments

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

The consolidated financial statements include the following related to international operations (which are predominately in New Zealand and related to Gross Contract agreements):  Revenues of $8,224,794 in 2010 and $6,679,508 in 2009; net loss of ($89,432) in 2010 and ($525,876) in 2009; and net fixed assets of $7,341,390 in 2010 and $7,070,019 in 2009.   The consolidated financial statements also include the following related to our operations in Thailand:  Revenues of $0 in 2010 and $374,499 in 2009 net loss of $0 in 2010 and ($111,831) in 2009; and fixed assets of $0 in 2010 and 2009.

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

Mocles owns the Podium levels (“Podium”) of the Spencer on Byron Hotel in Auckland, New Zealand.

The purchase price for Mocles was $7,972,260 (NZ$10,367,048), net of imputed interest $1,255,740 (NZ$1,632,952).  The face value of the purchase price was $9,228,000 (NZ$12,000,000).

The purchase price is to be paid as follows:

Partial assignment of the Company’s receivables from Hanalei Bay International Investors (“HBII”) in the amount of US$3,018,000.  In the event that this amount is not realized from HBII, the Company is obligated to make up the difference by December 31, 2012.

Monthly payments of the greater of NZ$20,000 (US$15,380), or Surplus Profits defined as 50% of net profits, whichever is higher, calculated in accordance with New Zealand’s Generally Accepted Accounting Principles or International Reporting Standards.  Beginning on August 1, 2011, monthly payments will be increased by NZ$20,000 (US$15,380), which represents interest on the outstanding obligation.  The vendor has the right to increase the interest payable on the then outstanding balance of the purchase price provided that the interest rate does not exceed the Westpac Banking Corporation indicator lending rate plus a margin of 3%.

At the time of purchase, Mocles had additional debts, namely:

(1)

Bank Mortgage – There is $2,273,502 payable to a bank which is secured by the Podium.  The liability to the bank must be refinanced, paid in full, or renegotiated to the extent that the current guarantors are released from all obligations associated therewith, by December 31, 2012.

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

A replacement fund is to be established from 50% of the net profits from the operation of the Podium, until such time as there is NZ$175,000 (US$134,575) regularly available for the replacement of furniture, fixtures and equipment installed in the Podium.  If and to the extent that the balance in the replacement fund would exceed NZ$175,000 (US$134,575), the 50% share of the net profits must be paid towards the purchase price rather than being accumulated.  As of December 31, 2010 and 2009, there was NZ$1,474 (US$1,134) and NZ$1,801 (US$1,385) in the replacement fund.

12. Subsequent Event

The Company is negotiating a settlement with the owner of a property previously managed by the Company with regard to contract guaranty.  The Company does not anticipate paying out a net settlement to the owner due to various circumstances regarding the property, including a force majeur clause in the management contract.  Since the Company does not anticipate paying out any net settlement, and also cannot estimate the amount of this net settlement, no liability for this claim has been recorded as of December 31, 2010.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management conducted an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer (who is also the Acting Chief Financial Officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2010.  Our Chief Executive Officer has concluded that all disclosure controls and procedures were effective as of December 31, 2010, in providing reasonable assurance that information required to be disclosed by us in the reports we file under the Exchange Act are recorded, processed, summarized, and reported as specified in the Securities and Exchange Commission’s rules, regulations, and forms.

The design and evaluation of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.  Management has determined that any identified deficiencies, in the aggregate, do not constitute material weaknesses in the design and operation of our internal controls in effect prior to December 31, 2010.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during its fourth fiscal quarter of 2010 that have materially affected, or are reasonably likely to materially affect its internal control over financial reporting.

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

Management’s assessment of the effectiveness of our internal controls is based principally on our financial reporting as of December 31, 2010.  In making our assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Our management, with the participation of our Chief Executive Officer (who is also the Acting Chief Financial Officer), has evaluated the effectiveness of our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, as of December 31, 2010.  Those rules define internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”) and includes those policies and procedures that:

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

Based on our assessment and those criteria, management believes that, as of December 31, 2010, the Company’s internal control over financial reporting is effective.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm due to rules established by the Securities and Exchange Commission for Smaller Reporting Companies.  Our auditors have not advised us of any material weaknesses in our internal controls in connection with auditing our consolidated financial statements for the years ended December 31, 2010, and 2009.

Item 9B. Other Information.

In 2009, the Company discontinued its matching contribution on the Company’s 401k pension plan (see note 5 to the consolidated financial statement).

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information concerning the directors and executive officers of Castle as of December 31, 2010.  Except as otherwise stated below, the directors will serve until the next annual meeting of stockholders or until their successors are elected or appointed, and the executive officers will serve until their successors are appointed by the Board of Directors.

Name	Age	Position	Position Held Since
Rick Wall	67	Chief Executive Officer, acting Chief Financial Officer, Director and Chairman of the Board	1993
Alan R. Mattson	54	Chief Operating Officer and Director	2004
Motoko Takahashi	66	Secretary and Director	1993
John Brogan	78	Director	2007
Michael Irish	57	Director	2004
Rick Humphreys	67	Director	2005
Stanley Mukai	78	Director	2004
Roy Tokujo	69	Director	1998
Tony Vericella	58	Director	2004
Robert Wu	43	Director	2007

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

Motoko Takahashi - Ms. Takahashi was appointed Secretary of Castle in August of 2010, and as director in March of 1995. Ms. Takahashi had previously served as director for various Japanese investment companies in the United States.  She also holds the position as Vice President of N.K.C. Hawaii, Inc.  Ms. Takahashi was born in Tokyo, Japan where she completed her education and has resided in the United States for more than thirty years.

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

Audit Committee

The Board of Directors has appointed Richard Humphreys as the sole member of the Audit Committee.  Mr. Humphreys, is independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

Item 11. Executive Compensation.

Executive Compensation

The following table shows for the fiscal years ended December 31, 2010 and 2009 the aggregate annual remuneration of the highly paid persons who are executive officers of Castle:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation	All Other Compensation (1)	Total Earnings
Rick Wall CEO & Director	12/31/10 12/31/09	$ 110,250 1,000	$ 0 0	$ 0 0	$ 0 0	$ 0 0	$ 0 0	$ 0 83	$ 110,250 1,083
Alan Mattson COO & Director	12/31/10 12/31/09	159,900 170,875	0 0	0 0	0 0	0 0	0 0	0 290	159,900 171,165

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

(1)

All Other Compensation consists of Company contributions to the Company’s qualified 401(k) plan

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

None as the Company does not have, nor has it has in the past, an equity compensation program.

Compensation of Directors

DIRECTOR COMPENSATION

Director	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Rick Wall*	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0
Alan Mattson*	0	0	0	0	0	0	0
John Brogan	0	2,000	1,180	0	0	0	3,680
Rick Humphreys	0	2,000	1,180	0	0	0	3,680
Michael Irish	0	2,000	1,180	0	0	0	3,680
Stanley Mukai	0	2,000	1,180	0	0	0	3,680
Motoko Takahashi	0	2,000	1,180	0	0	0	3,680
Roy Tokujo	0	2,000	1,180	0	0	0	3,680
Tony Vericella	0	2,000	1,180	0	0	0	3,680
Robert Wu	0	2,000	1,180	0	0	0	3,680

*Directors who are employees of the Company

In May, 2009, the members of the Board decided to forego compensation for attending meetings of the Board.  Prior to this, non-employee Directors were paid $500 for each meeting of the Board which they attend.  Members of the Executive Committee, Compensation Committee and Audit Committee were paid $250 for each meeting of the respective committees which they attend. Castle does not presently have a stock option or similar compensation or incentive plan for members of the Board of Directors

During 2010 the Company issued 80,000 shares of its common stock to non-employee directors of the Company.  The shares were valued at $.20 per share which equaled the closing price of the common stock on the date of issuance and the entire valuation was recorded as compensation expense on that date.  In addition to the shares, the non-employee directors also received, for every share issued, a warrant to purchase an additional share of the Company’s common stock at a price of $1.00.  The warrants expire at the earlier of five years or 60 days after the Company’s common stock trades for an average price of $3.00 per share for 20 consecutive days and the were valued using the Black-Scholes pricing model at $.12 per share or $9,440. The inputs for the pricing model included an expected term of 2.5 years and volatility of 131%.

Item 12 . Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners

The following table sets forth the number of shares of Castle’s common stock beneficially owned as of March 31, 2011 by:  (i) each of the two highest paid persons who were officers and directors of Castle, (ii) all officers and directors of Castle as a Group, and (iii) each shareholder who owned more than 5% of Castle’s common stock, including those shares subject to outstanding options, warrants and other convertible items.  Amounts also reflect shares held both directly and indirectly by the persons named.

Name and Address	Beneficially Owned (1)	Shares % of Class (4)
Rick Wall 3 Waterfront Plaza, Suite 555 500 Ala Moana Boulevard Honolulu, HI 96813	2,719,833 (2)	27.1%
Motoko Takahashi 3 Waterfront Plaza, Suite 555 500 Ala Moana Boulevard Honolulu, HI 96813	1,138,900	11.4%
Roy Tokujo 1580 Makaloa St. Honolulu, HI 96814	423,334	4.2%
Stanley Mukai 500 Ala Moana Blvd 4th Floor Honolulu, HI 96813	190,334(3)	1.9%
Alan R. Mattson 3 Waterfront Plaza, Suite 555 500 Ala Moana Boulevard Honolulu, HI 96813	102,000	1.0%
Robert Wu P.O Box 11119 Honolulu, HI 96828	103,667	1.0%
Michael Irish 3 Waterfront Plaza, Suite #555 Honolulu, HI 96813	35,000	0.4%
John Brogan 797 Moanila St. Honolulu, HI 96821	43,334	0.4%
Tony Vericella 1909 Ala Wai Blvd #1603 Honolulu, HI 96815	26,667	0.3%
Directors and officers as a group (9 persons)	4,783,069	47.7%

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

(4)

Determined on the basis of 10,026,392 shares outstanding.

Changes in Control

There are no current or planned transactions that would or are expected to result in a change of control of Castle.

Securities Authorized for Issuance under Equity Compensation Plans

There are no current of planned issuances of securities under any equity compensation plan.

Options, Warrants and Rights

In 1999 and 2000, Castle issued 11,105 shares of Castle’s $100 par value redeemable Preferred Stock through a private placement for a gross consideration of $1,105,000.  The stock bears cumulative dividends at the rate of $7.50 per annum for each share of stock.  Upon certain tender offers to acquire substantially all of Castle’s common stock, the holders of the Redeemable Preferred Stock may require that the shares be redeemed at a redemption price of $100 per share plus accrued and unpaid dividends.  The shares are nonvoting and entitle the holder to convert each share of Preferred Stock into 33.33 shares of Castle’s common stock.  Dividends are cumulative from the date of original issue and are payable, semi-annually, when, and if, declared by the board of directors.  At December 31, 2010, undeclared and unpaid dividends on these shares were $953,069 or $86.25 per preferred share.

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

In August of 2010, the Company issued 80,000 shares of its common stock and 80,000 warrants to purchase one share of the Company’s common stock at a price of $1.00 for a period of three years.  The stock and warrants were issued in blocks of 10,000 to each of the non-employee directors of the Company.

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

As part of the Company’s purchase of real estate in New Zealand (see Note 11), an assignment of $3,018,000 of the total note receivable from HBII was made to the seller of the real estate, with the Company remaining as guarantor should the note receivable not be collected before December 31, 2012 (See Note 2 to the Consolidated Financial Statements).

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

In October 2008, the Company secured a line of credit with a local bank for up to $250,000.  The line is secured by the personal guaranty of the Company’s Chairman and CEO, and a general security interest in the Company’s assets.  In October 2009, the line of credit was renewed for $200,000 and the personal guaranty of the Company’s Chairman and CEO was removed.  The line is due in October 2011.

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

Through December 2009, the Company has accrued but not paid the Chairman and CEO a total of $27,808 for expenses incurred on behalf of the Company, and $61,014 for interest accrued on a note payable.

Through December 2009, the Company has accrued but not paid the Company’s COO a total of $642 for expenses incurred on behalf of the Company.

In December 2010, an officer of the Company’s domestic subsidiary gave the Company a short term advance of $50,000.

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

Item 14. Principal Accounting Fees and Services.

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2010 and 2009:

Fee Category	2010	2009
Audit Fees	$ 98,480	$ 95,217
Audit-related Fees	0	0
Tax Fees	4,914	10,333
All Other Fees	3,516	4,063
Total Fees	$ 106,910	$ 109,613

AUDIT FEES

The aggregate fees billed by Castle’s auditors for professional services rendered in connection with the audit of Castle’s annual consolidated financial statements and reviews of the interim consolidated financial statements for 2010 and 2009 were $98,480 and $95,217, respectively.

AUDIT-RELATED FEES

There were no aggregate fees billed by Castle’s auditors for any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of Castle’s financial statements and are not reported under “Audit Fees” above for 2010 and 2009

.

TAX FEES

The aggregate fees billed by Castle’s auditors for professional services for tax compliance, tax advice, and tax planning for 2010 and 2009 were $4,914 and $10,333, respectively.

ALL OTHER FEES

The aggregate fees billed by Castle’s auditors for all other non-audit services rendered to Castle, such as attending meetings and other miscellaneous financial consulting, for 2010 and 2009 were $3,516 and $4,063, respectively.

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

March 31, 2011

By  /s/ Rick Wall

Rick Wall, Chief Executive Officer

and Chairman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Rick Wall	Date:	3/31/11
Rick Wall
Chief Executive Officer and
Chairman of the Board

/s/ Alan R. Mattson	Date:	3/31/11	/s/ Robert Wu	Date	3/31/11
Alan R. Mattson			Robert Wu
Director and Chief Operating Officer			Director

/s/ John Brogan	Date:	3/31/11	/s/ Mike Irish	Date	3/31/11
John Brogan			Mike Irish
Director			Director

/s/ Rick Humphreys	Date:	3/31/11	/s/ Stanley Mukai	Date	3/31/11
Rick Humphreys			Stanley Mukai
Director			Director

/s/ Motoko Takahashi	Date:	3/31/11	/s/ Roy Tokujo	Date	3/31/11
Motoko Takahashi			Roy Tokujo
Director			Director

/s/ Tony Vericella	Date:	3/31/11
Tony Vericella
Director