Form 10-Q
period 2011-03-31
CASTLE GROUP INC
filed 2011-05-13
CIK 918543

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the Registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

May 13, 2011 - 10,026,392 shares of common stock.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

THE CASTLE GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2011 (UNAUDITED) & DECEMBER 31, 2010

ASSETS

	March 31, 2011	December 31, 2010
Current Assets
Cash and cash equivalents	$ 545,028	$ 539,701
Accounts receivable, net of allowance for bad debts	2,330,861	2,038,211
Deferred tax asset	217,500	217,500
Restricted cash	150,095	151,975
Prepaids and other current assets	214,756	279,890
Total Current Assets	3,458,240	3,227,277
Property plant & equipment, net	7,202,042	7,349,343
Goodwill	54,726	54,726
Deposits	24,477	24,477
Restricted cash	131,569	191,501
Investment in limited liability company	293,399	270,399
Deferred tax asset	1,777,302	1,827,977

TOTAL ASSETS	$ 12,941,755	$ 12,945,700

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$ 2,990,742	$ 3,136,776
Payable to related parties	88,678	139,464
Deposits payable	684,241	676,635
Current portion of long term debt	434,537	409,198
Current portion of long term debt to related parties	6,250	6,250
Accrued salaries and wages	769,045	720,926
Accrued taxes	162,991	199,693
Accrued interest	11,288	11,108
Other current liabilities	9,800	13,107
Total Current Liabilities	5,157,572	5,313,157
Non Current Liabilities
Long term debt, net of current portion	4,930,388	4,914,119
Deposits payable	231,470	354,337
Notes payable to related parties	143,358	144,921
Other long term obligations, net	3,190,988	3,230,902
Total Non Current Liabilities	8,496,204	8,644,279
Total Liabilities	13,653,776	13,957,436
Stockholders' Deficit
Preferred stock, $100 par value, 50,000 shares authorized, 11,050	1,105,000	1,105,000
shares issued and outstanding in 2011 and 2010, respectively
Common stock, $.02 par value, 20,000,000 shares authorized, 10,026,392	200,529	200,529
shares issued and outstanding in 2011 and 2010, respectively
Additional paid in capital	4,465,695	4,423,984
Retained deficit	(6,346,123)	(6,587,930)
Accumulated other comprehensive income (loss)	(137,122)	(153,319)
Total Stockholders' Deficit	(712,021)	(1,011,736)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 12,941,755	$ 12,945,700

The accompanying notes are an integral part of these consolidated financial statements

THE CASTLE GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31, 2011 & 2010
UNAUDITED

	Three Months Ended March 31
	2011	2010
Revenues
Revenue attributed from properties	$ 4,343,809	$ 3,789,328
Management & Service	552,404	535,359
Total Revenues	4,896,213	4,324,687

Operating Expenses
Attributed property expenses	3,881,795	3,387,363
Payroll and office expenses	484,112	554,454
Administrative and general	161,492	176,659
Depreciation	57,057	59,637
Total Operating Expense	4,584,456	4,178,113
Operating Income	311,757	146,574
Foreign Exchange Gain	39,914	27,730
Investment Income	23,000	-
Interest Expense	(82,190)	(100,279)
Income before taxes	292,481	74,025
Income tax	(50,675)	(16,611)
Net Income	$ 241,806	$ 57,414

Other Comprehensive Income
Foreign currency translation adjustment	$ 16,197	$ (30,423)
Total Comprehensive Income	$ 258,003	$ 26,991

Earnings (Loss) Per Share
Basic	$ 0.02	$ 0.01
Diluted	$ 0.02	$ 0.01
Weighted Average Shares
Basic	10,026,392	9,946,392
Diluted	10,026,392	9,946,392

The accompanying notes are an integral part of these consolidated financial statements

THE CASTLE GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2011 & 2010
UNAUDITED

	Three Months Ended March 31
	2011	2010
Cash Flows from Operating Activities
Net income	$ 241,806	$ 57,414
Adjustments to reconcile from net income to net cash from
operating activities:
Investment income	(23,000)	-
Depreciation	57,057	59,637
Amortization of discount	23,436	39,269
Foreign exchange (gain) loss on guarantor obligation	(39,914)	(27,730)
Interest on guarantor obligation	41,711	39,117
(Increase) decrease in
Accounts receivable	(310,691)	96,814
Other current assets	63,803	72,034
Restricted cash	57,332	88,436
Deferred taxes	50,675	16,611
Increase (decrease) in
Accounts payable and accrued expenses	(155,006)	(323,784)
Net Change From Operating Activities	7,209	117,818

Cash Flows from Investing Activities
Purchase of assets	(676)	-
Net Change from Investing Activities	(676)	-

Cash Flows from Financing Activities
Proceeds from notes	100,000	100,000
Payments on notes	(99,032)	(331,811)
Net Change from Financing Activities	968	(231,811)

Effect of exchange rate on changes in cash	(2,174)	(1,300)

Net Change in Cash	5,327	(115,293)
Beginning Balance	539,701	623,485
Ending Balance	$ 545,028	$ 508,192

Supplementary Information
Cash Paid for Interest	$ 13,928	$ 18,779
Cash Paid for Income Taxes	$ -	$ -

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

Note 1 Basis of Presentation

The accompanying consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  In the opinion of management, the accompanying interim financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation.  The results of operations for the three month period ended March 31, 2011, are not necessarily indicative of the results for a full-year period.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in Castle’s annual audited financial statements for the year ended December 31, 2010.

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

Note 2  New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date.  If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s financial statements upon adoption.

Note 3 Foreign Currency Transaction Gain / Loss

As part of the Company’s purchase of real estate in New Zealand, the Company has guaranteed an amount of up to $3,018,000 to the seller of the real estate and the Company recorded this guaranty as “Other Long Term Obligations” on its balance sheet.  The loan issued upon the purchase of the New Zealand real estate is payable in New Zealand dollars.  Due to the strengthening of the New Zealand dollar against the US dollar, the obligation has been increased to $3,190,988.  For the three months ended March 31, 2011 and 2010, the Company recorded exchange gains of $39,914 and $27,730, respectively.

Note 4 Income Taxes

Income tax expense reflects the expense or benefit only on the Company’s domestic taxable income. Income tax expense and benefit from the Company’s foreign operations are not recognized as they have been fully reserved.

Note 5 Equity-Based Compensation

None issued during the quarters ended March 31, 2011 or 2010.

Note 6 Subsequent Events

In April of 2011, the Company settled through mediation a disagreement with the owner of a property that the Company previously managed.  The terms of the settlement call for the Company to refund to the owners $200,000 of various fees that the Company had earned during its management of the hotel.  Terms of the agreement call for the Company to pay $25,000 upon the execution of the settlement agreement, and an additional $175,000 to be paid over the next 18 months.

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

In addition, in July 2010, the Company acquired a 7% common series ownership interest in one of the hotels managed by the Company.

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

Revenues

Total Revenues increased over the prior year by 13% to $4,896,213 for the three months ended March 31, 2011.  The increase reflects an increase in revenue from our New Zealand operations of 20%, from $1,999,673 to $2,396,191 for the three months ended March 31, 2011.  Domestic operations experienced an 8% increase in revenues for the three months ended March 31, 2011, from $2,325,014 to $2,500,022.  The increases are attributed to increased demand and a recovery of the travel industries of New Zealand and Hawaii, and a strengthening of the New Zealand dollar against the US dollar.  Both domestic and international operations in 2010 were affected by the decreasing room rates in the markets in which our properties are located.  In response to the worldwide weakening of the economy in 2009, the hospitality business experienced severe discounting as travel companies compete to re-capture market share that was substantially reduced during to the worldwide financial crisis.  The trend of decreasing travelers has subsided, and now companies have used a volume strategy to entice travelers to book rooms in order to increase and in some cases maintain market share.

Revenues Attributed from Properties increased from $3,789,328 to $4,343,809, an increase of 15% for the three months ended March 31, 2011 compared to 2010.  The increase for the quarter is attributed to an increase in demand in both our domestic and international operations, and a 7% appreciation in the value of the New Zealand Dollar against the US Dollar.  Management and Service Revenues from our domestic operations increased slightly by 3% during the quarter to $552,404 in 2011 from $535,359 in 2010.  This increase is primarily due to a recovery of the Hawaii tourism industry as the world economy strengthened.

The Company recorded investment income of $23,000 during the quarter ended March 31, 2011, which represents the Company’s 7% share of the income from the limited liability company that owns one of the hotels managed by the Company.

Guaranty

As part of the Company’s purchase of real estate in New Zealand, the Company has guaranteed an amount of up to $3,018,000 to the seller of the real estate and the Company recorded this guaranty as “Other Long Term Obligations” on its balance sheet.  The loan issued upon the purchase of the New Zealand real estate is payable in New Zealand dollars.  Due to the strengthening of the New Zealand dollar against the US dollar, the obligation has been increased to $3,190,988.  For the three months ended March 31, 2011 and 2010, the Company recorded exchange gains of $39,914 and $27,730, respectively.

Expenses

Attributed Property Expenses are those expenses related to the management of the resort and condominium properties which are operated on a Gross Revenue contract basis.  Property expenses increased by $494,432 or 15% to $3,881,795 from $3,387,363 for the three months ended March 31, 2011 compared to 2010.  These expense increases are attributed to the strengthening of the New Zealand Dollar against the US Dollar, and are in line with the 15% revenue increase the Company experienced in Attributed Property Revenue.

Compared to the prior year, payroll and office expenses decreased by 13% to from $554,454 to $484,112 for the quarter ended March 31, 2011.  The decrease in cost is a result of the Company making operational efficiency adjustments to the number of operational and corporate staff positions.  These decreases were experienced despite an increase in Total Revenues of 13% for the quarter.

Administrative and general expenses decreased by 9% from $176,659 to $161,492 for the quarter ended March 31, 2011 as compared to 2010.  This decrease was due to variances in professional fees related to our audits and other miscellaneous legal fees; and a decrease in our insurance rates as compared to the prior year.

EBITDA (Earnings before Interest, Depreciation, Taxes and Amortization) reflects the Company’s earnings without the effect of depreciation, interest income or expense, or taxes.  EBITDA is a non-GAAP measure.  Castle’s management believes that in many ways it is a good alternative indicator of the Company’s financial performance.  It removes the effects of non-cash depreciation and amortization of assets, as well as the fluctuations of interest costs based on the Company’s borrowing history and increases and decreases in tax expense brought about by changes in the provision for future tax effects rather than current income.  A comparison of EBITDA and Net Income is shown below.  EBITDA totaled $391,814 and $206,211for the three months ended March 31, 2011 and 2010, respectively, representing a 90% improvement over prior year.  The increase for the quarter is attributable to a 13% increase in Total Revenue together with an increase in operating expenses of only 10%.   In addition, the Company recorded $23,000 of investment income, representing its 7% common series ownership interest in one of the properties it manages which was acquired in July of 2010.

Comparison of Net Income to EBITDA:

	Three months ended March 31,
	2011	2010
Net Income (Loss)	$ 241,806	$ 57,414
Add Back:
Income Tax (Benefit) Provision	50,675	16,611
Net interest expense	82,190	100,279
Depreciation	57,057	59,637
Foreign Exchange Gain	(39,914)	(27,730)
EBITDA-	$ 391,814	$ 206,211

Investments

On July 23, 2010 the Company acquired a 7% common series interest in the ownership of a hotel located in Hawaii.  The Company received the interest in exchange for the Company’s assistance to the buyers of the hotel in negotiating the purchase, performing due diligence work and other consulting services.  The hotel was purchased for $17,300,000, of which

$13,000,000 was financed through a first mortgage on the hotel.  The Company recognized $188,173 in revenue resulting from cash received in finder’s fees and consulting fees and then used those funds to acquire the 7% common series interest. . During the three months ended March 31, 2011, the Company recorded investment income of $23,000, representing the Company’s 7% allocation of net income from its investment.

Depreciation

Castle’s business does not require a great deal of capital expenditure for equipment or fixed assets.  As a result, depreciation expense was $57,057 and $59,637 for the three months ended March 31, 2011 and 2010, respectively.

Interest Expense

Interest Expense was $82,190 and $100,279, respectively, for the three months ended March 31, 2011 and 2010.  Interest expense includes imputed interest on the note payable which was issued in the purchase of real estate, and also interest imputed on the guaranty of the note.

Net Income

Net income for the three months ending March 31, 2011 and 2010 was $241,806 and $57,414, respectively.

Foreign Currency Translation Adjustment

For consolidated entities whose functional currency is not the U.S. dollar, Castle translates their financial statements into U.S. dollars.  Assets and liabilities are translated at the exchange rate currently in effect as of the financial statement date, and results of operations are translated using the weighted average exchange rate for the period.

Translation adjustments from foreign exchange are included as a separate component of stockholders’ equity. Changes in the carrying value of the assets and liabilities of the consolidated entities outside of the United States due to foreign exchange changes are reflected as Foreign Currency Adjustments.  Foreign Currency Translation adjustments totaled $16,197 and $(30,423) for the three months ended March 31, 2011 and 2010, respectively.

Total Comprehensive Income

Total Comprehensive Income for the three months ended March 31, 2011 was $258,003 as compared to $26,991 for the prior year period.  This is primarily a result of the changes in Revenue and Property and Operating Expenses, Investment Income, and foreign exchange rates noted above.

Liquidity

Our primary sources of liquidity include available cash and cash equivalents, and borrowing under the credit facility which was secured in October 2008, consisting of a $500,000 term loan and a $150,000 line of credit.   As of March 31, 2011, the Company has utilized $100,000 of the line of credit.  Additionally, our New Zealand subsidiary has an available NZ$300,000 (US$227,850) line of credit of which NZ$215,893 (US$163,971) was utilized as of March 31, 2011.  These facilities contain representations and warranties, conditions, covenants and events of default that are customary for this type of credit facility but do not contain financial covenants.  The Company is in compliance with the terms and conditions of these borrowing covenants.  We do not believe the limitations contained in the credit facility will, in the foreseeable future, adversely affect our ability to use the credit facility and execute our business plan.

Expected uses of cash in fiscal 2011 include funds required to support our operating activities, including continuing to opportunistically and selectively expand the number of properties under our management.

We experienced net income of $241,806 for the first quarter of 2011, and our Total Current Assets were maintained at $3.5 million at the end of March 2011.  The first quarter of the year is typically the high season for the travel industry in Hawaii and we have established a trend of Operating Profitability in recent quarters as we reported Operating Profits in three of our four previous quarters.  We anticipate a slight increase in current occupancy levels, together with a slight increase in average rate trends and levels for the properties currently under contract for the remainder of 2011.  We will continue our efforts to expand the number of properties under management through the remainder of 2011, which will increase the overall revenue stream in 2011. The specific impact of these additions on revenue depends on the timing of when new properties are added during the year.  More importantly, over the past two fiscal years we implemented a number of cost saving and efficiency programs that began to improve our profitability and cash flows.  We are beginning to see the results of our operational changes as we reported positive EBITDA in six of the last seven quarters.  We project that we will continue to improve the overall profitability, cash flows, and working capital liquidity through 2011. This view is based on the following assumptions:

• An increase in occupancy levels as the global economy stabilizes rather than deteriorates resulting in increased visitor trends to Hawaii and New Zealand.

•A slight increase in average daily rates at the properties we manage as compared to recent years.

•Focusing on increasing our properties room revenue through increased sales, advertising and marketing efforts.

•A continuation of the cost savings and efficiency measures put into place which will provide the basis for improved operating trends throughout 2011.

•Expansion of the number of properties under management, with emphasis on Hawaii and New Zealand.

•The World Rugby Cup being held in New Zealand during the third quarter of 2011

•The conversion of our management contract in New Zealand from a gross contract to a net contract in August of 2011.

Our plans to manage our liquidity position in fiscal 2011 include:

•Continued improvement in our accounts receivable collection rates which will have a positive impact on our liquidity.

•Accessing additional sources of debt or equity financing at competitive rates.

•Continuing with only limited capital expenditures and projects.

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

Based on that evaluation, our chief executive officer (and acting chief financial officer)  concluded that, as of March 31, 2011, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer (and acting chief financial officer), as appropriate, to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None during the quarter ended March 31, 2011

Item 1A. Risk Factors.

Not required to be enumerated by smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

None during the quarter ended March 31, 2011

Use of Proceeds of Registered Securities

No proceeds were received from the sale of registered securities during the quarter ended March 31, 2011.

Purchases of Equity Securities by Us and Affiliated Purchasers

None during the quarter ended March 31, 2011

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Removed and Reserved..

Item 5. Other Information.

None reported

Item 6. Exhibits

(a) Exhibits and index of exhibits.

31.1   302 Certification of Rick Wall, Chief Executive Officer

32    Section 906 Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CASTLE GROUP, INC.

Date:	05/13/11	By:	/s/Rick Wall
Rick Wall
Chief Executive Officer and Chairman of the Board of Directors and Acting CFO