Form 10-Q
period 2011-06-30
CASTLE GROUP INC
filed 2011-08-15
CIK 918543

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

August 12, 2011 - 10,026,392 shares of common stock.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

THE CASTLE GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2011 (UNAUDITED) & DECEMBER 31, 2010

ASSETS

	Jun 30, 2011	Dec 31, 2010
Current Assets
Cash and cash equivalents	$ 823,448	$ 539,701
Accounts receivable, net of allowance for bad debts	1,761,022	2,038,211
Deferred tax asset	217,500	217,500
Restricted cash	925,124	151,975
Prepaids and other current assets	384,759	279,890
Total Current Assets	4,111,853	3,227,277
Property plant & equipment, net	7,694,609	7,349,343
Goodwill	54,726	54,726
Deposits	24,477	24,477
Restricted cash	140,652	191,501
Investment in limited liability company	260,885	270,399
Deferred tax asset	1,929,045	1,827,977

TOTAL ASSETS	$ 14,216,247	$ 12,945,700

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$ 3,382,060	$ 3,136,776
Payable to related parties	94,873	139,464
Deposits payable	1,824,499	676,635
Current portion of long term debt	425,462	409,198
Current portion of long term debt to related parties	6,250	6,250
Accrued salaries and wages	802,952	720,926
Accrued taxes	53,515	199,693
Accrued interest	11,468	11,108
Other current liabilities	12,219	13,107
Total Current Liabilities	6,613,298	5,313,157
Non Current Liabilities
Long term debt, net of current portion	5,137,935	4,914,119
Deposits payable	115,640	354,337
Notes payable to related parties, net of current portion	141,795	144,921
Other long term obligations, net	3,433,831	3,230,902
Total Non Current Liabilities	8,829,201	8,644,279
Total Liabilities	15,442,499	13,957,436
Stockholders' Deficit
Preferred stock, $100 par value, 50,000 shares authorized, 11,050	1,105,000	1,105,000
shares issued and outstanding in 2011 and 2010, respectively
Common stock, $.02 par value, 20,000,000 shares authorized, 10,026,392	200,529	200,529
shares issued and outstanding in 2011 and 2010, respectively
Additional paid in capital	4,509,777	4,423,984
Retained deficit	(7,089,138)	(6,587,930)
Accumulated other comprehensive income (loss)	47,580	(153,319)
Total Stockholders' Deficit	(1,226,252)	(1,011,736)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 14,216,247	$ 12,945,700
3
The accompanying notes are an integral part of these condensed consolidated financial statements

THE CASTLE GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
THREE AND SIX MONTHS ENDED JUNE 30, 2011 & 2010
(UNAUDITED)

	Quarter Ended	Quarter Ended	Year to Date	Year to Date
	06/30/2011	06/30/2010	06/30/2011	06/30/2010
Revenues
Revenue attributed from properties	$ 4,021,755	$ 3,474,227	$ 8,365,564	$ 7,263,555
Management & Service	197,106	404,551	749,509	939,910
Other Revenue	300	-	301	-
Total Revenues	4,219,161	3,878,778	9,115,374	8,203,465

Operating Expenses
Attributed property expenses	4,127,139	3,516,379	8,008,934	6,903,742
Payroll and office expenses	489,623	472,941	973,734	1,027,395
Administrative and general	74,637	80,506	236,129	257,164
Depreciation	60,885	58,548	117,942	118,185
Total Operating Expense	4,752,284	4,128,374	9,336,739	8,306,486
Operating Income	(533,123)	(249,596)	(221,365)	(103,021)
Foreign Currency Transaction Gain (Loss)	(242,843)	61,761	(202,929)	89,490
Investment Income (Loss)	(32,514)	-	(9,514)	-
Interest Expense	(86,278)	(98,208)	(168,468)	(198,487)
Loss before taxes	(894,758)	(286,043)	(602,276)	(212,018)
Income tax benefit	151,743	65,113	101,068	48,502
Net Loss	$ (743,015)	$ (220,930)	$ (501,208)	$ (163,516)

Other Comprehensive Income
Foreign currency translation adjustment	184,702	(45,884)	200,899	(76,307)
Total Comprehensive Income	$ (558,313)	$ (266,814)	$ (300,309)	$ (239,823)

Earnings (Loss) Per Share
Basic	$ (0.07)	$ (0.02)	$ (0.05)	$ (0.02)
Diluted	$ (0.07)	$ (0.02)	$ (0.05)	$ (0.02)
Weighted Average Shares
Basic	10,026,392	9,946,392	10,026,392	9,946,392
Diluted	10,026,392	9,946,392	10,026,392	9,946,392

The accompanying notes are an integral part of these condensed consolidated financial statements

THE CASTLE GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2011 & 2010
(UNAUDITED)

	Year to Date 06/30/2011	Year to Date 06/30/2010
Cash Flows from Operating Activities
Net loss	$ (501,208)	$ (163,516)
Adjustments to reconcile from net income (loss) to net cash from operating activities:
Depreciation	117,942	118,185
Amortization of discount	48,204	78,076
Foreign exchange (gain) loss on guarantor obligation	202,929	(89,490)
Deferred taxes	(101,068)	(48,502)
Interest on guarantor obligation	85,793	77,804
(Increase) decrease in
Accounts receivable	353,063	256,955
Other current assets	(98,907)	(110,253)
Restricted cash	(666,946)	59,298
Increase (decrease) in
Accounts payable and accrued expenses	82,013	(306,765)
Customer advance deposits	1,080,169	192,802
Net Change From Operating Activities	601,984	64,594

Cash Flows from Investing Activities
Purchase of assets	(7,563)	(7,610)
Net Change from Investing Activities	(7,563)	(7,610)

Cash Flows from Financing Activities
Proceeds from notes	150,000	150,000
Payments on related party notes payable	-	(1,563)
Payments on notes	(473,980)	(389,891)
Net Change from Financing Activities	(323,980)	(241,454)

Effect of exchange rate on changes in cash	13,306	(2,658)

Net Change in Cash	283,747	(187,128)
Beginning Balance	539,701	623,485
Ending Balance	$ 823,448	$ 436,357

Supplementary Information
Cash Paid for Interest	$ (28,241)	$ (36,379)
Cash Paid for Income Taxes	$ -	$ -

The accompanying notes are an integral part of these condensed consolidated financial statements 5

Notes to Condensed Consolidated Financial Statements (Unaudited):

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

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  In the opinion of management, the accompanying interim financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation.  The results of operations for the three and six month periods ended June 30, 2011, are not necessarily indicative of the results for a full-year period.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in Castle’s annual audited financial statements for the year ended December 31, 2010.

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

The Company also provides consulting services which would include pre-opening services, acquisition due diligence consulting, renovation project management and consulting, and other technical services that may from time to time be requested from both our current clients as well as prospective clients.  The Company recognizes revenues from these services when the services are performed.

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

Note 3 Foreign Currency Transaction Gain / Loss

As part of the Company’s purchase of real estate in New Zealand, the Company has guaranteed an amount of up to $3,018,000 to the seller of the real estate and the Company recorded this guaranty as “Other Long Term Obligations” on its balance sheet.  The loan issued upon the purchase of the New Zealand real estate is payable in New Zealand dollars.  Due to the strengthening in the exchange rate of the New Zealand dollar against the US dollar, the obligation has been increased to $3,433,831 as of June 30, 2011.  For the three months ended June 30, 2011 and 2010, the Company recorded foreign currency transaction (losses)/gains of ($242,843) and $61,761, and for the six months ended June 30, 2011 and 2010, ($202,929) and $89,490 respectively.

Note 4 Income Taxes

Income tax expense reflects the expense or benefit only on the Company’s domestic taxable income. Income tax expense and benefit from the Company’s foreign operations are not recognized as they have been fully reserved.

Note 5 Equity-Based Compensation

None issued during the quarters ended June 30, 2011 or 2010.

Note 6 Subsequent Events

The Company managed a property in New Zealand under a Gross Contract through July 31, 2011.  Effective August 1, 2011, the contract with the property expired and the Company entered into a new management contract with the unit owners under a Net Contract arrangement.  Under the Net Contract, the Company will receive fees based on the revenue and net operating profits of the properties room operations.  Previously, the Company collected room revenues and paid a fixed amount to the unit owners; any room revenue remaining after this fixed payment was used to cover room operating expenses and any remaining profits belonged to the Company while shortfalls were funded by the Company.

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

Factors that may affect forward-looking statements include a wide range of factors that could materially affect future developments and performance, including the following: Changes in company-wide strategies, which may result in changes in the types or mix of businesses in which Castle is involved or chooses to invest; changes in U.S. or New Zealand global and/or regional economic conditions, changes in U.S. and New Zealand global financial and/or equity markets, including significant interest rate fluctuations, which may impede Castle’s access to, or increase the cost of, external financing for its operations and investments; increased competitive pressures, both domestically and internationally, legal and regulatory developments, such as regulatory actions affecting environmental activities, the imposition by foreign countries of trade restrictions and changes in international tax laws or currency controls; adverse weather conditions or natural disasters, such as hurricanes and earthquakes, labor disputes, which may lead to increased costs or disruption of operations.  This list of factors that may affect future performance and the accuracy of forward-looking statements are illustrative, but by no means exhaustive.  Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

Plan of Operation

Principal products or services and their markets

General

Castle is a hospitality and hotel management company that prides itself on its ability to be both “Flexible and Focused,” which is the Company’s operations motto.  Flexible, to meet the specific needs of property condo owners at the properties that it manages; and focused, in its efforts to achieve enhanced rental income and profitability for those owners.  Castle earns its revenues by providing several types of services to property owners including, hotel and resort management and operations; reservations staffing and operations; sales and marketing; and accounting. In addition, Castle provides design services to properties that are furnishing, refurnishing or remodeling, as well as, pre-opening technical services for new hotel and resort properties being planned or under construction.  Castle’s revenues are derived primarily from two sources: (1) the rental of hotel rooms and condominium accommodations; and food and beverage sales at the properties it manages and; (2) fees paid for services it provides to property owners.  Castle also derives revenues from commissions and/or incentive payments, based on sales and performance criteria at various properties.  Castle also receives investment income through its subsidiary in New Zealand and through its minority ownership of real estate located in Hawaii.

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

Our website (www.CastleResorts.com) offers state-of-the-art functionalities, user-friendly navigation, interactive features and rich content, while offering attractive rates and a travel booking engine that supports a dynamic pricing model which maximizes revenues for all of our properties under management.  We intend to continue to invest in optimizing our online presence directed specifically towards our own website, since revenue derived through our own branded website yields a higher margin utilizing retail rates. Castle supports its online presence with its own full service, reservation call center that provides a wide range of services from tour reservation processing and rooms control, to handling group bookings.  The reservation center electronically connects resort property inventory and rates to the four major Global Distribution Systems (“GDS”). This connectivity displays rates and inventory of Castle’s properties to over 500,000 travel agents worldwide as well as Internet connectivity to over 1,200 travel websites worldwide.

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

In Hawaii, Castle is the only lodging chain that represents properties on all of the five major Hawaiian Islands of Oahu (Waikiki), Maui, Kauai, Molokai and Hawaii (Big Island).  This allows customers the option to island-hop, and provides Castle cross-selling opportunities.  Our Honolulu headquarters serves as the epicenter for our international operations in Saipan and New Zealand.  Our diverse destinations offer customers the opportunity to discover new experiences and varying geographic areas and cultures.

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

Brand Strategy

Each property Castle manages is individually branded in order to extract maximum value from its unique strengths.  Our strategy is that we do not promote Castle as a brand name but instead, we focus on our customers, who are the owners of the properties we manage.  As Castle does represent a diverse range of properties, its brand strategy is that one size does not fit all.  The Castle brand stays in the background and our focus is on marketing the uniqueness of each property, while satisfying the needs and expectations of our owners.  Each property we manage maintains its own brand identity and personality, while utilizing the Castle advantage of our powerful marketing resources, channel distribution, resort management expertise, industry partnerships, and networks.

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

In July 2010, the Company acquired a 7% common series ownership interest in one of the hotels managed by the Company as compensation for consulting work done during the acquisition of the property by a third party.  Castle will continue to pursue these types of arrangements in which the Company will receive a partial real estate ownership in a property, in addition to a long term management contract.

Profitability

The second quarter of the calendar year is the typical slow period for the travel industry in Hawaii.  The Company did anticipate a loss during the quarter; however this was further exacerbated by various items which included:

1.     The Company agreed to rebate $200,000 of fees to the owners of a property previously managed by the Company, in order to preserve goodwill with the property ownership.

2.       The New Zealand dollar strengthened during the second quarter, resulting in an exchange loss of $242,843.

Fluctuations in the currency exchange rates are outside of the control of the Company and due to the volatility in the currency exchange rates, large gains and losses shall continue to occur.  As an example, between August 1, and August 8, the New Zealand dollar devalued from .88 to .83, which represents an exchange gain to the Company of $204,000 to the Company over only an eight day period.

The Company managed a property in New Zealand under a Gross Contract through July 31, 2011.  Effective August 1, 2011, the contract with the property expired and the Company entered into a new management contract with the unit owners under a Net Contract arrangement.  Under the Net Contract, the Company will receive fees based on the revenue and net operating profits of the properties room operations.  Previously, the Company collected room revenues and paid a fixed amount to the unit owners; any room revenue remaining after this fixed payment was used to cover room operating expenses and any remaining profits belonged to the Company while shortfalls were funded by the Company.  Since the Company owns the common areas of the property which includes the lobby, restaurant and bar, the Company will continue to own and operate the food and beverage operation.  Over the previous ten years, the Company had operated the room operations at a loss.  The property is now well known in the area with a mature base of customers and additionally, its food and beverage operations have won various culinary awards.  The Company believes that this combination of a net contract for the room operations and the profitable food & beverage operations will ensure future profitability for our New Zealand operation.

The Company also anticipates that it will receive a minority interest in another property, which is in escrow and is scheduled to close in the third quarter of 2011.  The property currently has a large rental program and should be profitable.    Additionally, the Company is in talks with the ownership of two additional properties for full management contracts.

The Company anticipates that it will be profitable for calendar 2011 due to the change in our contract in New Zealand, the World Rugby Cup which will be hosted by New Zealand in the fall, and the new property that it anticipates managing in the third quarter of 2011.

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

Revenues

Total Revenues increased over the prior year by 9% to $4,219,161 from $3,878,778 for the quarter and by 11% to $9,115,374 from $8,203,465 for the six months ended June 30, 2011.  The increase reflects an increase over prior year in revenue from our New Zealand operations of 22%, from $1,840,510 to $2,238,926 for the three months ended June 30, 2011, and 21%, from $3,840,183 to $4,635,117 for the six months ended June 30, 2011.  Domestic operations experienced a 3% decrease in revenues for the three months ended June 30, 2011, from $2,038,268 to $1,980,235, and a 3% increase, from $4,363,282 to $4,480,257 for the six months ended June 30, 2011.  Included in our domestic operation for the quarter ending June 2011 was a fee rebate of $200,000 to the owners of a previously managed property.  Without this rebate, revenues for our domestic operations would have increased by 7% for the three and six months ended June 30, 2011.   The increases are attributed to increased demand and a recovery of the travel industries of New Zealand and Hawaii, and a strengthening of the New Zealand dollar against the US dollar.  Both domestic and international operations in 2010 were affected by the decreasing room rates in the markets in which our properties are located.  In response to the worldwide weakening of the economy in 2009, the hospitality business experienced severe discounting as travel companies compete to re-capture market share that was substantially reduced during to the worldwide financial crisis.  The trend of decreasing travelers has subsided, and now companies are focusing on increased average daily rates and have refrained from using discounted rates in order to increase market share.

Revenues Attributed from Properties increased from $3,474,227 to $4,021,755, an increase of 16% for the three months ended June 30, 2011 compared to 2010, and increased by 15% from $7,263,555 to $8,365,564 for the six months ended June 30, 2011.  The increase is attributed to an increase in demand in both our domestic and international operations, and a 3% and 8% appreciation in the value of the New Zealand Dollar against the US Dollar for the three and six months ended June 2011. Management and Service Revenues from our domestic operations decreased by 51%, from $404,551 to $197,106 during the quarter, and by 20% from $939,910 to $749,509 for the six months ended June 30, 2011.  The decrease in domestic operations is due to a $200,000 rebate of fees to the owners of a previously managed property during the quarter ended June 30, 2011.  Excluding this rebate, Management and Service Revenues would have decreased by 2% for the quarter and increased by 1% for the six months ended June 30, 2011.

Guaranty

As part of the Company’s purchase of real estate in New Zealand, the Company has guaranteed an amount of up to $3,018,000 to the seller of the real estate and the Company recorded this guaranty as “Other Long Term Obligations” on its balance sheet.  The loan issued upon the purchase of the New Zealand real estate is payable in New Zealand dollars.  Due to the strengthening in the exchange rate of the New Zealand dollar against the US dollar, the obligation has been increased to $3,433,831 as of June 30, 2011.  For the three months ended June 30, 2011 and 2010, the Company recorded foreign currency transaction (losses)/gains of ($242,843) and $61,761, and for the six months ended June 30, 2011 and 2010, ($202,929) and $89,490, respectively.

Expenses

Attributed Property Expenses are those expenses related to the management of the resort and condominium properties which are operated on a Gross Revenue contract basis.  Property expenses increased by 17%, from $3,516,379 to $4,127,139 for the quarter ended June 30, 2011 compared to 2010, and by 16%, from $6,903,742 to $8,008,934 for the six months ended June 30, 2011 compared to 2010.  These expense increases are attributed to the strengthening of the New Zealand Dollar against the US Dollar and the 15% and 16% increase in Revenue Attributed From Properties for the three and six months ended June 30, 2011 compared to prior year.

Compared to the prior year, payroll and office expenses increased over prior year by 4% from $472,941 to $489,623 for the quarter and decreased by 5% from $1,027,395 to $973,734 for the six months ended June 30, 2011.  The decrease in cost is a result of the Company making operational efficiency adjustments to the number of operational and corporate staff positions. The 5% decrease in expenses for the six month period was experienced despite an increase in Total Revenues of 11%.

Administrative and general expenses decreased by 7% from $80,506 to $74,637 for the quarter and by 8% from $257,164 to $236,129 for the six months ended June 30, 2011 as compared to 2010.  This decrease was due to reductions instituted by the Company for professional fees, travel costs and a decrease in our insurance rates as compared to the prior year.

EBITDA (Earnings before Interest, Depreciation, Taxes and Amortization) reflects the Company’s earnings without the effect of depreciation, interest income or expense, or taxes.  EBITDA is a non-GAAP measure.  Castle’s management believes that in many ways it is a good alternative indicator of the Company’s financial performance.  It removes the effects of non-cash depreciation and amortization of assets, as well as the fluctuations of interest costs based on the Company’s borrowing history and increases and decreases in tax expense brought about by changes in the provision for future tax effects rather than current income.  A comparison of EBITDA and Net Income is shown below.  EBITDA totaled ($472,239) and ($191,048) for the three months ended June 30, 2011 and 2010.  EBITDA totaled ($103,423) and $15,164 for the six months ended June 30, 2011 and 2010.  The decrease for the quarter is attributable to the Company recording a rebate of $200,000 of management fees to the owner of a previously managed hotel, and an increase in EBITDA loss of $93,837 from our New Zealand operations.

Comparison of Net Income to EBITDA:

	Three months ended Jun 30		Six Months Jun 30
	2011	2010	2011	2010
Net Income (Loss)	$ (743,015)	$ (220,930)	$ (501,208)	$ (163,516)
Add Back:
Income Tax Benefit	(151,743)	(65,113)	(101,068)	(48,502)
Net interest expense	118,791	98,208	177,982	198,487
Depreciation	60,885	58,548	117,942	118,185
Foreign Exchange (Gain) Loss	242,843	(61,761)	202,929	(89,490)
EBITDA-	$ (472,239)	$ (191,048)	$ (103,423)	$ 15,164

Investments

On July 23, 2010 the Company acquired a 7% common series interest in the ownership of a hotel located in Hawaii.  The Company received the interest in exchange for the Company’s assistance to the buyers of the hotel in negotiating the purchase, performing due diligence work and other consulting services.  The hotel was purchased for $17,300,000, of which

$13,000,000 was financed through a first mortgage on the hotel.  The Company recognized $188,173 in revenue resulting from cash received for consulting fees and used those funds to acquire the 7% common series interest.  The Company recorded investment income of $15,000 and $38,000 for the quarter and six months ending  June 30, 2011, which represents the Company’s 7% share of the income from the limited liability company that owns one of the hotels managed by the Company. In addition, during the current quarter, the Company recorded a reduction adjustment of $47,514 to reconcile its share of the 2010 investment income upon receipt of the final financial statement and IRS form K-1 from the limited liability company.

Depreciation

Castle’s business does not require a great deal of capital expenditure for equipment or fixed assets.  As a result, depreciation expense was $60,885 and $58,548 for the three months ended June 30, 2011 and 2010, and $117,942 and $118,185 for the six months ended June 30, 2011 and 2010 respectively.

Interest Expense

Interest Expense was $86,278 and $98,208 for the three months ended June 30, 2011 & 2010 and $168,468 and $198,487 respectively for the six months ended June 30, 2011 and 2010.  Interest expense includes imputed interest on the note payable which was issued in the purchase of real estate and interest imputed on the guaranty of the note.

Net Income

Net loss for the three and six months ending June 30, 2011 was $743,015 and $501,208, respectively.  Net loss for the three and six months ending June 30, 2010 was $220,930 and $163,516, respectively.

Foreign Currency Translation Adjustment

For consolidated entities whose functional currency is not the U.S. dollar, Castle translates their financial statements into U.S. dollars.  Assets and liabilities are translated at the exchange rate currently in effect as of the financial statement date, and results of operations are translated using the weighted average exchange rate for the period.

Translation adjustments from foreign exchange are included as a separate component of stockholders’ equity. Changes in the carrying value of the assets and liabilities of the consolidated entities outside of the United States due to foreign exchange changes are reflected as Foreign Currency Adjustments.  Foreign Currency Translation adjustments totaled $184,702 and ($45,884) for the three months ended June 30, 2011 and 2010, respectively; Foreign Currency Translation adjustments for the six months ended June 30, 2011 and 2010 totaled $200,899 and ($76,307), respectively.

Total Comprehensive Income (Loss)

Total Comprehensive Income (Loss) for the three months ended June 30, 2011 was ($558,313) as compared to ($266,814) for the prior year period.  For the six months ended June 30, 2011, Total Comprehensive Income (Loss) was ($300,309) as compared to ($239,823) for the prior year.  This is primarily a result of the changes in Revenue and Property and Operating Expenses, Investment Income, and foreign exchange rates noted above.

Liquidity

Our primary sources of liquidity include available cash and cash equivalents, and borrowing under the credit facility which was secured in October 2008, consisting of a $500,000 term loan and a $150,000 line of credit.   As of June 30, 2011, the Company has utilized $100,000 of the line of credit.  Additionally, our New Zealand subsidiary has an available NZ$300,000 (US$245,190) line of credit of which NZ$85,090 (US$69,544) was utilized as of June 30, 2011.  These facilities contain representations and warranties, conditions, covenants and events of default that are customary for this type of credit facility but do not contain financial covenants.  The Company is in compliance with the terms and conditions of these borrowing covenants.  We do not believe the limitations contained in the credit facility will, in the foreseeable future, adversely affect our ability to use the credit facility and execute our business plan.

The Company manages a property in New Zealand, where the World Rugby Cup will be held during the fall of 2011.  Room rentals are in very high demand during this period, and all reservations require a deposit or full prepayment in order to secure accommodation reservations.  Our New Zealand property has received advance deposits for this period of $925,124 and $151,975 as of June 30, 2011 and December 31, 2010, respectively.  New Zealand law requires that these funds be held in a separate trust account and not be used by the property until services have been rendered; accordingly, the Company has recorded these cash deposits as Restricted Cash on its balance sheet.

Expected uses of cash in fiscal 2011 include funds required to support our operating activities, including continuing to opportunistically and selectively expand the number of properties under our management.

We experienced a net loss of $743,015 for the second quarter of 2011 and a net loss of $501,208 for the six months ended June 30, 2011.  Total Current Assets were maintained at $4.1 million at the end of June 2011.  The second quarter of the year is typically the low season for the travel industry in Hawaii which was also magnified by the rebate of $200,000 during the quarter to the owner of a previously managed property.  Additionally, we recorded exchange losses of $242,843 and $202,929 for the three and six months ended June 30, 2011.  The Company has established a trend of Operating Profitability in recent quarters as we reported Operating Profits in three of our four previous quarters.  We anticipate that occupancy levels will show a slight increase over prior year, together with increases in average room rates for the properties currently under contract for the remainder of 2011.  We will continue our efforts to expand the number of properties under management through the remainder of 2011, which will increase the overall revenue stream in 2011. The specific impact of these additions on revenue depends on the timing of when new properties are added during the year.  More importantly, over the past two fiscal years we implemented a number of cost saving and efficiency programs that began to improve our profitability and cash flows.  We are beginning to see the results of our operational changes as we reported operating profits in six of the last seven quarters.  We project that we will continue to improve the overall profitability, cash flow, and working capital liquidity through 2011. This view is based on the following assumptions:

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

Based on that evaluation, our chief executive officer (and acting chief financial officer)  concluded that, as of June 30, 2011, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer (and acting chief financial officer), as appropriate, to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None during the quarter ended June 30, 2011

Item 1A. Risk Factors.

Not required to be enumerated by smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

None during the quarter ended June 30, 2011.

Use of Proceeds of Registered Securities

No proceeds were received from the sale of registered securities during the quarter ended June 30, 2011.

Purchases of Equity Securities by Us and Affiliated Purchasers

None during the quarter ended June 30, 2011.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Removed and Reserved.

Item 5. Other Information.

None reported

Item 6. Exhibits.

(a) Exhibits and index of exhibits.

31.1   302 Certification of Rick Wall, Chief Executive Officer

32    Section 906 Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CASTLE GROUP, INC.

Date:	08/15/2011	By:	/s/Rick Wall
Rick Wall
Chief Executive Officer and Chairman of the Board of Directors and Acting CFO