Form 10-Q
period 2011-09-30
CASTLE GROUP INC
filed 2011-11-09
CIK 918543

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

November 9, 2011 - 10,026,392 shares of common stock.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

THE CASTLE GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2011 (UNAUDITED) & DECEMBER 31, 2010

ASSETS

	September 30	December 31
	2011	2010
Current Assets
Cash and cash equivalents	$ 136,501	$ 539,701
Accounts receivable, net of allowance for bad debts	1,623,510	2,038,211
Deferred tax asset	217,500	217,500
Restricted cash	-	151,975
Prepaids and other current assets	391,213	279,890
Total Current Assets	2,368,724	3,227,277
Property plant & equipment, net	7,250,984	7,349,343
Goodwill	54,726	54,726
Deposits	24,477	24,477
Restricted cash	4,006	191,501
Investment in limited liability company	461,885	270,399
Deferred tax asset	1,820,479	1,827,977

TOTAL ASSETS	$ 11,985,281	$ 12,945,700

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$ 2,895,184	$ 3,136,776
Payable to related parties	105,347	139,464
Deposits payable	541,052	676,635
Current portion of long term debt	357,011	409,198
Current portion of long term debt to related parties	6,250	6,250
Accrued salaries and wages	674,429	720,926
Accrued taxes	70,723	199,693
Accrued interest	11,648	11,108
Other current liabilities	24,196	13,107
Total Current Liabilities	4,685,840	5,313,157
Non Current Liabilities
Long term debt, net of current portion	4,693,975	4,914,119
Deposits payable	-	354,337
Notes payable to related parties, net of current portion	140,233	144,921
Other long term obligations, net	3,260,732	3,230,902
Total Non Current Liabilities	8,094,940	8,644,279
Total Liabilities	12,780,780	13,957,436
Stockholders' Equity (Deficit)
Preferred stock, $100 par value, 50,000 shares authorized, 11,050	1,105,000	1,105,000
shares issued and outstanding in 2011 and 2010, respectively
Common stock, $.02 par value, 20,000,000 shares authorized, 10,026,392	200,529	200,529
shares issued and outstanding in 2011 and 2010, respectively
Additional paid in capital	4,555,767	4,423,984
Retained deficit	(6,576,021)	(6,587,930)
Accumulated other comprehensive income (loss)	(80,774)	(153,319)
Total Stockholders' Deficit	(795,499)	(1,011,736)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 11,985,281	$ 12,945,700
The accompanying notes are an integral part of these condensed consolidated financial statements

THE CASTLE GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 & 2010
UNAUDITED

	Quarter Ended	Quarter Ended	Year to Date	Year to Date
	09/30/2011	09/30/2010	09/30/2011	09/30/2010
Revenues
Revenue attributed from properties	$ 3,851,308	$ 3,827,845	$ 12,216,872	$ 11,091,399
Management & Service	414,721	489,466	1,164,230	1,429,376
Other Revenue	190,671	301,000	190,972	301,000
Total Revenues	4,456,700	4,618,311	13,572,074	12,821,775

Operating Expenses
Attributed property expenses	3,385,645	3,670,861	11,394,579	10,574,604
Payroll and office expenses	367,618	382,973	1,341,353	1,410,368
Administrative and general	105,933	83,189	342,061	340,352
Depreciation	65,087	60,701	183,029	178,886
Total Operating Expense	3,924,283	4,197,724	13,261,022	12,504,210
Operating Income	532,417	420,587	311,052	317,565
Foreign Currency Transaction Gain (Loss)	173,099	(177,300)	(29,830)	(87,810)
Investment Income (Loss)	21,000	-	11,486	-
Interest Expense	(104,833)	(97,441)	(273,301)	(295,928)
Income (Loss) before taxes	621,683	145,846	19,407	(66,173)
Income tax provision	(108,566)	(166,293)	(7,498)	(117,791)
Net Income (Loss)	$ 513,117	$ (20,447)	$ 11,909	$ (183,964)

Other Comprehensive Income
Foreign currency translation adjustment	$ (128,354)	$ 111,265	$ 72,545	$ 34,958
Total Comprehensive Income (Loss)	$ 384,763	$ 90,818	$ 84,454	$ (149,006)

Earnings (Loss) Per Share
Basic	$ 0.05	$ (0.00)	$ 0.00	$ (0.02)
Diluted	$ 0.05	$ (0.00)	$ 0.00	$ (0.02)
Weighted Average Shares
Basic	10,026,392	9,999,435	10,026,392	9,964,267
Diluted	10,026,392	9,999,435	10,026,392	9,964,267

The accompanying notes are an integral part of these condensed consolidated financial statements

THE CASTLE GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2011 & 2010
UNAUDITED
	Year to Date	Year to Date
	09/30/2011	09/30/2010
Cash Flows from Operating Activities
Net income (loss)	$ 11,909	$ (183,964)
Adjustments to reconcile from net income (loss) to net cash from operating activities:
Depreciation	183,029	178,387
Amortization of discount	57,588	117,771
Foreign exchange (gain) loss on guarantor obligation	29,830	87,809
Interest on guarantor obligation	131,783	103,463
Issuance of equity-based compensation	-	29,940
Equity-based compensation income	(180,000)	(112,827)
Deferred taxes	7,498	117,791
(Increase) decrease in
Accounts receivable	422,114	(292,742)
Other current assets	(112,562)	(66,058)
Restricted cash	351,693	-
Customer advance deposits	(142,897)	110,665
Increase (decrease) in
Accounts payable and accrued expenses	(453,173)	(125,666)
Net Change From Operating Activities	306,812	(35,431)

Cash Flows from Investing Activities
Purchase of assets	(12,608)	(9,596)
Investment in Hotel	-	(188,173)
Net Change from Investing Activities	(12,608)	(197,769)

Cash Flows from Financing Activities
Proceeds from notes	150,000	150,000
Payments of notes to related parties	(4,687)	(4,687)
Payments on notes	(853,059)	(457,106)
Net Change from Financing Activities	(707,746)	(311,793)

Effect of foreign currency exchange rate on changes in cash and cash equivalents	10,342	835

Net Change in Cash and Cash Equivalents	(403,200)	(544,158)
Beginning Balance	539,701	623,485
Ending Balance	$ 136,501	$ 79,327

Supplementary Information
Cash Paid for Interest	$ (42,723)	$ (51,412)
Cash Paid for Income Taxes	$ -	$ -
Non-cash investment in property	$ (180,000)	$ (112,827)

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

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  In the opinion of management, the accompanying interim financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation.  The results of operations for the three and nine month periods ended September 30, 2011, are not necessarily indicative of the results for a full-year period.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in Castle’s annual audited financial statements for the year ended December 31, 2010.

Revenue Recognition

The Company recognizes revenue from the management of resort properties according to the terms of its various management contracts.

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

Note 3 Foreign Currency Transaction Gain / Loss

As part of the Company’s purchase of real estate in New Zealand, the Company has guaranteed an amount of up to $3,018,000 to the seller of the real estate and the Company recorded this guaranty as “Other Long Term Obligations” on its balance sheet.  The loan issued upon the purchase of the New Zealand real estate is payable in New Zealand dollars.  Due to fluctuations in the exchange rate of the New Zealand dollar against the US dollar, the obligation has been increased to $3,260,732 as of September 30, 2011.  For the three months ended September 30, 2011 and 2010, the Company recorded foreign currency transaction (losses)/gains of $173,099 and ($177,300), and for the nine months ended September 30, 2011 and 2010, ($29,830) and ($87,810), respectively.

Note 4 Income Taxes

Income tax expense reflects the expense or benefit only on the Company’s domestic taxable income. Income tax expense and benefit from the Company’s foreign operations are not recognized as they have been fully reserved.

Note 5 Equity-Based Compensation

None issued during the quarters ended September 30, 2011 or 2010.

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

As part of Castle’s strategies to secure long term, multi-year management contracts, from time to time, we have found it advantageous to purchase or lease selected real property within a resort or condominium project.  This occurred in 2004, when Castle’s wholly owned subsidiary, NZ Castle Resorts and Hotels Limited, entered into an agreement to purchase all of the shares of Mocles Holdings Limited (“Mocles”), a New Zealand Corporation.  Mocles owns the Podium levels (“Podium”) of the Spencer on Byron Hotel in Auckland, New Zealand, which includes the front desk, restaurant, bar, ballroom, board room, conference rooms, back of the house facilities and other areas necessary for the hotel’s operation.  Through our ownership of the Podium and the finalization of a multi-year management contract for the Spencer on Byron hotel, Castle is assured of ongoing revenues in future years from this property.

In July 2010, the Company acquired a 7% common series ownership interest in one of the hotels managed by the Company as compensation for consulting work done during the acquisition of the property by a third party.  In September 2011, the Company acquired a 2% ownership interest in a hotel for consulting work done during the acquisition of the property by another third party.  Castle will continue to pursue these types of arrangements in which the Company will receive a partial real estate ownership in a property, in addition to a long term management contract.

Profitability

The third quarter of the calendar year is one of the busier periods for the travel industry in Hawaii.  In addition, the Company’s New Zealand property hosted various teams that participated in the World Rugby Cup held in New Zealand.  Profitability was further enhanced due to the following:

1.     The Company received a 2% ownership interest in a property in exchange for consulting and due diligence work performed during the acquisition of the property.  The Company valued this interest at $180,000, and also received an additional $10,000 in preliminary renovation consulting fees.

2.     The New Zealand dollar weakened during the third quarter, resulting in an exchange gain of $173,099. Fluctuations in the currency exchange rates are outside of the control of the Company and due to the volatility in the world currency markets, material gains and losses may continue to occur.

The Company managed a property in New Zealand under a Gross Contract through July 31, 2011.  Effective August 1, 2011, the contract with the property expired and the Company entered into a new management contract with the unit owners under a Net Contract arrangement.  Under the Net Contract, the Company will receive fees based on the revenue and net operating profits of the properties room operations.  Previously, the Company collected room revenues and paid a fixed amount to the unit owners; any room revenue remaining after this fixed payment was used to cover room operating expenses and any remaining profits belonged to the Company while shortfalls were funded by the Company.  Since the Company owns the common areas of the property which includes the lobby, restaurant and bar, the Company will continue to own and operate the food and beverage operation.  Over the previous ten years, the Company had operated the room operations at a loss as the property was brand new and had not established itself in the marketplace.  The property is now well known in the area with a mature base of customers and additionally, its food and beverage operations have won various culinary awards.  The Company believes that this combination of a net contract for the room operations and the profitable food & beverage operations will ensure future profitability for our New Zealand operation.

Additionally, the Company is in talks with the ownership of multiple additional properties for full management contracts.

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

Revenues

Total Revenues decreased from prior year by 3% to $4,456,700 from $4,618,311 for the quarter and increased by 6% to $13,572,074 from $12,821,775 for the nine months ended September 30, 2011.  The decrease for the quarter reflects the inclusion during the prior year of a 7% interest in a property valued at $301,000 received by the Company as compensation for consulting work performed during the acquisition of a property managed by the Company.   The increase for the nine month period is attributed to an increase in revenue from our New Zealand operations of 10%, from $5,929,371 to $6,544,573 for the nine months ended September 30, 2011.  Included in the quarter ending September 2011 was the receipt of a 2% interest in a property in exchange for consulting work performed by the Company during the acquisition.  This ownership interest was valued at $180,000.  In addition, both domestic and international operations in 2010 were affected by the decreasing room rates in the markets in which our properties are located.  In response to the worldwide weakening of the economy in 2009, the hospitality business experienced severe discounting as travel companies compete to re-capture market share that was substantially reduced during to the worldwide financial crisis.  The trend of decreasing travelers has subsided, and during 2011 companies are focusing on increased average daily rates and have refrained from using discounted rates in order to increase market share.

Revenues Attributed from Properties were relatively flat at $3,851,308 and $3,827,845 for the three months ended September 30, 2011 compared to 2010, and increased by 10% from $11,091,399 to $12,216,872 for the nine months ended September 30, 2011. The year to date increase is attributed to an increase in demand in both our domestic and international operations.

Management and Service Revenues from our domestic operations decreased by 15%, from $489,466 to $414,721 during the quarter, and by 19% from $1,429,376 to $1,164,230 for the nine months ended September 30, 2011.  The decrease in domestic operations is due to a $200,000 rebate of fees to the owners of a previously managed property during the quarter ended June 30, 2011.  Excluding this rebate, Management and Service Revenues would have decreased by 5% for the nine months ended September 30, 2011.  In addition, the Company had two additional properties during the quarter ended September 2010 compared to 2011, both of which are no longer represented by the Company due to the sale of those properties.

Other revenue decreased by 37% for the three and nine months ended September 30, 2011 compared to prior year, from approximately $301,000 to $190,000.  The decrease is due to the Company receiving an ownership interest in a property valued at $301,000 during the prior year in exchange for consulting work performed by the Company during the acquisition of the property.  In the current year, the Company also received an interest in a second property in exchange for consulting work performed during an acquisition, however the interest received on the second property was valued at $190,000, $111,000 less than that received on the first property during the prior year.

Guaranty

As part of the Company’s purchase of real estate in New Zealand, the Company has guaranteed an amount of up to $3,018,000 to the seller of the real estate and the Company recorded this guaranty as “Other Long Term Obligations” on its balance sheet.  The loan issued upon the purchase of the New Zealand real estate is payable in New Zealand dollars.  Due to fluctuations in the exchange rate of the New Zealand dollar against the US dollar, the obligation has been increased to $3,260,732 as of September 30, 2011.  For the three months ended September 30, 2011 and 2010, the Company recorded foreign currency transaction (losses)/gains of $173,099 and ($177,300), and for the nine months ended September 30, 2011 and 2010, ($29,830) and ($87,810), respectively.

Expenses

Attributed Property Expenses are those expenses related to the management of the resort and condominium properties which are operated on a Gross Revenue contract basis.  Property expenses decreased by 8%, from $3,670,861 to $3,385,645 for the quarter ended September 30, 2011 compared to 2010, and increased by 8%, from $10,574,604 to $11,394,579 for the nine months ended September 30, 2011 compared to 2010.  The decrease for the quarter is attributed to cost controls put into place by the Company and the change in our property management contract in New Zealand.  The increase for the nine months ended September 2011 are attributed to an 11% strengthening of the New Zealand Dollar against the US Dollar and the 10% increase in Revenue Attributed From Properties compared to the prior year.

Compared to the prior year, payroll and office expenses decreased from prior year by 4% from $382,973 to $367,618 for the quarter and decreased by 5% from $1,410,368 to $1,341,353 for the nine months ended September 30, 2011.  The decrease in cost is a result of the Company making operational efficiency adjustments to the number of operational and corporate staff positions. The 5% decrease in expenses for the nine month period was experienced despite an increase in Total Revenues of 6%.

Administrative and general expenses increased by 27% from $83,189 to $105,933 for the quarter and by 1% from $340,352 to $342,061 for the nine months ended September 30, 2011 as compared to 2010.  This increase was due to the refund of $48,000 in insurance premiums received in 2010.

EBITDA (Earnings before Interest, Depreciation, Taxes and Amortization) reflects the Company’s earnings without the effect of depreciation, interest income or expense, or taxes.  EBITDA is a non-GAAP measure.  Castle’s management believes that in many ways it is a good alternative indicator of the Company’s financial performance.  It removes the effects of non-cash depreciation and amortization of assets, as well as the fluctuations of interest costs based on the Company’s borrowing history and increases and decreases in tax expense brought about by changes in the provision for future tax effects rather than current income.  A comparison of EBITDA and Net Income is shown below.  EBITDA totaled $597,504 and $481,288 for the three months ended September 30, 2011 and 2010.  EBITDA totaled $494,081 and $496,451 for the nine months ended September 30, 2011 and 2010.  The increase for the quarter is attributable to the Company receiving higher fees from its New Zealand operations due to the World Rugby Cup and the new contract which took effect August 1, 2011.  The decrease for the nine months ended September 2011 is attributed to the Company recording a rebate of $200,000 of management fees to the owner of a previously managed hotel.

Comparison of Net Income to EBITDA:

	Three months ended Sep 30		Nine months ended Sep 30
	2011	2010	2011	2010
Net Income (Loss)	$ 513,117	$ (20,447)	$ 11,909	$ (183,964)
Add Back:
Income Tax Benefit	108,566	166,293	7,498	117,791
Net interest expense	83,833	97,441	261,815	295,928
Depreciation	65,087	60,701	183,029	178,886
Foreign Exchange Gain (Loss)	(173,099)	177,300	29,830	87,810
EBITDA-	$ 597,504	$ 481,288	$ 494,081	$ 496,451

Investments

On July 23, 2010 the Company acquired a 7% common series interest in the ownership of a hotel located in Hawaii.  The Company received the interest in exchange for the Company’s assistance to the buyers of the hotel in negotiating the purchase, performing due diligence work and other consulting services.  The hotel was purchased for $17,300,000, of which $13,000,000 was financed through a first mortgage on the hotel.  The Company initially recognized $301,000 in revenue resulting from cash received for consulting fees and used those funds to acquire the 7% common series interest, which was subsequently re-valued at $188,173.  The Company recorded investment income of $21,000 and $11,486 for the quarter and nine months ending September 30, 2011, which represents the Company’s 7% share of the income from the limited liability company that owns one of the hotels managed by the Company.

On September 22, 2011, the Company acquired a 2% ownership interest in a hotel for consulting work done during the acquisition of the property by another third party.  The Company recorded $180,000 of consulting fee income as the value of the 2% ownership interest.

Depreciation

Castle’s business does not require a great deal of capital expenditure for equipment or fixed assets.  As a result, depreciation expense was $65,087 and $60,701 for the three months ended September 30, 2011 and 2010, and $183,029 and $178,886 for the nine months ended September 30, 2011 and 2010, respectively.

Interest Expense

Interest Expense was $104,833 and $97,441 for the three months ended September 30, 2011 and 2010, and $273,301 and $295,928, respectively, for the nine months ended September 30, 2011 and 2010.  Interest expense includes imputed interest on the note payable which was issued in the purchase of real estate and interest imputed on the guaranty of the note.  In addition, the Company refinanced the loan issued in New Zealand to purchase the podium, and the terms of the new agreement call for additional interest of NZ$20,000 to be paid each month.

Net Income

Net income for the three and nine months ending September 30, 2011 was $513,117 and $11,909, respectively.  Net loss for the three and nine months ending September 30, 2010 was $20,447 and $183,964, respectively.

Foreign Currency Translation Adjustment

For consolidated entities whose functional currency is not the U.S. dollar, Castle translates their financial statements into U.S. dollars.  Assets and liabilities are translated at the exchange rate currently in effect as of the financial statement date, and results of operations are translated using the weighted average exchange rate for the period.

Translation adjustments from foreign exchange are included as a separate component of stockholders’ equity. Changes in the carrying value of the assets and liabilities of the consolidated entities outside of the United States due to foreign exchange changes are reflected as Foreign Currency Adjustments.  Foreign Currency Translation adjustments totaled ($128,354) and $111,265 for the three months ended September 30, 2011 and 2010, respectively; Foreign Currency Translation adjustments for the nine months ended September 30, 2011 and 2010 totaled $72,545 and $34,958, respectively.

Total Comprehensive Income (Loss)

Total Comprehensive Income for the three months ended September 30, 2011 was $384,763 as compared to $90,818 for the prior year period.  For the nine months ended September 30, 2011, Total Comprehensive Income (Loss) was $84,454 as compared to ($149,006) for the prior period.  This is primarily a result of the changes in Revenue and Property and Operating Expenses, Investment Income, and foreign exchange rates noted above.

Liquidity

Our primary sources of liquidity include available cash and cash equivalents, and borrowing under the credit facility which was secured in October 2008, consisting of a $500,000 term loan and a $150,000 line of credit.   As of September 30, 2011, the Company has utilized $50,000 of the line of credit.  Additionally, our New Zealand subsidiary has an available NZ$300,000 (US$232,830) line of credit of which NZ$273,359 (US$212,154) was utilized as of September 30, 2011.  The Company utilized its New Zealand line in order to fund owner accounts during the transition of the management contract change.  These facilities contain representations and warranties, conditions, covenants and events of default that are customary for this type of credit facility but do not contain financial covenants.  The Company is in compliance with the terms and conditions of these borrowing covenants.  We do not believe the limitations contained in the credit facility will, in the foreseeable future, adversely affect our ability to use the credit facility and execute our business plan.

The Company manages a property in New Zealand, where the World Rugby Cup is held during the fall of 2011.  Room rentals are in very high demand during this period, and all reservations require a deposit or full prepayment in order to secure accommodation reservations.  Our New Zealand property had received advance deposits for this period of $925,124 and $151,975 as of June 30, 2011 and December 31, 2010, respectively.  With the commencement of the World Rugby Cup, these deposits have been released and transferred over under the terms and conditions of our new management contract with the Unit owners.

Expected uses of cash in fiscal 2011 include funds required to support our operating activities, including continuing to opportunistically and selectively expand the number of properties under our management.

We experienced net income of $513,117 for the third quarter of 2011 and net income of $11,909 for the nine months ended September 30, 2011.  Total Current Assets were decreased to $2.4 million at the end of September 2011, as restricted cash associated with the World Rugby Cup was transferred over to the unit owners’ accounts.  The third quarter of the year is typically the busy season for the travel industry in Hawaii, and the Company also received $180,000 in consulting fees performed in the acquisition of a property by a third party.  Additionally, we recorded exchange gains (losses) of $173,099 and ($29,830) for the three and nine months ended September 30, 2011.  The Company has established a trend of Operating Profitability in recent quarters as we reported Operating Profits in four of our five previous quarters.  We anticipate that occupancy levels will continue to show slight increases over prior year, together with increases in average room rates for the properties currently under contract for the remainder of 2011.  We will continue our efforts to expand the number of properties under management through the remainder of 2011, which will increase the overall revenue stream in 2011. The specific impact of these additions on revenue depends on the timing of when new properties are added during the year.  More importantly, over the past two fiscal years we implemented a number of cost saving and efficiency programs that began to improve our profitability and cash flows.  We are beginning to see the results of our operational changes as we reported operating profits in four of the last five quarters.  We project that we will continue to improve the overall profitability, cash flow, and working capital liquidity through 2011. This view is based on the following assumptions:

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

•The World Rugby Cup being held in New Zealand during the third quarter of 2011 which will overflow into the first month of the fourth quarter.

•Increased management fees due to the conversion of our management contract in New Zealand from a gross contract to a net contract in August of 2011.

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

Based on that evaluation, our chief executive officer (and acting chief financial officer)  concluded that, as of September 30, 2011, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer (and acting chief financial officer), as appropriate, to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None during the quarter ended September 30, 2011

Item 1A. Risk Factors.

Not required to be enumerated by smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

None during the quarter ended September 30, 2011

Use of Proceeds of Registered Securities

No proceeds were received from the sale of registered securities during the quarter ended September 30, 2011.

Purchases of Equity Securities by Us and Affiliated Purchasers

On September 22, 2011, the Company acquired a 2% ownership interest in a hotel for consulting work done during the acquisition of the property by another third party.  The Company recorded an investment of $180,000 and also recorded consulting fee income of $180,000 as the value of the 2% ownership interest received.

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

THE CASTLE GROUP, INC.

Date:	11/9/2011	By:	/s/Rick Wall
Rick Wall
Chief Executive Officer and Chairman of the Board of Directors and Acting CFO