Form 10-K
period 2011-12-31
CASTLE GROUP INC
filed 2012-03-30
CIK 918543

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

[   ] Yes   [X] No

Aggregate Market Value of Non-Voting Common Stock Held by Non-Affiliates

As of June 30, 2011, there were approximately 4,889,989 shares of common voting stock of the Issuer held by non-affiliates. As of June 30, 2011, the closing price of the common stock on the OTC Bulletin board was $.15 per share or an aggregate value of $733,498.

Issuers Involved in Bankruptcy Proceedings During the Past Five Years

Not applicable.

Check whether the Issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Not applicable.

Applicable Only to Corporate Issuers

Number of shares outstanding of the Issuer’s common stock as of March 30, 2012:   10,026,392

Documents Incorporated by Reference

See Part IV, Item 15.  The Exhibit Index appears on page 40.

TABLE OF CONTENTS

PART I

Item 1.

Business.

 4

Item 1A.

Risk Factors

 6

Item 2.

Property.

 6

Item 3.

Legal Proceedings.

 7

Item 4.

Submission of Matters to a Vote of Security Holders.

 7

PART II

Item 5.

Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

 7

Item 6.

Selected Financial Data and Supplementary Financial Information.

 8

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operation.

 8

Item 7A.

Quantitative and Qualitative Disclosure about Market Risk

13

Item 8.

Consolidated Financial Statements

15

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

32

Item 9A(T).

Controls and Procedures.

32

Item 9B.

Other Information.

33

PART III

Item 10.

Directors, Executive Officers and Corporate Governance.

34

Item 11.

Executive Compensation.

36

Item 12 .

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

37

Item 13.

Certain Relationships and Related Transactions, and Director Independence

38

Item 14.

Principal Accounting Fees and Services.

39

PART IV.

Item 15.

Exhibits and Consolidated Financial Statement Schedules.

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

Factors that may affect forward-looking statements include a wide range of factors that could materially affect future developments and performance, including the following: Changes in company-wide strategies, which may result in changes in the types or mix of businesses in which Castle is involved or chooses to invest; changes in U.S., global or regional economic conditions; changes in U.S. and global financial and equity markets; including significant interest and foreign exchange rate fluctuations; which may impede Castle’s access to, or increase the cost of, external financing  for its operations and investments; increased competitive pressures, both domestically and internationally; legal and regulatory developments, such as regulatory actions affecting environmental activities; the imposition by foreign countries of trade restrictions and changes in international tax laws or currency controls; adverse weather conditions or natural disasters, such as hurricanes and earthquakes; and labor disputes, which may lead to increased costs or disruption of operations.  This list of factors that may affect future performance and the accuracy of forward-looking statements are illustrative, but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

Description of the Business

The Castle Group, Inc. (“the Company,” “Castle,” “we,” “our”or “us”) through its subsidiaries manages luxury and mid-range resort condominiums and hotels on all of the major islands within the state of Hawaii, and resorts located in Saipan, and New Zealand. The Company was incorporated in Utah on August 21, 1981 and on June 4, 1993 the name of the Company was changed to The Castle Group, Inc.

Principal Products or Services and Their Markets

General

We are a full service hospitality and hotel management company that prides itself on its ability to be both “Flexible and Focused,” our operations motto.  Flexible, to meet the specific needs of property condo owners at the properties that it manages; and Focused, in its efforts to achieve enhanced rental income and profitability for those owners.  We earn our revenues by providing several types of services to property owners including, hotel and resort management and operations; reservations staffing and operations; sales and marketing; and accounting.  Our revenues are derived primarily from two sources: (1) the rental of hotel rooms and condominium accommodations along with food and beverage sales at the properties we manage and; (2) fees paid for services we provide to property owners.  We also derive revenues from commissions at certain of our properties and investment income through our ownership of minority interests in certain hotel properties.

Corporate Culture

Our corporate culture has been internally branded as “F & F,” which means Flexibility and Focus.  The organization and infrastructure is solid; and designed for maximum flexibility to react to any and all marketplace dynamics; while at the same time, allowing us to remain focused on our objectives and overall strategy without losing focus or perspective.

Marketing Strategy

Most of our marketing efforts are focused towards acquiring and retaining guests for the properties we manage.  We have made investments in two of the properties that we manage, as we own the lobby and food and beverage areas in our New Zealand property, and have a minority interest in a property in Hawaii.  Sales, advertising and marketing is handled by our sales staff and is done through a variety of distribution channels including direct internet sales, wholesalers, online and traditional travel agencies, corporate and frequent traveler accounts, and group tour operators.   We also manage and operate an interactive web site (www.Castleresorts.com) for customers to view information about the properties we manage and make reservations to stay at the properties.  The website offers user friendly navigation, interactive features and rich content, while offering attractive rates and a travel booking engine that can handle rate conversions for over 100 foreign currencies.  The proprietary online booking and reservations engine supports a dynamic pricing model which maximizes revenues for all of our properties under management.

We support our online presence with a full service, reservation call center that provides a wide range of services from tour reservation processing and rooms control, to handling group bookings.  Our reservation center electronically connects resort property inventory and rates to the four major Global Distribution Systems (“GDS”).  This connectivity displays rates and inventory of our properties to over 500,000 travel agents worldwide as well as providing internet connectivity to over 1,200 travel websites around the globe.

Diversity

We have a diverse portfolio of properties located in desired island resort destinations throughout the Pacific Region. We represent hotels, resort condominiums, luxury villas and lodging accommodations throughout Hawaii, in Saipan, and in New Zealand.

In Hawaii, we are the only lodging chain that represents properties on the five major Hawaiian Islands of Oahu, Maui, Kauai, Molokai and Hawaii, allowing our customers the option to island-hop and this provides us with cross-selling advantages. Our Honolulu headquarters serve as the epicenter for our international operations in Saipan and New Zealand.  Our diverse destinations offer customers the opportunity to discover new experiences and varying cultures in the areas we represent.

We offer a wide range of accommodations at various price points from exclusive private villas, full-service all-suites hotels, oceanfront resort condominiums, to modestly priced hotels with up to 300 guest rooms.  Our collection of all-suite condominium resorts, hotels, villas, lodges and vacation rentals allows customers to select the best accommodation to suit their individual style and budget.

Our ability to deliver consistent financial returns to our property owners demonstrates Castle’s competency in managing and marketing a wide range of accommodations to our customers via multiple channels of distribution.

Brand Strategy

Each property we manage is individually branded in order to extract maximum value from its strengths.  The Castle brand stays in the background and our focus is on marketing the uniqueness of each property, while satisfying the needs and expectations of our owners.  Each property we manage maintains its own brand identity and personality, while utilizing the Castle advantage of our powerful sales and marketing resources, channel distribution, resort management expertise, industry partnerships and networks.

Our brand strategy is one of the areas that clearly differentiate us from the high profile branded hospitality companies.  When a hotel owner or developer is considering contracting a large worldwide hospitality company for possible hotel management, there are several considerations that must be assessed.  With major worldwide brands, usually come the high costs that the owner must bear to sustain the expensive plant, marketing and operational costs that the brand demands in order to fall into the brands cookie cutter image. There are also some tangible differences from the guest’s or customer’s perspective as well.  At Castle, we believe that one size does not fit all and we also believe that marketing efforts should be focused on the individual property instead of concentrating dollars on the advancement of the brand name instead of the individual property.

We market each property with its own independent brand identity and deploy customized marketing programs to target the specific demographics attracted to each of our unique properties.  Through our property brand building efforts, we begin the process of positioning each of our resorts to our key market segments, niche targeted customers and distribution channels.

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

Marketing Programs and Promotions

We have implemented numerous marketing programs and promotions directed towards both the consumer and trade markets to generate incremental revenue and market loyalty for the individual properties.  We have developed a wide range of programs designed specifically to reflect the unique attributes of each of our resort properties, while providing various incentives.  We manage a number of marketing programs and promotions, some of which are seasonal to drive incremental room night revenues during valley or shoulder periods, and some of which are ongoing throughout the year.  During the past year we have emphasized programs relating to value travel and accommodations as well as increased consumer direct booking at the luxury properties we manage.

Growth Strategy

The majority of the properties we presently manage are located within the state of Hawaii, with one property each in New Zealand and Saipan.

During the course of 2010 and through 2011, as a result of the declines in world economic conditions and the associated decrease in consumer expendable wealth, we have temporarily halted our expansion plans and efforts aimed at the Far East Asian region.  While we believe that there are significant opportunities in this region, we have chosen to focus on obtaining additional contracts within our current markets due to the opportunities afforded by the economic downturn including sales of properties, foreclosures, underperformance of certain properties, and dissatisfaction with the current management of our competitors.  Management will explore expansion again into the Asian region when it determines that the economic conditions would make it economically feasible to enter these regions.

As part of our strategy to secure long term, multi-year management contracts, from time to time, we have found it advantageous to purchase or lease selected real property within a resort or condominium project.  This occurred in 2004, when Castle’s wholly owned subsidiary, NZ Castle Resorts and Hotels Limited, entered into an agreement to purchase all of the shares of Mocles Holdings Limited (“Mocles”), a New Zealand Corporation.  Mocles owns the Podium levels (“Podium”) of the Spencer on Byron Hotel in Auckland, New Zealand, which includes the front desk, restaurant, bar, ballroom, board room, conference rooms, back of the house facilities and other areas necessary for the hotel’s operation.  Through our ownership of the Podium and a multi-year management contract for the Spencer on Byron hotel, we are assured of ongoing revenues in future years from this property.

In 2010 we took a major step forward in the domestic market as we secured an ownership interest in a Hawaii property that we manage.

In addition to focusing on growing our portfolio of properties, we will continue to focus efforts on securing additional equity ownership interests in properties in both the domestic and international markets.

Item 1A.  Risk Factors

Not required for smaller reporting companies.

Item 2.  Property.

We lease office space for our principal executive offices.  This lease expired on October 31, 2011 and was renewed for an additional three years, to October 31, 2014 at a rental cost that averages $7,970 per month, plus the cost of common area maintenance.

We also lease additional office space for our finance and accounting operations.  This lease expired on February 28, 2011 and was also renewed for an additional three years, to February 28, 2014 at a rental cost that averages $5,140 per month, plus the cost of common area maintenance.

In July, 2001, we entered into lease agreements (in lieu of a traditional management agreements) with each of the owners of approximately 250 investment units of the Spencer on Byron condominium project for the purpose of having those units be part of the rental program at the Spencer on Byron Hotel.  The leases were for a period of ten years expiring on July 18, 2011.  Monthly lease rents were calculated as a percentage of the purchase price paid by the original owner of each condominium.  This lease was extended to July 31, 2011 and upon expiration, we entered into a new management contract with the unit owners under a Net Contract arrangement through January 31, 2012, while a longer term contract is negotiated. Under the Net Contract, we receive fees based on the revenue and net operating profits of the properties room operations.  Previously, we collected room revenues and paid a fixed amount to the unit owners; any room revenue remaining after this fixed payment was used to cover room operating expenses and any remaining profits belonged to us and any shortfalls were funded by us. We continue our ownership of certain common areas of the property which includes the lobby, restaurant and bar; therefore, we will continue to own and operate the food and beverage operation.  Over the previous ten years, we had operated the room operations at a loss as the property was brand new and had not established itself in the marketplace.  The property is now well known in the area, especially after the hosting of various teams that participated in the World Rugby Cup, and has a mature base of customers. Additionally, our food and beverage operations have won various culinary awards in the area and we believe that this combination of a net contract for the room operations and the profitable food & beverage operations will ensure future profitability for our New Zealand operation.

In February 2012, the Company entered into a long term contract (10 years) with approximately 200 unit owners of our New Zealand property.  Under the terms of the new contract, there is no guaranteed return to the unit owners of the property.  The Company will earn fees based on the revenues and operating profits of the room operations, with the balance (if any) of funds remaining after paying all room operating expenses to be paid to the unit owners.  Although the new terms of the contract do not call for a guaranteed amount or percentage to be paid to the unit owners, should there be an operating loss then the Company would be responsible for funding such losses.  The contract does include a force majeure clause to protect the Company from certain unforeseen and uncontrollable occurrences.  Although there can be no assurances given, Management is confident that the likelihood of the rooms division of the property experiencing an operating loss is minimal.

On December 24, 2004, Castle, through its wholly owned subsidiary NZ Castle Resorts and Hotels Limited, entered into an agreement to purchase all of the shares of Mocles Holdings Limited (“Mocles”), a New Zealand Corporation.  The purchase price for Mocles was $8,024,095 (NZ$10,367,048), net of imputed interest $1,263,905 (NZ$1,632,952).  The face value of the purchase price was $9,288,000 (NZ$12,000,000).

In July 2010, we acquired a 7% common series ownership interest in one of the hotels which we manage as compensation for consulting and due diligence work done during the acquisition of the property by a third party.

Item 3.  Legal Proceedings.

We are subject to various claims and lawsuits which are normal and reasonably foreseeable in light of the nature of our business.  In the opinion of management, although no assurances can be given, the resolution of these claims will not have a material adverse effect on our financial position, results of operations and liquidity. Further, to the knowledge of management, no director, officer, affiliate, or record of beneficial owner of more than 5% of the common voting stock of the Company is a party adverse to the Company or has a material adverse interest to the Company in any material proceeding.

Item 4.  Mine Safety Disclosures.

None; not applicable.

PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock began trading on December 31, 2007 under the trading symbol CAGU.  Prior to that time, it traded sporadically on the “pink sheets.”  The OTC Bulletin Board is an over the counter market quotation system and as such, all stock prices reflect as noted by the system are inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Price Range of Common Stock

The price range per share of common stock presented below represents the highest and lowest sales prices for our common stock on the OTC Bulletin Board during each quarter of the two most recent fiscal years.

	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Fiscal 2011 price range per common share	$0 .12-$0.20	$0 .14-$0.25	$0 .15-$0.20	$0 .20-$0.30
Fiscal 2010 price range per common share	$0 .30-$0.25	$0 .30-$0.30	$0 .30-$0.16	$0 .35-$0.25

Holders of Record

There were approximately 280 owners of record of Castle’s common stock as of March 30, 2012.

Dividends

We have not paid any dividends with respect to our common stock, and do not intend to pay dividends on our common stock in the foreseeable future.  As more fully described in Note 7 to Castle’s consolidated financial statements included herein, in 1999 and 2000, we issued a total of 11,050 shares of $100 par value redeemable preferred stock.  Dividends are cumulative from the date of original issue and are payable semi-annually, when, and if declared by the board of directors beginning July 15, 1999, at a rate of $7.50 per annum, per share. During the fiscal year ended July 31, 2000, we paid dividends to holders of record as of July 15, 2000, in the amount of $16,715.  At December 31, 2011, undeclared and unpaid dividends on these shares totaled $1,035,939 or $93.75 per preferred share. These dividends are not accrued as a liability, since no dividends have been declared.  We cannot pay dividends on our common stock until we declare and pay the dividends on our preferred stock.  It is the intention of management to utilize and reinvest all discretionary available funds into the development and expansion of our business, rather than for common stock dividend payments.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any equity compensation plans and as such no securities have been authorized for issuance subject to such a plan.

Recent Sales of Unregistered Securities

During the last three years, we issued the following unregistered securities:

During 2009, there were no new issuances of registered or unregistered securities.

During 2010 we issued 80,000 of our common stock to non-employee directors of the Company.  The shares were valued at $.20 per share which equaled the closing price of the common stock on the date of issuance and the entire valuation was recorded as compensation expense on that date.  In addition to the shares, the non-employee directors also received, for every share issued, a warrant to purchase an additional share of our common stock at a price of $1.00.  The warrants expire at the earlier of five years or 60 days after our common stock trades for an average price of $3.00 per share for 20 consecutive days and were valued using the Black-Scholes pricing model at $.12 per share or $9,440. The inputs for the pricing model included an expected term of 2.5 years and volatility of 131%.

We issued all of these securities to persons who were “accredited investors” or “sophisticated investors,” as those terms are defined in Regulation D of the Securities and Exchange Commission; and each such person had prior access to all material information about us.  We believe that the offer and sale of these securities were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Sections 4(2) and 4(6) thereof, and Rule 506 of Regulation D of the Securities and Exchange Commission.  Sales to “accredited investors” are preempted from state regulation.

During 2011, there were no new issuances of registered or unregistered securities.

Use of Proceeds of Registered Securities.

There were no proceeds received by us from the sale of registered securities during the 12 months ending December 31, 2011.

Purchases of Equity Securities by Us and Affiliated Purchasers.

On July 23, 2010 the Company acquired a 7% common series interest in the ownership of a hotel located in Hawaii.   The Company recognized $188,173 in revenue resulting from cash received in finder’s fees and consulting fees and then used those funds to acquire the 7% common series interest.

On September 22, 2011, the Company acquired a minority ownership interest in a hotel for consulting work done during the acquisition of the hotel units by another third party.  The Company recorded $180,000 of consulting fee income as the value of the 2% ownership interest.

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

Factors that may affect forward- looking statements include a wide range of factors that could materially affect future developments and performance, including the following: Changes in company-wide strategies, which may result in changes in the types or mix of businesses in which Castle is involved or chooses to invest; changes in U.S., global or regional economic conditions, changes in U.S. and global financial and equity markets, including significant interest rate or exchange rate fluctuations, which may impede Castle’s access to, or increase the cost of, external financing  for its operations and investments; increased competitive pressures, both domestically and internationally, legal and regulatory developments, such as regulatory actions affecting environmental activities, the imposition by foreign countries of trade restrictions and changes in international tax laws or currency controls; adverse weather conditions or natural disasters, such as hurricanes and earthquakes, labor disputes, which may lead to increased costs or disruption of operations.  This list of factors that may affect future performance and the accuracy of forward-looking statements are illustrative, but by no means exhaustive.  Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2011 and 2010

For added clarity in the discussion below the Company’s Quarterly Statement of Operations for 2011 and 2010 are presented as reported in the Company’s Form 10-Q Quarterly Reports with the Securities and Exchange Commission:

THE CASTLE GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
By Quarter 2011 and 2010
($ in millions)
	Q1/2011	Q2/2011	Q3/2011	Q4/2011	2011	Q1/2010	Q2/2010	Q3/2010	Q4/2010	2010
Revenues
Attributed property revenue	$ 4.344	$ 4.022	$ 3.851	$ 3.193	$15.410	$ 3.789	$ 3.474	$ 3.828	$ 4.068	$15.159
Management & Service	2.723	2.368	2.586	2.611	10.287	2.557	2.426	2.628	2.446	10.057
Other Income	-	-	0.191	0.000	0.191	-	-	0.183	0.014	0.197
Total Revenues	7.067	6.390	6.628	5.804	25.889	6.346	5.900	6.639	6.528	25.413

Operating Expenses
Attributed property expense	3.882	4.127	3.386	2.681	14.076	3.387	3.517	3.671	3.824	14.399
Payroll and office expense	2.655	2.661	2.538	2.525	10.378	2.576	2.494	2.404	2.469	9.944
Administrative and general	0.161	0.075	0.106	0.090	0.432	0.177	0.081	0.083	0.101	0.442
Depreciation	0.057	0.061	0.065	0.061	0.244	0.060	0.058	0.061	0.064	0.243
Total Operating Expense	6.755	6.924	6.095	5.357	25.130	6.200	6.150	6.219	6.458	25.028
Operating Profit (Loss)	0.312	(0.534)	0.533	0.447	0.758	0.146	(0.250)	0.420	0.070	0.385
Foreign Exchange Gain (Loss)	0.039	(0.242)	0.173	0.009	(0.021)	0.028	0.062	(0.177)	(0.128)	(0.215)
Investment Income (Loss)	0.023	(0.032)	0.020	0.003	0.014	-	-	-	0.087	0.087
Interest Expense	(0.082)	(0.086)	(0.105)	(0.087)	(0.360)	(0.100)	(0.098)	(0.098)	(0.050)	(0.346)
Income (Loss) before taxes	0.292	(0.894)	0.621	0.373	0.392	0.074	(0.286)	0.145	(0.021)	(0.089)
Income tax benefit (Expense)	(0.051)	0.152	(0.108)	(0.125)	(0.132)	(0.017)	0.065	(0.166)	(0.034)	(0.152)
Net Profit (Loss)	$ 0.241	$(0.742)	$ 0.513	$ 0.249	$ 0.261	$ 0.057	$(0.221)	$(0.021)	$(0.055)	$(0.241)

Revenue

For 2011, our revenue trend is reflective of a recovery in the tourism industry of Hawaii.  The Hawaii State Department of Business, Economic Development, and Tourism (DBEDT) announced that overall there was a 3.8% increase in visitor arrivals, a 5.4% increase in visitor days, and a 15.6% increase in visitor spending in Hawaii for 2011 as compared to 2010. 1   Total airline seat capacity to Hawaii also reflected this trend with an increase of 1.0% in 2011 as compared to 2010. 1

1 Hawaii State Department of Business, Economic Development and Tourism

(http://hawaii.gov/dbedt/info/visitor-stats/tourism/2011/Dec11.pdf)

The Company has two basic types of agreements.  Under a “Gross Contract” the Company records revenue which is based on a percentage of the gross rental proceeds received from the rental of hotel or condominium units.   Under a “Gross Contract” the Company pays a portion of the gross rental proceeds to the owner of the rental unit.  The Company only records the difference between the gross rental proceeds and the amount paid to the owner of the rental unit as “Revenue Attributed from Properties.”  Under the Gross Contract, the Company is responsible for all of the operating expenses for the hotel or condominium unit.  Under a “Net Contract”, the Company receives a management fee that is based on a percentage of the gross rental proceeds received from the rental of hotel or condominium units. Under the Net Contract, the owner of the hotel or condominium unit is responsible for all of the operating expenses of the rental program covering the owner’s unit and the Company also typically receives an incentive management fee, which is based on the net operating profit of the covered property. Additionally, under a net contract, in most cases we employ on-site personnel to provide services such as housekeeping, maintenance and administration to property owners under our management agreements and for such services; we recognize revenue in an amount equal to the expenses incurred.  Revenues received under the net contract are recorded as Management and Service Income.  Under both types of agreements, revenues are recognized after services have been rendered.  A liability is recognized for any deposits received for which services have not yet been rendered.

Castle’s Revenues totaled $25,888,733 for the year ended December 31, 2011, representing a 2% increase from $25,413,139 in 2010.  This increase is attributed to the improvement in the tourism industries of both Hawaii and New Zealand.  The increase was attained despite the change in the management contract that we have in New Zealand and the loss of two properties.  Effective August 1, 2011, our contract for our New Zealand property changed from a gross to a net contract, where room revenues are no longer reported as our revenues.  When the contract changed from a gross contract to a net contract, the room revenues from each of our managed units belong to the unit owners going forward.  Room revenues for our New Zealand property between August 1, 2011 and December 31, 2011, were $3,837,560.  If not for the change in contract, our revenues would have been $29,726,293, representing an increase of 17% over 2010.  Our quarterly revenues increased 11% and 8% during the first and second quarters, were relatively flat for the third quarter, and decreased by 11% in the fourth quarter as a result of our New Zealand contract change, respectively, in 2011 as compared to 2010. Total revenue for the fourth quarter of 2011 totaled $5,804,367 as compared to $6,527,436 in the fourth quarter of 2010, which again is a result of Castle no longer including in our revenue the room revenues from our New Zealand properties commencing August 1, 2011.

Revenues attributed from Properties increased 2% to $15,409,947 for the year ended December 31, 2011, as compared to $15,159,427 in 2010, despite not including the room revenues from our New Zealand property since August 1, 2011.  Revenues attributed to Castle’s New Zealand operation decreased a total of 4% in 2011 to $7,887,540, as compared to $8,224,794 in 2010.  If not for the contract change for our New Zealand property, attributed revenues from New Zealand would have been $11,725,100, an increase of 43% compared to 2010.  Management and Service Revenues increased 2% to $10,287,337 in 2011 from $10,057,151 in 2010.  This increase was attained as a result of the increase in occupancy for both our domestic and foreign operations and was attained despite the loss of two net contract properties in 2011.

Management and service revenue increased by 2% from $10,057,151 in 2010 to $10,287,337 in 2011.  The increase is attributed to the improvement in the overall world tourism economy and the change in our management contract in New Zealand, whereby effective August 1, we receive a management fee for the services rendered to the owners of the property.

Other income was flat at $191,449 in 2011 compared to $196,561 in 2010.  In 2011 we received an ownership interest in a hotel which was valued at $180,000 and in 2010 we received an ownership interest in a hotel which was valued at $188,173.

The Company reported investment income of $14,160 and $87,226 during 2011 and 2010, respectively, which represents the Company’s share of the income attributable to common ownership generated by the hotel.

Costs and Expenses

Total Operating Expenses were $25,130,259 for the 12 months ending December 31, 2011.  This was relatively flat when compared to Total Operating Expenses of $25,027,446 in 2010.  We were successful in maintaining our expenses despite increasing our total revenue by 2%.

Attributed Property Expenses decreased 2% to $14,076,386 in 2011, as compared to $14,398,550 in 2010.  Attributed Property Expenses include the operating expenses of the properties which are managed under Gross Contracts.  The decrease in expenses is a result of the change in our New Zealand management contract.  Similarly with Attributed Property Revenues, as of August 1, 2011, we do not include the operating expenses for our room operations in New Zealand.

Payroll and office expense totaled $10,378,464 in 2011, as compared to $9,944,050 in the year earlier period. This increase is primarily related to additional salary and wages for our sales and marketing corporate headquarters and also for various positions at our properties that were previously unfilled in 2010.

Administrative and general expense totaled $431,708 in 2011, a reduction of 2% as compared to $441,591 for 2010.  The reduction in administrative and general expenses is due to a decrease in professional fees.

Depreciation expense in 2011 increased by $445, to $243,700 when compared to 2010.  This was due to the Company making only limited capital expenditures during 2011.

A foreign exchange loss of $21,007 was recognized in 2011 which resulted from the impact of an increase of the Guarantor Obligation of the Company that is payable in New Zealand Dollars (see Note 4 of the Notes to Consolidated Financial Statements).   In 2010, the Company recorded a foreign exchange loss of $215,534. These exchange losses were a result of the weakening of the US Dollar exchange rate against the New Zealand Dollar.

Interest expense totaled $359,557 for 2011, an increase of 4% as compared to 2010’s total of $346,315.  This increase is due to the refinancing of our real estate loan in New Zealand whereby effective August 1, 2011, we commenced paying interest of NZ$20,000 per month (US$15,480) on the loan.

The Company provides for a deferred tax asset on its United States taxable income.  Although the Company also has net operating losses that are available to carryforward from its non-US operations, due to the uncertainty of those tax benefits being used in future years, the Company has set up a provision for 100% of those tax benefits.  Income tax expense for 2011 totaled $131,555, a decrease of $20,056 when compared to 2010’s $151,611.  The Company’s deferred tax asset balance of $1,913,922 on December 31, 2011 is derived from its taxable losses in previous years.  This reflects the Company’s estimate of the amount which will offset tax liabilities from expected taxable income in future years.  The Company expects to be profitable again in 2012, and in future years as the benefits of the cost savings measures noted above are realized and additional properties and management contracts are added.  We believe that it is likely that the current portion of the deferred tax asset will be utilized in 2012 and the remainder will be utilized in subsequent years.  Since the majority of these losses occurred in recent years, the useful life of the tax asset extends well into the projected taxable periods.  Further, the nature of the derivation of the tax asset is directly applicable to the nature of the expected tax liability in future periods; as such the ‘quality’ of the tax asset in relation to the expected utilization is high.  (see Note 9 of the Notes to Consolidated Financial Statements.)  The Company’s US based net operating losses available for future use are as follows:

        Available

Year

Net Operating Loss

Expires

1999

$

1,430,143

2019

2002

1,461,310

2022

2007

   138,950

2027

2008

   669,081

2028

Total Available

$

3,699,484

Net income for the year ended December 31, 2011, was $260,515, an improvement of $501,056 compared to the Net Loss of ($240,541) for the year ended December 31, 2010.   Net income for 2011 includes an exchange loss of $21,007 as compared to a loss of $215,534 in 2010.  Excluding the effects of the foreign exchange gains & losses, we were successful in achieving Net income of $281,522 for the year 2011 as compared to 2010’s loss of $25,007 representing an improvement of $306,529.

EBITDA reflects the Company’s earnings without the effect of depreciation, interest income or expense or taxes.  Castle’s management believes that EBITDA is a good alternative indicator of the Company’s financial performance, because it removes the effects of non-cash depreciation and amortization of assets as well as the fluctuations of interest costs based on Castle’s borrowing history, fluctuations of foreign exchange rates, and increases and decreases in tax expense brought about by changes in the provision for future tax effects rather than current income.  A comparison of EBITDA and Net Income for 2011 and 2010 is shown below.  For the year ended 2011, EBITDA was $1,016,334 as compared to $716,174 for 2010, an increase of $300,160 or 42%.  EBITDA for the Fourth quarter of 2011 was $510,767 as compared to an EBITDA of $219,722 in the fourth quarter of 2010, an increase of $291,045 or 132%.   EBITDA is not a measure that is recognized within generally accepted accounting principles (GAAP).

Comparison of Net Income to EBITDA:

	Q1/2011	Q2/2011	Q3/2011	Q4/2011	2011	Q1/2010	Q2/2010	Q3/2010	Q4/2010	2010
Net Income:	$241,806	$(743,015)	$513,117	$248,606	$260,515	$ 57,414	$(220,930)	$ (20,447)	$ (56,578)	$(240,541)

Add Back:
Income Taxes	50,675	(151,743)	108,566	124,057	131,555	16,611	(65,113)	166,293	33,820	151,611
Interest Expense	82,190	86,277	104,833	86,256	359,557	100,279	98,208	97,441	50,387	346,315
Depreciation	57,057	60,885	65,087	60,671	243,700	59,637	58,548	60,701	64,369	243,255
Less
Foreign Exchange (Gain) Loss:	(39,914)	242,843	(173,099)	(8,823)	21,007	(27,729)	(61,761)	177,300	127,724	215,534
EBITDA	$391,815	($504,752)	$618,504	$510,767	$1,016,334	$206,212	($191,048)	$481,288	$219,722	$716,174

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

Expected uses of cash in fiscal 2012 include funds required to support our operating activities, including continuing to opportunistically and selectively expand the number of properties under our management.

The trend towards continued improvement in our bottom line is due to the improvement in the tourism industry that we have experienced since the economic downturn that occurred in 2008, together with various cost control initiatives undertaken by the Company since 2008. We experienced Net income of $260,515 in 2011 as compared to a net loss in 2010 of $240,541. The Company has reported positive EBITDA in six of the last eight quarters, and five of the last six quarters.  We anticipate a continuation of the improvement in occupancy and average room rates for the properties currently under contract for the remainder of 2012.  We plan to expand the number of properties under management, which will increase the overall revenue stream in 2012.  The specific impact of these additions on revenue depends on the timing of when and if new properties are added during the year.

More importantly, since 2008 we implemented a number of cost saving and efficiency programs that began to improve the Company’s profitability and cash flows which resulted in EBITDA of $1,016,334 in 2011, $716,174 in 2010 and $153,093 in 2009 as compared to an EBITDA loss of $418,085 in 2008. We believe that this represents a significant turnaround during these difficult times as our EBITDA continued to improve since our cost saving programs went into effect.  We project that the Company will significantly improve the overall profitability, cash flows, and working capital liquidity through 2012 as compared to 2011.  This view is based on the following assumptions:

•

Continued improvement in global macroeconomic trends in consumer spending and especially travel spending by consumers, and the resulting visitation trends to Hawaii and New Zealand.

•

A slight increase in occupancy levels and higher increases in average daily rates at the properties we manage as compared to recent years.

•

A continuation of the reduction in business development in other geographic regions.

•

Expansion of the number of properties under management, with emphasis on Hawaii and New Zealand.

•

A stabilization of the exchange rate between the US and New Zealand currency.

•

The change in our contract for our New Zealand Property in August of 2011 from a gross contract to a net contract.

•

The emergence of travelers from China, Korea and other Asian countries as airlines add more flights from these destinations.

Based on current revenue forecasts and operating projections we anticipate recording an Operating Profit for the first quarter of 2012, and our current forecasts and projections anticipate that the Company will be profitable in 2012.  Our plans to manage our liquidity position in fiscal 2012 include:

•

Maintaining our focus on controlling expenses; while maintaining strong relationships with our owners and travel wholesalers and partners to ensure continuity and good communication.

•

Continuing with only limited capital expenditures and projects.

•

Maintain our relationships with banks and other institutions and through improved profitability and financial stability increase our borrowing availability under our credit facility.

We have considered the impact of the financial outlook on our liquidity and have performed an analysis of the key assumptions in our forecast such as sales, gross margin and expenses; an evaluation of our relationships with our travel partners and property owners and an analysis of cash requirements, other working capital changes, capital expenditures and borrowing availability under our credit facility. Based upon these analyses and evaluations, we expect that our anticipated sources of liquidity will be sufficient to meet our obligations without disposition of assets outside of the ordinary course of business or significant revisions of our planned operations through 2012.

Other Borrowings

In October 2011, the Company extended, for another year, its available credit facilities by renewing its line of credit with a local bank in Hawaii. As of March 30, 2012, the Company has the full $150,000 line of credit available for use.  During 2011, the Company drew in the aggregate $250,000 against its line of credit and repaid $150,000; during 2010, the Company drew and repaid in the aggregate $150,000 against the line, leaving a balance of $150,000 owing as of December 31, 2011, resulting from a balance carrying forward at the beginning of 2010 of $50,000.

We have a NZ$300,000 line of credit with a New Zealand bank to finance its general working capital flows in New Zealand. As of December 31, 2011, we utilized NZ$184,842 of this line and as of March 30, 2012 there were no borrowings against this line of credit.

In December of 2011, the Company received a short term loan of $50,000 from an officer of one of its domestic subsidiaries.

Off-Balance Sheet Arrangements

None

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

As currency exchange rates change, translation of the income statements of our international businesses into U.S. dollars affects year-over-year comparability of operating results. We have not hedged translation risks because cash flows from international operations were generally reinvested locally. Non-operating foreign transaction exchange net loss for 2011 was $21,007 and $215,534 for 2010 attributable to the guaranty of debts in currency other than the functional currency. This was principally driven by U.S. dollar positions held at December 31, 2011 and 2010 affected by the fluctuation in the value of the US dollar to the New Zealand dollar.

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

Item 8.  Financial Statements

The Castle Group, Inc. and Subsidiaries

Table of Contents

Report of Independent Registered Public Accounting Firm	Page 16
Consolidated Balance Sheets – December 31, 2011 and 2010	Page 17
Consolidated Statements of Operations and Comprehensive Income (Loss) - Years Ending December 31, 2011 and 2010	Page 18
Consolidated Statements of Cash Flows – Years Ending December 31, 2011 and 2010	Page 19
Consolidated Statements of Stockholders’ Deficit - Years Ending December 31, 2011 and 2010	Page 20
Notes to Consolidated Financial Statements	Pages 21-31

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

The Castle Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of The Castle Group, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income (loss), cash flows, and stockholders’ deficit, for the years ended December 31, 2011 and 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Castle Group, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the consolidated results of operations and cash flows for the years ended December 31, 2011 and 2010, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 12 to the consolidated financial statements, the Company has elected to change its method of accounting for certain costs related to hotel management operations.

/s/Mantyla McReynolds LLC

Mantyla McReynolds LLC

Salt Lake City, Utah

March 30, 2012

THE CASTLE GROUP INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2011 & 2010

ASSETS

	December 31	December 31
	2011	2010
Current Assets
Cash and cash equivalents	$ 710,487	$ 539,701
Accounts receivable, net of allowance for bad debts	2,580,371	2,607,109
Deferred tax asset	277,000	217,500
Restricted cash	-	151,975
Prepaids and other current assets	271,444	279,890
Total Current Assets	3,839,302	3,796,175
Property plant & equipment, net	7,171,329	7,349,343
Goodwill	54,726	54,726
Deposits	24,477	24,477
Restricted cash	3,997	191,501
Investment in limited liability company	464,560	270,399
Deferred tax asset	1,636,922	1,827,977

TOTAL ASSETS	$ 13,195,313	$ 13,514,598

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$ 3,095,560	$ 3,136,776
Payable to related parties	134,378	139,464
Deposits payable	573,237	676,635
Current portion of long term debt	590,828	409,198
Current portion of long term debt to related parties	6,250	6,250
Accrued salaries and wages	1,466,924	1,289,824
Accrued taxes	123,211	199,693
Accrued interest	11,828	11,108
Other current liabilities	15,172	13,107
Total Current Liabilities	6,017,388	5,882,055
Non Current Liabilities
Long term debt, net of current portion	4,472,356	4,914,119
Deposits payable	-	354,337
Notes payable to related parties, net of current portion	138,671	144,921
Other long term obligations, net	3,251,909	3,230,902
Total Non Current Liabilities	7,862,936	8,644,279
Total Liabilities	13,880,324	14,526,334
Stockholders' Equity (Deficit)
Preferred stock, $100 par value, 50,000 shares authorized, 11,050	1,105,000	1,105,000
shares issued and outstanding in 2011 and 2010, respectively
Common stock, $.02 par value, 20,000,000 shares authorized, 10,026,392	200,529	200,529
shares issued and outstanding in 2011 and 2010, respectively
Additional paid in capital	4,423,984	4,423,984
Retained deficit	(6,327,415)	(6,587,930)
Accumulated other comprehensive income (loss)	(87,109)	(153,319)
Total Stockholders' Deficit	(685,011)	(1,011,736)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 13,195,313	$ 13,514,598

The accompanying notes are an integral part of these consolidated financial statements 17

THE CASTLE GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
YEARS ENDING DECEMBER 31, 2011 & 2010

	2011	2010
Revenues
Revenue attributed from properties	$ 15,409,947	$ 15,159,427
Management & Service	10,287,337	10,057,151
Other Revenue	191,449	196,561
Total Revenues	25,888,733	25,413,139

Operating Expenses
Attributed property expenses	14,076,386	14,398,550
Payroll and office expenses	10,378,464	9,944,050
Administrative and general	431,709	441,591
Depreciation	243,700	243,255
Total Operating Expense	25,130,259	25,027,446
Operating Income	758,474	385,693
Foreign Currency Transaction Gain (Loss)	(21,007)	(215,534)
Investment Income (Loss)	14,160	87,226
Interest Expense	(359,557)	(346,315)
Income (Loss) before taxes	392,070	(88,930)
Income tax provision	(131,555)	(151,611)
Net Income (Loss)	260,515	(240,541)

Other Comprehensive Income
Foreign currency translation adjustment	66,210	128,160
Total Comprehensive Income (Loss)	$ 326,725	$ (112,381)

Earnings (Loss) Per Share
Basic	$ 0.03	$ (0.02)
Diluted	$ 0.02	$ (0.02)
Weighted Average Shares
Basic	10,026,392	9,979,488
Diluted	10,724,725	9,979,488

The accompanying notes are an integral part of these consolidated financial statements

THE CASTLE GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDING DECEMBER 31, 2011 & 2010

	2011	2010
Cash Flows from Operating Activities
Net income (loss)	$ 260,515	$ (240,541)
Adjustments to reconcile from net income (loss) to net cash from operating activities:
Depreciation	243,700	242,742
Amortization of discount	57,234	103,660
Foreign exchange (gain) loss on guarantor obligation	21,007	215,533
Interest on guarantor obligation	-	159,238
Issuance of stock for compensation	-	16,000
Issuance of warrants for compensation	-	9,440
Investment income	(14,160)	(87,226)
Services in exchange for hotel ownership interest	(180,000)	-
Deferred taxes	131,555	151,611
(Increase) decrease in
Accounts receivable	37,939	(241,014)
Other current assets	8,185	17,183
Restricted cash	349,526	(176,274)
Customer advance deposits	(110,015)	-
Increase (decrease) in
Accounts payable and accrued expenses	55,905	394,160
Net Change From Operating Activities	861,391	564,512

Cash Flows from Investing Activities
Purchase of assets	(12,886)	(12,960)
Investment in Hotel	-	(183,173)
Net Change from Investing Activities	(12,886)	(196,133)

Cash Flows from Financing Activities
Proceeds from notes	250,000	150,000
Payments on notes to related parties	(6,250)	(6,250)
Payments on notes	(925,358)	(604,912)
Net Change from Financing Activities	(681,608)	(461,162)

Effect of foreign currency exchange rate on changes in cash and cash equivalents	3,889	8,999

Net Change in Cash and Cash Equivalents	170,786	(83,784)
Beginning Balance	539,701	623,485
Ending Balance	$ 710,487	$ 539,701

Supplementary Information
Cash Paid for Interest	$ (133,298)	$ (70,961)
Cash Paid for Income Taxes	$ -	$ -
Non-cash investment in property	$ -	$ (145,000)

The accompanying notes are an integral part of these consolidated financial statements

THE CASTLE GROUP INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
YEARS ENDING DECEMBER 31, 2011 & 2010

							Accumulated
	Preferred		Common		Additional		Other
	Stock		Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance 12/31/09	11,050	$1,105,000	9,946,392	$ 198,929	$ 4,240,906	$(6,347,389)	$ (281,479)	$(1,084,033)

Net Loss 12/31/10						(240,541)		(240,541)

Interest on Guarantor Obligation					159,238			159,238

Issuance of stock for compensation			80,000	1,600	14,400			16,000

Issuance of warrants for compensation					9,440			9,440

Foreign Currency
Translation Adjustment							128,160	128,160

Balance 12/31/10	11,050	1,105,000	10,026,392	200,529	4,423,984	(6,587,930)	(153,319)	(1,011,736)

Net Income 12/31/11						260,515		260,515

Foreign Currency
Translation Adjustment							66,210	66,210

Balance 12/31/11	11,050	$1,105,000	10,026,392	$ 200,529	$ 4,423,984	$(6,327,415)	$ (87,109)	$ (685,011)

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

Restricted Cash

The Company holds funds on behalf of the unit owners for one of the properties it manages.  These funds are to be used only for the replacement and refurbishment of the furniture and equipment within the rooms owned by the unit owner.  As of December 31, 2011 and 2010, the Company had $3,997 and $191,501 respectively, of funds held for this purpose.  The Company recorded an offsetting liability as a long term deposit payable on its balance sheet.  As of December 31, 2010, the Company held $151,975 in deposits for room rentals in New Zealand, which the New Zealand government required to be kept in a separate bank account that the Company would not be able to use until the World Rugby Cup event held in the fall of 2011.  The room deposits are classified as current deposits payable on the Company’s balance sheet.

Accounts Receivable

The Company records an account receivable for revenue earned but net yet collected.  If the Company determines any account to be uncollectible based on significant delinquency or other factors, it is immediately written off.  An allowance for bad debts has been provided based on estimated losses amounting to $140,169 and $134,257 as of December 31, 2011 and 2010, respectively.

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

At December 31, 2011 and 2010, property, furniture, and equipment consisted of the following:

         2011                  2010

     Real estate - Podium (see Note 11)

                 $  8,024,064        $ 7,972,228

     Equipment and furnishings

                     1,559,183           1,537,135

     Less accumulated depreciation

   (2,411,918)         (2,160,020)

Net property, furniture and equipment

 $  7,171,329        $ 7,349,343

Depreciation is computed using the declining balance and straight-line methods over the estimated useful life of the assets (Equipment and furnishings 5 to 7 years, Podium 50 years).  For the years ended December 31, 2011 and 2010, depreciation expense was $243,700 and $243,255, respectively.

Goodwill and Intangibles

In accordance with authoritative guidance, goodwill and intangible assets with indefinite lives are not amortized, but rather tested for impairment at least annually unless certain interim triggering events or circumstances require more frequent testing. The Company has completed its annual impairment testing of its goodwill at December 31 of each of the years presented. The Company has not recognized any impairment losses during the periods presented.  This determination is made by comparing the carrying value of the asset with its estimated fair value, which is calculated using estimates including discounted projected future cash flows. If the carrying value of goodwill exceeds the fair value, a second step would measure the carrying value and implied fair value of goodwill.

Revenue Recognition

The Company recognizes revenue from the management of resort properties according to terms of its various management contracts.

The Company has two basic types of agreements.  Under a “Gross Contract” the Company records revenue which is based on a percentage of the gross rental proceeds received from the rental of hotel or condominium units.   Under a “Gross Contract” the Company pays a portion of the gross rental proceeds to the owner of the rental unit.  The Company only records the difference between the gross rental proceeds and the amount paid to the owner of the rental unit as “Revenue Attributed from Properties.”  Under the Gross Contract, the Company is responsible for all of the operating expenses for the hotel or condominium unit.  Under a “Net Contract”, the Company receives a management fee that is based on a percentage of the gross rental proceeds received from the rental of hotel or condominium units. Under the Net Contract, the owner of the hotel or condominium unit is responsible for all of the operating expenses of the rental program covering the owner’s unit and the Company also typically receives an incentive management fee, which is based on the net operating profit of the covered property. Additionally, under a net contract, in most cases we employ on-site personnel to provide services such as housekeeping, maintenance and administration to property owners under our management agreements and for such services the Company recognizes revenue in an amount equal to the expenses incurred.  Revenues received under the net contract are recorded as Management and Service Income.  Under both types of agreements, revenues are recognized after services have been rendered.  A liability is recognized for any deposits received for which services have not yet been rendered.

Under a Gross Contract, the Company records the expenses of operating the rental program at the property covered by the agreement. These expenses include housekeeping, food & beverage, maintenance, front desk, sales & marketing, advertising and all other operating costs at the property covered by the agreement.  Under a Net Contract, the Company does not record the operating expenses of the property covered by the agreement, other than the personnel costs mentioned in the previous paragraph.  The difference between the Gross and Net contracts is that under a Gross Contract, all expenses, and therefore the ownership of any profits or the covering of any operating loss, belong to and is the responsibility of the Company; under a Net Contract, all expenses, and therefore the ownership or any profits or the covering of any operating loss belong to and is the responsibility of the owner of the property.  The operating expenses of properties managed under a Gross Contract are recorded as “Attributed Property Expenses.”

Advertising, Sales and Marketing Expenses

The Company incurs sales and marketing expenses in conjunction with the production of promotional materials, trade shows, and retainers for out-of-state sales agents, and related travel costs.  The Company expenses advertising and marketing costs as incurred or as the advertising takes place.  For the years ended December 31, 2011 and 2010, total advertising expense was $939,514 and $936,865 respectively.

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

Income Taxes

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities.  We have recorded tax benefits for our US based operations as these benefits have been used in the past, and are likely to be used in the future.  We do not recognize any tax benefits from our net operating losses from our foreign operations, as it is not certain that these tax benefits will be realized in the future.  The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement.  Unrecognized tax benefits are tax benefits claimed in our tax returns that do not meet these recognition and measurement standards.  Our policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense.  For the years ended December 31, 2011 and 2010, the Company did not recognize any interest or penalties in its Statement of Operations, nor did it have any interest or penalties accrued in its Balance Sheet at December 31, 2011 and 2010, relating to unrecognized benefits.

Basic and Diluted Earnings per Share

Basic earnings per share of common stock were computed by dividing income available to common stockholders, by the weighted average number of common shares outstanding.  Diluted earnings per share were computed using the treasury stock method. The calculation of diluted earnings per share for 2011 includes 698,333 shares which would be issued upon conversion of the outstanding $100 par value redeemable preferred stock of the Company, and shares issuable pursuant to the exercise of vested warrants as of December 31, 2011.   The calculation of basic and diluted earnings per share for 2010 did not include 368,335 shares which would be issued upon conversion of the outstanding $100 par value redeemable preferred stock of the Company, nor does it include 663,337 shares issuable pursuant to the exercise of vested warrants as of December 31, 2010 as the effect would be anti-dilutive.

Concentration of Credit Risks

The Company maintains its cash with several financial institutions in Hawaii and New Zealand.  Balances maintained with these institutions are occasionally in excess of federally, insured limits.  As of December 31, 2011 and 2010, the Company had balances of $208,874 and $0, respectively, in excess of US federally insured, limits of $250,000 per financial institution.

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

Long-Lived Assets

We regularly evaluate whether events or circumstances have occurred that indicate the carrying value of our long-lived assets may not be recoverable.  When factors indicate the asset may not be recoverable, we compare the related undiscounted future net cash flows to the carrying value of the asset to determine if impairment exists.  If the expected future net cash flows are less than the carrying value, an impairment charge is recognized based on the fair value of the asset.  No impairments were indicated or recorded during the years ended December 31, 2011 and 2010.

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

Investment in Limited Liability Company

On September 22, 2011 the Company acquired a 2% common series interest in a limited liability company that purchased the majority of the units in a condo hotel located in Hawaii.  The Company received the ownership as compensation for the Company’s assistance to the buyers of the units in negotiating the purchase, performing due diligence and other consulting work.  The Company valued this investment at $180,000 and recorded the value received as other income. The investment is accounted for as a cost basis investment.  There was no income during the year ended December 31, 2011 as the limited liability company has certain preferred returns that must be satisfied prior to the distribution of income to its members.

On July 23, 2010 the Company acquired a 7% common series interest in the ownership of a hotel located in Hawaii.  The Company received a finder’s fee in exchange for the Company’s assistance to the buyers of the hotel in negotiating the purchase, performing due diligence and other consulting work.  The Company recognized $188,173 in revenue resulting from cash received in finder’s fees and consulting fees and then used those funds to acquire the 7% common series interest.  The investment is accounted for as an equity method investment and during the year ended December 31, 2011 and 2010, the Company recognized $14,160 and $87,226, respectively, in other income resulting from their portion of the net income attributable to the common series ownership interest.

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

New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB that are adopted by the Company as of the specified effective date.  If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s financial statements upon adoption.

2.   Related Party Transactions

Hanalei Bay International Investors (“HBII”)

The Company has a receivable of $4,269,151 from Hanalei Bay International Investors (“HBII”). The Chairman and CEO of the Company is the sole shareholder of HBII Management, Inc., the managing General Partner of HBII.  In that the collection of this receivable is subject to uncertainty and risks over which the Company has no control, there can be no assurance that the Company will be able to collect this receivable within the next ten years, if at all.  In light of such uncertainties, as required by Generally Accepted Accounting Principles (“GAAP”) the Company has established a reserve for uncollectible amounts equal to the entire amount of the receivable.  See Note 4 regarding the assignment of this receivable.

Investment in LLC

In July 2010, the Company acquired a minority interest in a limited liability company that purchased one of the properties managed by the Company.  After the purchase, the chief financial officer of Castle Resorts & Hotels, Inc. was appointed treasurer of a subsidiary of the limited liability company that owns the property.

Related Party Loans

In June, 2004, a director loaned the Company $125,000 with interest at the rate of 8% per annum and monthly payments of interest plus $521, and a maturity date of January 1, 2014.

Through December 2011, the Company has accrued but not paid the Chairman and CEO a total of $57,740 for expenses incurred on behalf of the Company, and $72,745 for interest accrued on a note payable.

Through December 2011, the Company has accrued but not paid the Company’s COO a total of $3,893 for expenses incurred on behalf of the Company.

In December 2011, the Company received a $50,000 short term loan from an officer of the Company’s domestic subsidiary.  This short term loan bears interest at 10% and is payable on demand.  The loan was repaid on January 31, 2012.

During 2002, the Company’s CEO advanced $117,316 to the Company for general working capital.  The note bears interest at 10% and is due on or before January 1, 2014.

3.   Notes Receivable

Notes receivable consisted of the following:

       2011               2010

Note receivable from Hanalei Bay International Investors,

secured by a direct assignment of Hanalei Bay International

Investors right to receive future proceeds from HBII’s

ownership interest in Quintus. (Assigned to third parties- see Note 2)

$ 4,269,151       $ 4,269,151

Less Reserve for Uncollectible Notes

   4,269,151          4,269,151

Notes Receivable, Non-current

$                -       $               -

See Note 2 above. Pursuant to GAAP, the Company has established a reserve for uncollectible amounts.  This line item does not appear on the balance sheet due to its $0 carrying value.

4.   Commitments and Contingencies

Leases

The Company leases two office spaces that expire on February 28, 2014 and October 31, 2014.  Both of these leases had expired in 2011 and were extended during 2011 for an additional three years.  For the years ended December 31, 2011 and 2010, the Company paid $352,940 and $372,484, respectively, in lease expense for these leases. As of December 31, 2011, the future minimum rental commitment under these leases was $804,278.

Year	Amount
2012	$ 305,177
2013	308,135
2014	190,966
Thereafter	-
Total	$ 804,278

In July, 2001, Castle entered into lease agreements (in lieu of a traditional management agreements) with each of the owners of approximately 250 investment units of the Spencer on Byron condominium project for the purpose of having those units be part of the rental program at the Spencer on Byron Hotel.  The leases were for a period of ten years expiring on July 18, 2011, which was extended by mutual agreement through July 31, 2011.  Monthly lease rent through July 2011 is calculated as a percentage of the purchase price paid by the original owner of each condominium. Total lease expense for the year ending December 31, 2011 and 2010 was $1,439,425 and $2,258,221, respectively.  The lease agreements terminated effective July 31, 2011 and the Company entered into a traditional management agreement with the unit owners under a net contract through January 31, 2012, during which time a long term contract was negotiated with the unit owners.  In February 2012 the Company entered into a new 10 year contract with the majority of the unit owners.  Under the terms of the new contract, there is no guaranteed return to the unit owners of the property.  The Company will earn fees based on the revenues and operating profits of the room operations, with the balance (if any) of funds remaining after paying all room operating expenses to be paid to the unit owners.  Although the new terms of the contract do not call for a guaranteed amount or percentage to be paid to the unit owners, should there be an operating loss then the Company would be responsible for funding such losses.  The contract does include a force majeure clause to protect the Company from certain unforeseen and uncontrollable occurrences.  Although there can be no assurances given, Management is confident that the likelihood of the rooms division of the property experiencing an operating loss is minimal.

Guaranty

As part of the Company’s purchase of real estate in New Zealand (see Note 11), an assignment of $3,018,000 of the total note receivable from HBII was made to the seller of the real estate, with the Company remaining as guarantor should the note receivable not be collected before December 31, 2014 (see Note 2).  In 2010, due to the strengthening of the New Zealand dollar against the US dollar, the amount recorded as “Other long term obligations” on the Company’s balance sheet was increased to $3,230,902; with the difference of $215,534 recorded as a foreign exchange loss as of December 31, 2010.   In 2011, the New Zealand dollar further strengthened against the US dollar, and the Company recorded a foreign exchange loss of $21,007, and increased the amount recorded as “Other long term obligations” to $3,251,909.

The assignment does not have a provision for interest and in 2007 the Company had fully amortized the imputed interest on the assignment. For calendar year 2010, the Company recorded interest expense of $159,238 based on 5.25% on the guaranty of the NZ $4,201,433 assignment and an increase in Additional Paid in Capital for the same amount.  Interest on the purchase note commenced in 2011 and therefore, there was no interest imputed during 2011.

The Company has recognized a guarantor liability for these assignments, amounting to $3,251,909 as of December 31, 2011, and $3,230,902 as of December 31, 2010, which represents the present fair value of the obligation undertaken in becoming a guarantor of the payment of the assigned receivables.  In March 2012, the Company extended the due date such that if the Company remains current with its obligations in connection with the purchase of the New Zealand Real Estate, an extension to December 31, 2014 is available.

Management Contracts

The Company manages several hotels and resorts under management agreements expiring at various dates.  Several of these management agreements contain automatic extensions for periods of 1 to 10 years.

In addition, the Company has sales, marketing and reservations agreements with other hotels and resorts expiring at various dates through December 2020.  Several of these agreements contain automatic extensions for periods of one month to three years.  Fees received are based on revenues, net available cash flows or commissions as defined in the respective agreements.

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

5. Employee Benefits

The Company has a 401(k) Profit Sharing Plan (the “Plan”) available for its employees.  Any employee with one-year of continuous service and 1,000 credit hours of service, who is at least twenty-one years old, is eligible to participate.  For the years ended December 31, 2011 and 2010, the Company made no profit contributions.

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

6. Notes Payable

Notes payable consisted of the following:	2011	2010

Note dated 6/6/04 to a director, with interest at the rate of 8%, monthly payments of interest plus $521, balance due 1/1/14, unsecured	$ 27,604	$ 33,855

Note dated 6/16/04 to unrelated party with interest at the rate of 15% due on 1/1/12 with monthly payments of NZ$3,225 (US$2,315), unsecured	0	198,402

Note dated 12/31/02 from the Company’s CEO, with interest at 10%, due on or before 1/1/14, unsecured	117,316	117,316

Note dated 7/31/95 to former stockholder, due 8/31/98 with interest at 6%, unsecured. No formal demand has been made on the Company	12,000	12,000

Note dated 12/31/04, payable in New Zealand, net of discount of $0 and  $0.057 million, as of 2011 and 2010, respectively, with an original face  value of $8.6 million and which is secured by real estate in New Zealand and  a general security agreement including an assignment of $3.018 million of the  note receivable due from HBII.  The Company acts as a guarantor for the  payment of the assigned receivable, and therefore, the obligation undertaken  as a guarantor is included in this amount.  The guarantor obligation is referred  to as “Other long term obligations” on the Balance Sheet (See Note 4).  The note calls for payments of NZ $40,000 (US $30,960) per month, one half of which  represents interest. The note also calls for monthly interest payments to a NZ  bank for a loan in favor of Mocles at the banks prime rate plus 2%.   The maturity date is December 31, 2014 (See Note 11).

	7,826,680	7,947,837

Note dated 12/31/04 payable to unrelated party, with interest at 10% due 3/01/12 with monthly payments of $2,975, unsecured	0	33,810

Note dated 10/20/08 payable to a bank, with interest at the bank’s prime rate plus 1%, secured by a security interest in all personal property of the Company and by the personal guaranty of the Company’s Chairman & CEO, with monthly payments of $8,333 plus interest. The note is due on or before 10/20/2013.	183,346	283,342

Revolving line of credit with a bank for up to $150,000. The line is secured by a general security interest in the Company’s assets and by a personal guaranty of the Company’s Chairman & CEO. Draws against the line will bear interest at the bank’s base lending rate plus 2%. The line has a termination date of October 31, 2012	150,000	50,000

Revolving line of credit with a bank for up to (NZ $300,000). The line is secured by a general security interest in the Company’s assets in New Zealand. Draws against the line will bear interest at the bank’s base lending rate plus 2%. The line is cancellable at any time by the bank.	143,068	0

Note dated 5/15/09 payable to unrelated party, unsecured, with interest at 10% and monthly payments of $4,946. The note is due on or before June 15, 2011.	0	28,828

Subtotal	$ 8,460,014	$ 8,705,390
Less Current Portion	597,078	415,448

Notes payable, non-current	$ 7,862,936	$ 8,289,942

The five year payout schedule for notes payable is as follows:

 Year

       Amount

2012

   $    597,078

2013

         275,352

2014

      7,587,584

Total

   $ 8,460,014

7. Redeemable Preferred Stock

In 1999 and 2000, the Company issued a total of 11,050 shares of $100 par value redeemable preferred stock to certain officers and directors.  Dividends are cumulative from the date of original issue and are payable semi-annually, when, and if declared by the board of directors beginning July 15, 1999, at a rate of $7.50 per annum per share.  During the fiscal year ended July 31, 2000, the Company paid dividends to holders of record as of July 15, 2000, in the amount of $16,715.  At December 31, 2011, undeclared and unpaid dividends on these shares were $1,035,939 or $93.75 per preferred share.  These dividends are not accrued as a liability, as no declaration has occurred. The shares are nonvoting, and are convertible into the Company’s common stock at an exercise price of $3.00 per share.  As of January 15, 2001, the redeemable preferred stock is redeemable at the option of the Company at a redemption price of $100 per share plus accrued and unpaid dividends.

8.  Common Stock

During 2010 the Company issued 80,000 shares of its common stock to non-employee directors of the Company.  The shares were valued at $0.20 per share which equaled the closing price of the common stock on the date of issuance and the entire valuation was recorded as compensation expense of $16,000 on that date.  In addition to the shares, the non-employee directors also received, for every share issued, a warrant to purchase an additional share of the Company’s common stock at a price of $1.00.  The warrants expire at the earlier of five years or 60 days after the Company’s common stock trades for an average price of $3.00 per share for 20 consecutive days.  The warrants were valued using the Black-Scholes pricing model at $.12 per share or $9,440. The inputs for the pricing model included an expected term of 2.5 years, .27% risk free interest rate, and volatility of 131%.

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

Changes in warrants for the years ended December 31, 2011 and 2010 were as follows:

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Term (in Years)	Intrinsic Value
Outstanding at December 31, 2009	583,337	$2.95	Various	$ -
Vested at December 31, 2009	583,337	$2.95	Various	$ -
Granted in 2010	80,000	$1.00	5	$ -
Outstanding at December 31, 2010	663,337	$2.71	Various	$ -
Exercisable at December 31, 2010	663,337	$2.71	Various	$ -
Expired at December 31, 2011	333,337	$3.50	-	$ -
Outstanding at December 31, 2011	330,000	$1.91	Various	$ -
Exercisable at December 31, 2011	330,000	$1.91	Various	$ -

The following table summarizes information about compensatory warrants outstanding at December 31, 2011:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.00	80,000	4.0	$ 1.00	-	$ -
$2.00	200,000.5		2.00	-	$ -
$3.00	50,000.6		3.00	-	$ -
Total:
$1.00-$3.00	330,000	1.4	$ 1.91	-	$ -

9.            Income Taxes

The provision for income taxes consists of the following:

	2011	2010
Current	$ 0	$ 0
Deferred
Federal	117,017	127,353
State	14,538	24,258
Foreign	-	-
Total Provision (Benefit)	$ 131,555	$ 151,611

The components of the Company’s deferred tax assets and liabilities are as follows:

	2011	2010
Deferred Tax Assets
Current
Accounts Receivable	$ 42,174	$ 49,559
Accrued Vacation	91,779	105,957
Net Operating Loss	143,047	105,045
Less: Current portion of Valuation Allowance	0	(43,061)
Total Current, Net	277,000	217,500
Non-Current
Note Receivable	364,832	385,601
Goodwill	30,379	19,879
Net Operating Loss Carryforwards	1,241,711	1,545,601
Less: Valuation Allowance	0	(123,104)
Total Non-Current, Net	1,636,922	1,827,977
Total Deferred Tax Asset, Net	$ 1,913,922	$ 2,045,477

As of December 31, 2011, the Company had net operating loss carry forwards amounting to $3,699,484 for domestic jurisdictions which expire on various dates through 2028. The Company expects to utilize $346,500 of the loss carryforward for the year ended December 31, 2012, and has therefore classified the deferred tax asset associated with the loss carryforward as a current asset on the Company’s consolidated balance sheet.

The Company’s US based net operating losses available for future use are as follows:

        Available

Year

Net Operating Loss

Expires

1999

$

1,430,143

2019

2002

1,461,310

2022

2007

   138,950

2027

2008

   669,081

2028

Total Available

$

3,699,484

Income tax expense differs from amounts computed by applying the statutory Federal rate to pretax income as follows:

	2011	2010
Expected US Income Tax (Benefit) on Consolidated Income before Tax	$ 133,304	$ (30,236)
Effects of:
Expected State Income Tax (Benefit) on Consolidated Income before Tax	2,269	(5,691)
Change in valuation allowance	(166,165)	66,939
Permanent Differences	75,481	151,313
Earnings/(Losses) in foreign jurisdictions taxes at rates different from the statutory U.S. federal rate	(17,589)	(11,068)
Change in future expected tax rate	104,255	0
Foreign Net Operating Losses	0	(19,646)
Effective Tax Provision (Benefit)	$ 131,555	$ 151,611

The Company has evaluated its uncertain tax positions and determined that any required adjustments would not have a material impact on the Company's balance sheet, income statement, or statement of cash flows.

A reconciliation of the unrecognized tax benefits for the years ending December 31, 2011 and 2010 is presented in the table below:

	2011	2010
Beginning Balance	$ -	$ -
Additions based on tax positions related to the current year	-	-
Reductions for tax positions of prior years	-	-
Reductions due to expiration of statute of limitations	-	-
Settlements with taxing authorities	-	-
Ending Balance	$ -	$ -

The tax years 2002 through 2011 remain open to examination for federal income tax purposes and by other major taxing jurisdictions to which we are subject.

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

The consolidated financial statements include the following related to international operations (which are predominately in New Zealand): Revenues of $8,730,608 in 2011 and $8,224,794 in 2010; net income (loss) of $338,348 in 2011 and ($89,432) in 2010; and net fixed assets of $7,167,448 in 2011 and $7,341,390 in 2010.

11. Purchase of Mocles Holdings Limited

On December 24, 2004, the Company, through its wholly owned subsidiary NZ Castle Resorts and Hotels Limited, entered into an agreement to purchase all of the shares of Mocles Holdings Limited (“Mocles”), a New Zealand Corporation that owns the Podium of the Spencer on Byron Hotel located in Auckland, New Zealand.  Following are the significant provisions of this agreement, as amended:

The purchase price for Mocles was $8,024,095 (NZ$10,367,048), net of imputed interest of $1,263,905 (NZ$1,632,952).  The face value of the purchase price was $9,288,000 (NZ$12,000,000).

The purchase price is to be paid as follows:

A partial assignment of the Company’s receivable from HBII in the amount of US$3,018,000 (see note 2).  In the event that this amount is not realized from HBII, the Company is obligated to make up the difference by December 31, 2014.

Through July 31, 2011, monthly payments of the greater of NZ$20,000 (US$15,480), or Surplus Profits defined as 50% of net profits, whichever is higher, calculated in accordance with New Zealand’s Generally Accepted Accounting Principles or International Reporting Standards.  The Company is also required to pay interest on the bank mortgage note payable of Mocles.  Beginning on August 1, 2011, monthly payments increased by NZ$20,000 (US$15,480), which represents interest on the outstanding obligation.  The vendor has the right to increase the interest payable on the then outstanding balance of the purchase price provided that the interest rate does not exceed the Westpac Banking Corporation indicator lending rate plus a margin of 3%.

At the time of purchase, Mocles had additional debts, namely:

(1)

Bank Mortgage – There is $2,273,502 payable to a bank which is secured by the Podium.  The liability to the bank must be refinanced, paid in full, or renegotiated to the extent that the current guarantors are released from all obligations associated therewith, by December 31, 2014.

(2)

Advances from parties heretofore related to Mocles in the amount of $1,509,768.  The entire amount is due and payable by December 31, 2014 (See Note 6).

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

The Company is required to make interest payments on behalf of Mocles on the bank mortgage mentioned in paragraph 1 above.

12.  Change in Accounting Policy

During the fourth quarter of 2011, the Company changed the accounting policy for recognizing personnel costs for on-site Company employees that are contractually paid by funds belonging to resort and hotel ownership.  Previously, the Company recognized such costs on a net basis under the agent provisions of FASB ASC 605-45-45 Principal Agent Considerations resulting from the owners’ position as the primary obligor and the lack of credit risk incurred by the Company.  In an effort to promote greater comparability and consistency with industry practices and other companies within our industry, the Company now reports such costs on a gross basis and recognizes revenue in an amount equal to the expenses incurred.  As a result of this change in accounting policy, there is no change to the previously reported net income, stockholders’ equity, or cash flows for the years ended December 31, 2011 and 2010.  The following financial statement line items for the year ended December 31, 2010 have been adjusted for comparability purposes as follows:

	Prior to Change	As Adjusted
Consolidated Balance Sheet:
Accounts receivable	$ 2,038,211	$ 2,607,109
Accrued salaries and wages	$ 720,926	$ 1,289,824

Consolidated Statement of Operations:
Management and service revenue	$ 1,971,913	$ 10,057,151
Payroll and office expenses	$ 1,858,812	$ 9,944,050

13. Subsequent Events

In February 2012, the Company sold its ownership interest in the limited liability company that was acquired in September 2011 for $350,000.

In February 2012, the Company negotiated a ten year agreement for the management of its New Zealand property.  Under the terms of the new contract, there is no guaranteed return to the unit owners of the property.  The Company will earn fees based on the revenues and operating profits of the room operations, with the balance (if any) of funds remaining after paying all room operating expenses to be paid to the unit owners.  Although the new terms of the contract do not call for a guaranteed amount or percentage to be paid to the unit owners, should there be an operating loss then the Company would be responsible for funding such losses.  The contract does include a force majeure clause to protect the Company from certain unforeseen and uncontrollable occurrences.  Although there can be no assurances given, Management is confident that the likelihood of the rooms division of the property experiencing an operating loss is minimal.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management conducted an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer (who is also the Acting Chief Financial Officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2011.  Our Chief Executive Officer has concluded that all disclosure controls and procedures were effective as of December 31, 2011, in providing reasonable assurance that information required to be disclosed by us in the reports we file under the Exchange Act are recorded, processed, summarized, and reported as specified in the Securities and Exchange Commission’s rules, regulations, and forms.

The design and evaluation of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Management has determined that any identified deficiencies, in the aggregate, do not constitute material weaknesses in the design and operation of our internal controls in effect prior to December 31, 2011.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during its fourth fiscal quarter of 2011 that have materially affected, or are reasonably likely to materially affect its internal control over financial reporting.

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

Management’s assessment of the effectiveness of our internal controls is based principally on our financial reporting as of December 31, 2011.  In making our assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Our management, with the participation of our Chief Executive Officer (who is also the Acting Chief Financial Officer), has evaluated the effectiveness of our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, as of December 31, 2011. Those rules define internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”) and includes those policies and procedures that:

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

Based on our assessment and those criteria, management believes that, as of December 31, 2011, the Company’s internal control over financial reporting is effective.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm due to rules established by the Securities and Exchange Commission for Smaller Reporting Companies.  Our auditors have not advised us of any material weaknesses in our internal controls in connection with auditing our consolidated financial statements for the years ended December 31, 2011, and 2010.

Item 9B. Other Information.

None reported

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information concerning the directors and executive officers of Castle as of December 31, 2011. Except as otherwise stated below, the directors will serve until the next annual meeting of stockholders or until their successors are elected or appointed, and the executive officers will serve until their successors are appointed by the Board of Directors.

Name	Age	Position	Position Held Since
Rick Wall	68	Chief Executive Officer, acting Chief Financial Officer, Director and Chairman of the Board	1993
Alan R. Mattson	55	Chief Operating Officer and Director	2004
Motoko Takahashi	67	Secretary and Director	1993
John Brogan	79	Director	2007
Michael Irish	58	Director	2004
Rick Humphreys	68	Director	2005
Stanley Mukai	79	Director	2004
Roy Tokujo	70	Director	1998
Tony Vericella	59	Director	2004
Robert Wu	44	Director	2007

Director and Officer Backgrounds

Rick Wall. - Mr. Wall was appointed Castle’s Chief Executive Officer and Chairman of the Board in 1993.  Mr. Wall is the founder of Castle, and has served as a member of the board of directors and the executive committee of the Hawaii Visitors and Convention Bureau.

Alan Mattson – Mr. Mattson possesses over 30 years of executive level hospitality and travel industry experience.  Mr. Mattson was formerly vice president of sales and marketing for Dollar Rent a Car, responsible for all sales and marketing efforts for Hawaii, Asia, and the Pacific.  Prior to that, he was director of marketing for Avis Car Rental, operating out of the Avis worldwide headquarters in New York and responsible for the marketing within the US rental car division.  In addition, Mr. Mattson has seven years of sales and marketing experience with Hilton Hotels Corporation, performing in a variety of senior level sales and marketing positions in Hawaii and the domestic United States.  He joined Castle in September 1999, as senior vice president of sales and marketing and was later promoted to President in July, 2005.  Mr. Mattson was appointed to the position of Chief Operating Officer of the Castle Group, Inc., in June, 2007.

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

Motoko Takahashi - Ms. Takahashi was appointed Secretary of Castle in August 2010 and as director in March of 1995. Ms. Takahashi had previously served as director for various Japanese investment companies in the United States.  She also holds the position as Vice President of N.K.C. Hawaii, Inc.  Ms. Takahashi was born in Tokyo, Japan where she completed her education and has resided in the United States for more than thirty years.

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

Item 11. Executive Compensation.

Executive Compensation

The following table shows for the fiscal years ended December 31, 2011 and 2010 the aggregate annual remuneration of the highly paid persons who are executive officers of Castle:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation	All Other Compensation	Total Earnings
Rick Wall CEO & Director	12/31/11 12/31/10	$194,500 110,250	$ 0 0	$ 0 0	$ 0 0	$ 0 0	$ 0 0	$ 0 0	$ 194,500 110,250
Alan Mattson COO & Director	12/31/11 12/31/10	159,900 159,900	0 0	0 0	0 0	0 0	0 0	0 0	159,900 159,900

Mr. Wall earns salary commensurate with his Employment Agreement dated July 1, 2004.

Mr. Mattson earns salary commensurate with his Employment Agreement January 1, 2006.

In addition, both Mr. Wall and Mr. Mattson participate in Castle’s employee voluntary 401(k) benefit plan, which has no matching provision by the Company.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

None as the Company does not have, nor has it has in the past, an equity compensation program.

Compensation of Directors

DIRECTOR COMPENSATION

There was no compensation paid to Directors of the Company during the calendar year 2011.

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

Options, Warrants and Rights

No Options, warrants or stock rights were exercised in 2011 or 2010.

In 1999 and 2000, Castle issued 11,105 shares of Castle’s $100 par value redeemable Preferred Stock through a private placement for a gross consideration of $1,105,000.  The stock bears cumulative dividends at the rate of $7.50 per annum for each share of stock.  Upon certain tender offers to acquire substantially all of Castle’s common stock, the holders of the Redeemable Preferred Stock may require that the shares be redeemed at a redemption price of $100 per share plus accrued and unpaid dividends.  The shares are nonvoting and entitle the holder to convert each share of Preferred Stock into 33.33 shares of Castle’s common stock.  Dividends are cumulative from the date of original issue and are payable, semi-annually, when, and if, declared by the board of directors.  At December 31, 2011, undeclared and unpaid dividends on these shares were $1,035,939 or $93.75 per preferred share.

In July 2007, the Company issued warrants to purchase 200,000 shares of its common stock at a price of $2.00 per share to its former CFO.  The warrants were for 5 years and expire on July 1, 2012.

In July 2007, the Company issued warrants to purchase 50,000 shares of its common stock at a price of $2.00 per share to an investment consultant.  These warrants were for 5 years and expire on July 1, 2012.

In April, 2008, the Company raised additional capital from the completion of a Unit offering which resulted in the issuance of 333,337 Units at a price of $1.50 per Unit.  Each unit consists of one share of the Company’s common stock and a warrant to purchase an additional share of the Company’s common stock at a price of $3.50 for a period of three years, subject to certain restrictions.  Through this financing the Company raised a net amount of $224,744 for use as working capital and converted $227,500 in outstanding debt and short term obligations.  None of the warrants issued were executed and the warrants expired in 2011.

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

In October 2008, the Company secured a line of credit with a local bank for up to $250,000.  The line is secured by the personal guaranty of the Company’s Chairman and CEO, and a general security interest in the Company’s assets.  The line is due in October 2012.

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

Hanalei Bay International Investors (“HBII”)

The Company has a receivable of $4,269,151 from Hanalei Bay International Investors (“HBII”). The Chairman and CEO of the Company is the sole shareholder of HBII Management, Inc., the managing General Partner of HBII.  In that the collection of this receivable is subject to uncertainty and risks over which the Company has no control, there can be no assurance that the Company will be able to collect this receivable within the next ten years, if at all.  In light of such uncertainties, as required by Generally Accepted Accounting Principles (“GAAP”) the Company has established a reserve for uncollectible amounts equal to the entire amount of the receivable.

As part of the Company’s purchase of real estate in New Zealand (see Note 11), an assignment of $3,018,000 of the total note receivable from HBII was made to the seller of the real estate, with the Company remaining as guarantor should the note receivable not be collected before December 31, 2014 (See Note 6 to the Consolidated Financial Statements).

Related Party Loans

In June, 2004, a director loaned the Company $125,000 with interest at the rate of 8% per annum and monthly payments of interest plus $521, and a maturity date of January 1, 2014.  In March 2008, $50,000 of the principle balance was converted to common stock and warrants as part of the Company’s 2008 unit offering.

During 2002, the Company’s CEO advanced $117,316 to the Company for general working capital.  The note bears interest at 10% and is due on or before January 1, 2014.

Through December 2011, the Company has accrued but not paid the Chairman and CEO a total of $57,740 for expenses incurred on behalf of the Company, and $72,745 for interest accrued on a note payable.

Through December 2011, the Company has accrued but not paid the Company’s COO a total of $3,893 for expenses incurred on behalf of the Company.

In December 2011, an officer of the Company’s domestic subsidiary gave the Company a short term advance of $50,000.

Except for the transactions with HBII, the issuance of stock and warrants described above, the financing guarantee arrangement, the related party loans and unpaid fees, and the employment agreements with Rick Wall, Alan Mattson and Michael Nitta, there were no transactions, proposed transactions or outstanding transactions to which Castle or any of its subsidiaries was or is to be a party, in which the amount involved exceeds $50,000 and in which any director or executive officer, or any shareholder who is known to Castle to own of record or beneficially more than 10% of Castle’s common stock, or any member of the immediate family of any of the foregoing persons, had a direct or indirect material interest.

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

Item 14. Principal Accounting Fees and Services.

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2011 and 2010:

Fee Category	2011	2010
Audit Fees	$ 109,378	$ 98,480
Audit-related Fees	0	0
Tax Fees	4,454	4,914
All Other Fees	400	3,516
Total Fees	$ 114,232	$ 106,910

AUDIT FEES

The aggregate fees billed by Castle’s auditors for professional services rendered in connection with the audit of Castle’s annual consolidated financial statements and reviews of the interim consolidated financial statements for 2011 and 2010 were $109,378 and $98,480, respectively.

AUDIT-RELATED FEES

There were no aggregate fees billed by Castle’s auditors for any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of Castle’s financial statements and are not reported under “Audit Fees” above for 2011 and 2010.

.

TAX FEES

The aggregate fees billed by Castle’s auditors for professional services for tax compliance, tax advice, and tax planning for 2011 and 2010 were $4,454 and $4,914, respectively.

ALL OTHER FEES

The aggregate fees billed by Castle’s auditors for all other non-audit services rendered to Castle, such as attending meetings and other miscellaneous financial consulting, for 2011 and 2010 were $400 and $3,516, respectively.

PART IV.

Item 15. Exhibits and Financial Statement Schedules.

Exhibit Index

Exhibit No.	Title of Document	Location if other than attached hereto	Previously Filed
3.1 *	Restated Articles of Incorporation	Part I, Item 1 *	*
3.2 *	Certificate of Designation	Part I, Item 1 *	*
3.3 *	By-Laws	Part I, Item 1 *	*
3.4 *	By-Law Amendment	Part I, Item 1 *	*
10.1	Settlement Agreement Manhattan Guam	Part I, Item 1 *	*
10.2	Employment Agreement with Rick Wall as amended	Part III, Item 10 *	*
10.3	Employment Agreement with Alan Mattson	Part III, Item 10 *	*
14	Code of Ethics	Part III, Item 10	*
18	Preferability Letter
21	Subsidiaries of the Company
31.1	302 Certification of Rick Wall
32	906 Certification

* Incorporated herein by reference and Filed as exhibit to Form 10KSB for the year ended December 31, 2006 on September 19, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CASTLE GROUP, INC.

March 30, 2012

By  /s/ Rick Wall

Rick Wall, Chief Executive Officer

and Chairman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Rick Wall	Date:	3/30/12
Rick Wall
Chief Executive Officer and
Chairman of the Board

/s/ Alan R. Mattson	Date:	3/30/12	/s/ Robert Wu	Date	3/30/12
Alan R. Mattson			Robert Wu
Director and Chief Operating Officer			Director

/s/ John Brogan	Date:	3/30/12	/s/ Mike Irish	Date	3/30/12
John Brogan			Mike Irish
Director			Director

/s/ Rick Humphreys	Date:	3/30/12	/s/ Stanley Mukai	Date	3/30/12
Rick Humphreys			Stanley Mukai
Director			Director

/s/ Motoko Takahashi	Date:	3/30/12	/s/ Roy Tokujo	Date	3/30/12
Motoko Takahashi			Roy Tokujo
Director			Director

/s/ Tony Vericella	Date:	3/30/12
Tony Vericella
Director