Form 10-Q
period 2012-03-31
CASTLE GROUP INC
filed 2012-05-14
CIK 918543

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

May 14, 2012 - 10,026,392 shares of common stock.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

THE CASTLE GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2012 (UNAUDITED) & DECEMBER 31, 2011

ASSETS
	March 31 2012	December 31 2011
Current Assets
Cash and cash equivalents	$ 532,380	$ 710,487
Accounts receivable, net of allowance for bad debts	2,895,606	2,580,371
Deferred tax asset	217,500	277,000
Prepaids and other current assets	261,706	271,444
Total Current Assets	3,907,192	3,839,302
Property plant & equipment, net	7,542,442	7,171,329
Goodwill	54,726	54,726
Deposits	24,477	24,477
Restricted cash	-	3,997
Investment in limited liability company	380,705	464,560
Deferred tax asset	1,561,846	1,636,922

TOTAL ASSETS	$ 13,471,388	$ 13,195,313

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$ 3,231,669	$ 3,095,560
Payable to related parties	80,629	134,378
Deposits payable	574,652	573,237
Current portion of long term debt	336,085	590,828
Current portion of long term debt to related parties	6,250	6,250
Accrued salaries and wages	1,372,511	1,466,924
Accrued taxes	115,306	123,211
Accrued interest	12,008	11,828
Other current liabilities	9,269	15,172
Total Current Liabilities	5,738,379	6,017,388
Non Current Liabilities
Long term debt, net of current portion	4,656,758	4,472,356
Notes payable to related parties, net of current portion	137,108	138,671
Other long term obligations, net	3,443,494	3,251,909
Total Non Current Liabilities	8,237,360	7,862,936
Total Liabilities	13,975,739	13,880,324
Stockholders' Deficit
Preferred stock, $100 par value, 50,000 shares authorized, 11,050	1,105,000	1,105,000
shares issued and outstanding in 2012 and 2011, respectively
Common stock, $.02 par value, 20,000,000 shares authorized, 10,026,392	200,529	200,529
shares issued and outstanding in 2012 and 2011, respectively
Additional paid in capital	4,423,984	4,423,984
Retained deficit	(6,304,894)	(6,327,415)
Accumulated other comprehensive income (loss)	71,030	(87,109)
Total Stockholders' Deficit	(504,351)	(685,011)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 13,471,388	$ 13,195,313
The accompanying notes are an integral part of these condensed consolidated financial statements

THE CASTLE GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31, 2012 & 2011
UNAUDITED

	Three Months Ended March 31
	2012	2011
Revenues
Revenue attributed from properties	$ 3,101,143	$ 4,343,809
Management & Service	2,450,028	2,443,512
Other Revenue	322	-
Total Revenues	5,551,493	6,787,321

Operating Expenses
Attributed property expenses	2,646,619	3,881,795
Payroll and office expenses	2,498,098	2,375,220
Administrative and general	171,126	161,492
Depreciation	57,473	57,057
Total Operating Expense	5,373,316	6,475,564
Operating Income	178,177	311,757
Foreign Currency Transaction Gain (Loss)	(191,585)	39,914
Investment Income	96,145	23,000
Gain on sale of investment	170,000	-
Interest Expense	(95,639)	(82,190)
Income before taxes	157,098	292,481
Income tax provision	(134,577)	(50,675)
Net Income	$ 22,521	$ 241,806

Other Comprehensive Income
Foreign currency translation adjustment	158,139	16,197
Total Comprehensive Income (Loss)	$ 180,660	$ 258,003

Earnings Per Share
Basic	$ 0.02	$ 0.02
Diluted	$ 0.02	$ 0.02
Weighted Average Shares
Basic	10,026,392	10,026,392
Diluted	10,026,392	10,026,392

The accompanying notes are an integral part of these condensed consolidated financial statements

THE CASTLE GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2012 & 2011
UNAUDITED

	Three Months Ended March 31
	2012	2011
Cash Flows from Operating Activities
Net income (loss)	$ 22,521	$ 241,806
Adjustments to reconcile from net income (loss) to net cash from operating activities:
Depreciation	57,473	57,057
Amortization of discount	-	23,436
Foreign exchange (gain) loss on guarantor obligation	191,585	(39,914)
Interest on guarantor obligation	-	41,711
Investment income	(96,145)	(23,000)
Deferred taxes	134,576	50,675
Gain on sale of investment	(170,000)	-
(Increase) decrease in
Accounts receivable	(260,471)	(310,691)
Other current assets	15,748	63,803
Restricted cash	4,217	57,332
Customer advance deposits	(48)	-
Increase (decrease) in
Accounts payable and accrued expenses	(72,579)	(155,006)
Net Change From Operating Activities	(173,123)	7,209

Cash Flows from Investing Activities
Purchase of assets	(6,500)	(676)
Sale of ownership in hotel	350,000	-
Net Change from Investing Activities	343,500	(676)

Cash Flows from Financing Activities
Proceeds from notes	-	100,000
Payments on notes to related parties	(1,562)	(1,562)
Payments on notes	(347,657)	(97,470)
Net Change from Financing Activities	(349,219)	968

Effect of foreign currency exchange rate on changes in cash and cash equivalents	735	(2,174)

Net Change in Cash and Cash Equivalents	(178,107)	5,327
Beginning Balance	710,487	539,701
Ending Balance	$ 532,380	$ 545,028

Supplementary Information
Cash Paid for Interest	$ (92,525)	$ (13,928)
Cash Paid for Income Taxes	$ -	$ -

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

Note 1 Basis of Presentation

The accompanying consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  In the opinion of management, the accompanying interim financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation.  The results of operations for the three month period ended March 31, 2012, are not necessarily indicative of the results for a full-year period.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in Castle’s annual audited financial statements for the year ended December 31, 2011.

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

Under a Gross Contract, the Company records the expenses of operating the rental program at the property covered by the agreement. These expenses include housekeeping, food & beverage, maintenance, front desk, sales & marketing, advertising and all other operating costs at the property covered by the agreement.  Under a Net Contract, the Company does not record the operating expenses of the property covered by the agreement, other than the personnel costs mentioned in the previous paragraph.  The difference between the Gross and Net contracts is that under a Gross Contract, all expenses, and therefore the ownership of any profits or the covering of any operating loss, belong to and is the responsibility of the Company; under a Net Contract, all expenses, and therefore the ownership or any profits or the covering of any operating loss belong to and is the responsibility of the owner of the property.  The operating expenses of properties managed under a Gross Contract are recorded as “Attributed Property Expenses.

Note 2  New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date.  If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s consolidated financial statements upon adoption.

Note 3 Foreign Currency Transaction Gain / Loss

As part of the Company’s purchase of real estate in New Zealand, the Company has guaranteed an amount of up to NZ$4,201,433 (US$3,018,000) to the seller of the real estate and the Company recorded this guaranty as “Other Long Term Obligations” on its balance sheet.  The loan issued upon the purchase of the New Zealand real estate is payable in New Zealand dollars.  Due to the strengthening of the New Zealand dollar against the US dollar, the obligation has been increased to US$3,443,494 at March 31, 2012.  For the three months ended March 31, 2012 and 2011, the Company recorded exchange gains (losses) of ($191,585) and $39,914, respectively.

Note 4 Income Taxes

Income tax expense reflects the expense or benefit only on the Company’s domestic taxable income. Income tax expense and benefit from the Company’s foreign operations are not recognized as they have been fully reserved.

Note 5 Equity-Based Compensation

None issued during the quarters ended March 31, 2012 or 2011.

Note 6 Change in Accounting Policy

During the fourth quarter of 2011, the Company changed the accounting policy for recognizing personnel costs for on-site Company employees that are contractually paid by funds belonging to resort and hotel ownership. Previously, the Company recognized such costs on a net basis under the agent provisions of FASB ASC 605-45-45 Principal Agent Considerations resulting from the owners’ position as the primary obligor and the lack of credit risk incurred by the Company.  In an effort to promote greater comparability and consistency with industry practices and other companies within our industry, the Company now reports such costs on a gross basis and recognizes revenue in an amount equal to the expenses incurred.  As a result of this change in accounting policy, there is no change to the previously reported net income, stockholders’ equity, or cash flows for the quarter ended March 31, 2011.  The Condensed consolidated statement of operations for the quarter ended March 31, 2011 has been adjusted for comparability purposes as follows:

	Prior to Change	As Adjusted
Management and service revenue	$ 552,404	$ 2,443,512
Payroll and office expenses	$ 484,112	$ 2,375,220

Note 7 Subsequent Events

None reported

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

In Hawaii, Castle represents properties on all of the five major Hawaiian Islands of Oahu (Waikiki), Maui, Kauai, Molokai and Hawaii, (Big Island).  This allows customers the option to island-hop, and provides Castle cross-selling opportunities.  Our Honolulu headquarters serves as the epicenter for our international operations in Saipan and New Zealand.  Our diverse destinations offer customers the opportunity to discover new experiences and varying geographic areas and cultures.

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

Brand Strategy

Castle does not brand the properties under its management.  Each property Castle manages is individually marketed in order to extract maximum value from its unique strengths.  Our strategy is that we do not promote Castle as a brand name but instead, we focus on our customers, the owners of the properties we manage.  As Castle does represent a diverse range of properties it represents, its brand strategy is that one size does not fit all.  The Castle brand stays in the background and our focus is on marketing the uniqueness of each property, while satisfying the needs and expectations of our owners.  Each property we manage maintains its own brand identity and personality, while utilizing the Castle advantage of our powerful marketing resources, channel distribution, resort management expertise, industry partnerships, and networks.

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

We also do not flag our properties with the Castle name.  The advantages of doing so are several.  There is a high demand for the independent smaller boutique hotels and condominiums, as travelers favor a more individualized and unique travel experience.  This ongoing trend towards smaller, independent hotels, as opposed to the familiar chains, is not only occurring in Hawaii, but seen throughout the world tourism marketplace.  This increased demand is fueled by the following traveler’s expectations:

• Travelers seek individualized recognition, attention, and service.

• Guests desire hotel and condominium accommodations that impart a sense of place and provide a unique, hospitable guest experience.

• Customers demand quality and personalized service, which creates high retention and repeat customers.

• Customers seek Hawaii due to the feeling of “Ohana”, or family, experiencing the unique feeling of Aloha imparted by the people of Hawaii.

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

As part of Castle’s strategies to secure long term, multi-year management contracts, from time to time, we have found it advantageous to purchase or lease selected real property within a resort or condominium project.  This occurred in 2004, when Castle’s wholly owned subsidiary, NZ Castle Resorts and Hotels Limited, entered into an agreement to purchase all of the shares of Mocles Holdings Limited (“Mocles”), a New Zealand Corporation.  Mocles owns the Podium levels (“Podium”) of the Spencer on Byron Hotel in Auckland, New Zealand, which includes the front desk, restaurant, bar, ballroom, board room, conference rooms, back of the house facilities and other areas necessary for the hotel’s operation.  Through our ownership of the Podium and a ten year management contract for the Spencer on Byron hotel, Castle is assured of ongoing revenues in future years from this property.

In addition to seeking new hotel and resort condominium management contracts, we will continue to seek investment opportunities with hotel owners. Castle has been successful over the past two years, as in July 2010, the Company acquired a 7% common series ownership interest in one of the hotels managed by the Company and in September of 2011, the Company acquired a minority interest in a Waikiki hotel, which was subsequently sold at a gain in 2012.

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

Revenues

Total Revenues decreased from the quarter ended March 31, 2011 by 18% to $5,551,493 for the three months ended March 31, 2012. The decrease is attributed to a change in our New Zealand contract from a Gross contract to a Net contract. During the prior year, we recorded $1,749,239 of room revenues from our New Zealand contract which operated under a Gross contract; this contract subsequently changed in August 2011 to a Net contract whereby we no longer record the room revenues since they belong to the unit owners instead of the Company.  Excluding the New Zealand room revenues from our prior year revenues, Total Revenues show an increase of 10% from prior year. The increases are attributed to increased demand and a recovery of the travel industries of New Zealand and Hawaii, and a strengthening of the New Zealand dollar against the US dollar.  Both domestic and international operations in 2011 were affected by the decreasing room rates in the markets in which our properties are located.  In response to the worldwide weakening of the economy that began in 2008, the hospitality business experienced severe discounting as travel companies compete to re-capture market share that was substantially reduced during to the worldwide financial crisis.  The trend of severe discounting has diminished, and the Company has experienced an increase in REVPAR (Revenue per Available Room) of 20% when comparing the first quarter of 2012 with 2011.

Revenues Attributed from Properties decreased from $4,343,809 to $3,101,143, a decrease of 29% for the three months ended March 31, 2012 compared to 2011.  Again, this decrease is due to the change of our agreement in New Zealand from a Gross to a Net Contract.  Excluding the effects of the contract change, Revenues Attributed from Properties show an increase of 20% when comparing the three months ended March 2012 and March 2011.

The increase for the quarter is attributed to an increase in demand in both our domestic and international operations.  Management and Service Revenues showed a slight increase for the quarter, from $2,443,512 in 2011 to $2,450,028 in 2012.

The Company recorded investment income of $96,145 and $23,000, for quarters ended March 31, 2012 and 2011, respectively, which represents the Company’s 7% share of the income from the limited liability company that owns one of the hotels managed by the Company.

During the first quarter of 2012, the Company also sold its 2% ownership share in another property located in Hawaii and recorded a gain on the sale of $170,000.

Guaranty

As part of the Company’s purchase of real estate in New Zealand, the Company has guaranteed an amount of up to $3,018,000 to the seller of the real estate and the Company recorded this guaranty as “Other Long Term Obligations” on its balance sheet.  The loan issued upon the purchase of the New Zealand real estate is payable in New Zealand dollars.  Due to the strengthening of the New Zealand dollar against the US dollar, the obligation has been increased to $3,443,494.  For the three months ended March 31, 2012 and 2011, the Company recorded exchange gains (losses) of ($191,585) and $39,914, respectively.

Expenses

Attributed Property Expenses are those expenses related to the management of the resort and condominium properties which are operated on a Gross Revenue contract basis.  Property expenses decreased by $1,235,176 or 32% to $2,646,619 from $3,881,795 for the three months ended March 31, 2012 compared to 2011.  Similar to Revenues, this decrease is a result of the change in our New Zealand contract from a Gross to a Net contract and we no longer record the room operating expenses as expenses of the Company.  For the quarter ended March 31, 2011, expenses that would not be reflected had the Company been operating under a Net contract were $1,298,691, and excluding those expenses from 2011, 2012 Attributed property expenses would show a slight 2% increase.

Compared to the prior year, payroll and office expenses increased by 5% to from $2,375,220 to $2,498,098 for the quarter ended March 31, 2012.  The increase in cost is a result of the Company hiring more employees in order to market the properties under management, as well as the 10% increase (excluding the effects of our New Zealand Contract change) in Total Revenue.

Administrative and general expenses increased by 6% from $161,492 to $171,126 for the quarter ended March 31, 2012 as compared to 2011.  This increase was due to additional travel expenses incurred by our corporate operations department in performing operational reviews of our properties, including those in Saipan and New Zealand.

Investments

On July 23, 2010 the Company acquired a 7% common series interest in the ownership of a hotel located in Hawaii. The Company received the interest in exchange for the Company’s assistance to the buyers of the hotel in negotiating the purchase, performing due diligence work and other consulting services.  The hotel was purchased for $17,300,000, of which $13,000,000 was financed through a first mortgage on the hotel.  The Company recognized $188,173 in revenue resulting from cash received in finder’s fees and consulting fees and then used those funds to acquire the 7% common series interest.  During the three months ended March 31, 2012 and 2011, the Company recorded investment income of $96,145 and $23,000, respectively, representing the Company’s 7% allocation of net income from its investment.

Depreciation

Castle’s business does not require a great deal of capital expenditure for equipment or fixed assets.  As a result, depreciation expense was $57,473 and $57,057 for the three months ended March 31, 2012 and 2011, respectively.

Interest Expense

Interest Expense was $95,639 and $82,190, respectively, for the three months ended March 31, 2012 and 2011.   The increase in expense is due to the interest we now pay on the mortgage note for our Podium located in New Zealand.

Net Income

Net income for the three months ending March 31, 2012 and 2011 was $22,521 and $241,806, respectively.

Foreign Currency Translation Adjustment

For consolidated entities whose functional currency is not the U.S. dollar, Castle translates their financial statements into U.S. dollars.  Assets and liabilities are translated at the exchange rate currently in effect as of the financial statement date, and results of operations are translated using the weighted average exchange rate for the period.

Translation adjustments from foreign exchange are included as a separate component of stockholders’ equity. Changes in the carrying value of the assets and liabilities of the consolidated entities outside of the United States due to foreign exchange changes are reflected as Foreign Currency Adjustments.  Foreign Currency Translation adjustments totaled $158,139 and $16,197 for the three months ended March 31, 2012 and 2011, respectively.

Total Comprehensive Income

Total Comprehensive Income for the three months ended March 31, 2012 was $180,660 as compared to $258,003 for the prior year period.  This is primarily a result of the changes in Revenue and Property and Operating Expenses, Investment Income, and foreign exchange rates noted above.

EBITDA

EBITDA (Earnings before Interest, Depreciation, Taxes and Amortization) reflects the Company’s earnings without the effect of depreciation, interest income or expense, or taxes.  EBITDA is a non-GAAP measure.  Castle’s management believes that in many ways it is a good alternative indicator of the Company’s financial performance.  It removes the effects of non-cash depreciation and amortization of assets, as well as the fluctuations of interest costs based on the Company’s borrowing history and increases and decreases in tax expense brought about by changes in the provision for future tax effects rather than current income.  A comparison of EBITDA and Net Income is shown below.  EBITDA totaled $501,795 and $391,814 for the three months ended March 31, 2012 and 2011, respectively, representing a 28% improvement over prior year.  The increase for the quarter is attributable to the sale of our minority interest in a Waikiki hotel resulting in a gain of $170,000.  In addition, the Company recorded $96,145 of investment income in 2012 against $23,000 in 2011, representing its 7% common series ownership interest in one of the properties it manages.

Comparison of Net Income to EBITDA:

	Three months ended March 31,
	2012	2011
Net Income	$ 22,521	$ 241,806
Add Back:
Income Tax (Benefit) Provision	134,577	50,675
Net interest expense	95,639	82,190
Depreciation	57,473	57,057
Foreign Exchange (Gain) Loss	191,585	(39,914)
EBITDA	$ 501,795	$ 391,814

Liquidity

Our primary sources of liquidity include available cash and cash equivalents, and borrowing under the credit facility which was secured in October 2008, consisting of a $500,000 term loan and a $150,000 line of credit.   As of March 31, 2012, the Company has the total $150,000 available to use of the line of credit.  Additionally, our New Zealand subsidiary has an available NZ$300,000 (US$227,850) line of credit of which NZ$33,408 (US$27,381) was utilized as of March 31, 2012.  These facilities contain representations and warranties, conditions, covenants and events of default that are customary for this type of credit facility but do not contain financial covenants.  The Company is in compliance with the terms and conditions of these borrowing covenants.  We do not believe the limitations contained in the credit facility will, in the foreseeable future, adversely affect our ability to use the credit facility and execute our business plan.

Expected uses of cash in fiscal 2012 include funds required to support our operating activities, including continuing to opportunistically and selectively expand the number of properties under our management.

We experienced net income of $22,521 for the first quarter of 2011 despite an exchange loss of $191,585, and our Total Current Assets were maintained at $3.9 million at the end of March 2012.  The first quarter of the year is typically the high season for the travel industry in Hawaii and we have established a trend of Operating Profitability in recent quarters as we reported Operating Profits in three of our four previous quarters.  We anticipate a continuation of a slight increase in current occupancy levels, together with a slight increase in average rate trends and levels for the properties currently under contract for the remainder of 2012 when compared to 2011.  We will continue our efforts to expand the number of properties under management through the remainder of 2012, which will increase the overall revenue stream in 2012. The specific impact of these additions on revenue depends on the timing of when and if new properties are added during the year.  More importantly, over the past two fiscal years we implemented a number of cost saving and efficiency programs that began to improve our profitability and cash flows.  We are beginning to see the results of our operational changes as we reported positive EBITDA in six of the last seven quarters.  We project that we will continue to improve the overall profitability, cash flows, and working capital liquidity through 2012. This view is based on the following assumptions:

• An increase in occupancy levels as the global economy stabilizes rather than deteriorates resulting in increased visitor trends to Hawaii and New Zealand.

•A slight increase in average daily rates at the properties we manage as compared to recent years.

•Focus of our corporate office on increasing our properties room revenue through increased sales, advertising and marketing efforts.

•Careful monitoring of our costs and expenses which will provide the basis for improved operating trends throughout 2012.

•Expansion of the number of properties under management, with emphasis on Hawaii and New Zealand.

•A stabilization of the United States / New Zealand exchange rates.

Our plans to manage our liquidity position in fiscal 2012 include:

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

Based on that evaluation, our chief executive officer (and acting chief financial officer)  concluded that, as of March 31, 2012, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer (and acting chief financial officer), as appropriate, to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None during the quarter ended March 31, 2012.

Item 1A. Risk Factors.

Not required to be enumerated by smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

None during the quarter ended March 31, 2012.

Use of Proceeds of Registered Securities

No proceeds were received from the sale of registered securities during the quarter ended March 31, 2012.

Purchases of Equity Securities by Us and Affiliated Purchasers

None during the quarter ended March 31, 2012.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Mine Safety Disclosures.

None, not applicable.

Item 5. Other Information.

None reported

Item 6. Exhibits

(a) Exhibits and index of exhibits.

31.1   302 Certification of Rick Wall, Chief Executive Officer

32    Section 906 Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CASTLE GROUP, INC.

Date:	05/14/2012	By:	/s/Rick Wall
Rick Wall
Chief Executive Officer and Chairman of the Board of Directors and Acting CFO