Form 10-Q
period 2012-06-30
CASTLE GROUP INC
filed 2012-08-14
CIK 918543

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

August 14, 2012 - 10,026,392 shares of common stock.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

THE CASTLE GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2012 & DECEMBER 31, 2011
UNAUDITED
ASSETS

	June 30, 2012	December 31, 2011
Current Assets
Cash and cash equivalents	$ 647,745	$ 710,487
Accounts receivable, net of allowance for bad debts	2,408,458	2,580,371
Deferred tax asset	217,500	277,000
Note receivable, current portion	40,000	-
Prepaids and other current assets	471,906	271,444
Total Current Assets	3,785,609	3,839,302
Property plant & equipment, net	7,270,473	7,171,329
Goodwill	54,726	54,726
Deposits and other assets	247,659	28,474
Note receivable	185,000	-
Investment in limited liability company	415,705	464,560
Deferred tax asset	1,473,455	1,636,922

TOTAL ASSETS	$ 13,432,627	$ 13,195,313

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$ 3,223,980	$ 3,095,560
Payable to related parties	84,724	134,378
Deposits payable	665,379	573,237
Current portion of long term debt	378,064	590,828
Current portion of long term debt to related parties	6,250	6,250
Accrued salaries and wages	1,380,375	1,466,924
Accrued taxes	99,623	123,211
Accrued interest	12,188	11,828
Other current liabilities	14,417	15,172
Total Current Liabilities	5,865,000	6,017,388
Non Current Liabilities
Long term debt, net of current portion	4,452,146	4,472,356
Notes payable to related parties, net of current portion	135,545	138,671
Other long term obligations, net	3,344,761	3,251,909
Total Non Current Liabilities	7,932,452	7,862,936
Total Liabilities	13,797,452	13,880,324
Stockholders' Equity (Deficit)
Preferred stock, $100 par value, 50,000 shares authorized, 11,050	1,105,000	1,105,000
shares issued and outstanding in 2012 and 2011, respectively
Common stock, $.02 par value, 20,000,000 shares authorized, 10,026,392	200,529	200,529
shares issued and outstanding in 2012 and 2011, respectively
Additional paid in capital	4,423,984	4,423,984
Retained deficit	(6,087,905)	(6,327,415)
Accumulated other comprehensive income (loss)	(6,433)	(87,109)
Total Stockholders' Deficit	(364,825)	(685,011)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 13,432,627	$ 13,195,313

The accompanying notes are an integral part of these condensed consolidated financial statements

THE CASTLE GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
THREE AND SIX MONTHS ENDED JUNE 30, 2012 & 2011
UNAUDITED

	Quarter Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Revenues
Revenue attributed from properties	$ 2,835,246	$ 4,021,755	$ 5,936,389	$ 8,365,564
Management & Service	2,982,126	1,976,655	5,432,154	4,602,121
Other Revenue	300	300	622	301
Total Revenues	5,817,672	5,998,710	11,369,165	12,967,986

Operating Expenses
Attributed property expenses	2,604,016	4,127,139	5,250,634	8,008,934
Payroll and office expenses	3,025,261	2,269,172	5,523,359	4,826,346
Administrative and general	91,657	74,637	262,783	236,129
Depreciation	55,730	60,885	113,203	117,942
Total Operating Expense	5,776,664	6,531,833	11,149,979	13,189,351
Operating Income	41,008	(533,123)	219,186	(221,365)
Foreign Currency Transaction Gain (Loss)	98,733	(242,843)	(92,852)	(202,929)
Investment Income	35,000	(32,514)	131,145	(9,514)
Gain on sale of investment and contract	225,000	-	395,000	-
Interest Expense	(94,362)	(86,278)	(190,002)	(168,468)
Income (Loss) before taxes	305,379	(894,758)	462,477	(602,276)
Income tax (provision) benefit	(88,390)	151,743	(222,967)	101,068
Net Income (Loss)	$ 216,989	$ (743,015)	$ 239,510	$ (501,208)

Other Comprehensive Income
Foreign currency translation adjustment	(77,463)	184,702	80,676	200,899
Total Comprehensive Income (Loss)	$ 139,526	$ (558,313)	$ 320,186	$ (300,309)

Earnings (Loss) Per Share
Basic	$ 0.02	$ (0.07)	$ 0.02	$ (0.05)
Diluted	$ 0.02	$ (0.07)	$ 0.02	$ (0.05)
Weighted Average Shares
Basic	10,026,392	10,026,392	10,026,392	10,026,392
Diluted	10,026,392	10,026,392	10,026,392	10,026,392

The accompanying notes are an integral part of these condensed consolidated financial statements

THE CASTLE GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2012 & 2011
UNAUDITED

	Six Months Ended June 30
	2012	2011
Cash Flows from Operating Activities
Net income (loss)	$ 239,510	$ (501,208)
Adjustments to reconcile from net income (loss) to net cash from operating activities:
Depreciation	113,203	117,942
Amortization of discount	-	48,204
Foreign exchange (gain) loss on guarantor obligation	92,852	202,929
Interest on guarantor obligation	-	85,793
Investment income	(131,143)	-
Deferred taxes	222,966	(101,068)
(Increase) decrease in
Accounts receivable	197,957	353,063
Other current assets	(198,716)	(98,907)
Customer advance deposits	92,482	1,080,169
Notes Receivable	(225,000)	-
Deposits and other assets	(221,162)	(666,946)
Increase (decrease) in
Accounts payable and accrued expenses	(45,029)	82,013
Net Change From Operating Activities	137,920	601,984

Cash Flows from Investing Activities
Purchase of assets	(6,713)	(7,563)
Sale of ownership in hotel	180,000	-
Net Change from Investing Activities	173,287	(7,563)

Cash Flows from Financing Activities
Proceeds from notes	75,000	150,000
Payments on notes to related parties	(3,124)	-
Payments on notes	(445,001)	(473,980)
Net Change from Financing Activities	(373,125)	(323,980)

Effect of foreign currency exchange rate on changes in cash and cash equivalents	(824)	13,306

Net Change in Cash and Cash Equivalents	(62,742)	283,747
Beginning Balance	710,487	539,701
Ending Balance	$ 647,745	$ 823,448

Supplementary Information
Cash Paid for Interest	$ (183,774)	$ (28,241)
Cash Paid for Income Taxes	-	-

The accompanying notes are an integral part of these condensed consolidated financial statements

Notes to Condensed Consolidated Financial Statements:  June 30, 2012

Summary of Significant Accounting Policies

Organization

The Castle Group, Inc. was incorporated under the laws of the State of Utah on August 21, 1981. The Castle Group, Inc. operates in the hotel and resort management industry in the State of Hawaii, New Zealand, and the Commonwealth of Saipan under the trade name “Castle Resorts and Hotels.”  The accounting and reporting policies of The Castle Group, Inc. (the “Company” or “Castle”) conform with U.S. generally accepted accounting principles and practices within the hotel and resort management industry.

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

Note 1 Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  In the opinion of management, the accompanying interim financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation.  The results of operations for the interim periods ended June 30, 2012, are not necessarily indicative of the results for a full-year period.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in Castle’s annual audited financial statements for the year ended December 31, 2011.

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

Note 3 Foreign Currency Transaction Gain / Loss

As part of the Company’s purchase of real estate in New Zealand, the Company has guaranteed an amount of up to NZ$4,201,433 (US$3,018,000) to the seller of the real estate and the Company recorded this guaranty as “Other Long Term Obligations” on its balance sheet.  The loan issued upon the purchase of the New Zealand real estate is payable in New Zealand dollars.  Due to the strengthening of the New Zealand dollar against the US dollar, the obligation has been increased to US$3,344,761 as of June 30, 2012.  For the three months ended June 30, 2012 and 2011, the Company recorded exchange gains (losses) of $98,733 and ($242,843), respectively; for the six months ended June 30, 2012 and 2011, the Company recorded exchange gains (losses) of ($92,852) and ($202,929), respectively.

Note 4 Income Taxes

Income tax expense reflects the expense or benefit only on the Company’s domestic taxable income. Income tax expense and benefit from the Company’s foreign operations are not recognized as they have been fully reserved.

Note 5 Equity-Based Compensation

None issued during the six month periods ended June 30, 2012 or 2011.

Note 6 Change in Accounting Policy

During the fourth quarter of 2011, the Company changed the accounting policy for recognizing personnel costs for on-site Company employees that are contractually paid by funds belonging to resort and hotel ownership. Previously, the Company recognized such costs on a net basis under the agent provisions of FASB ASC 605-45-45 Principal Agent Considerations resulting from the owners’ position as the primary obligor and the lack of credit risk incurred by the Company.  In an effort to promote greater comparability and consistency with industry practices and other companies within our industry, the Company now reports such costs on a gross basis and recognizes revenue in an amount equal to the expenses incurred.  As a result of this change in accounting policy, there is no change to the previously reported net income, stockholders’ equity, or cash flows for the three and six months ended June 30, 2011.  The condensed consolidated statement of operations for the three and six months ended June 30, 2011 has been adjusted for comparability purposes as follows:

	Prior to Change	As Adjusted	Prior to Change	As Adjusted
	Qtr End 6/30/11	Qtr End 6/30/11	YTD 6/30/11	YTD 6/30/11
Management and service revenue	$ 197,106	$ 1,976,655	$ 749,509	$ 4,602,121
Payroll and office expenses	$ 489,623	$ 2,269,172	$ 973,734	$ 4,826,346

Note 7 Subsequent Events

In connection with preparing the unaudited financial statements for the six months ended June 30, 2012, the Company has evaluated subsequent events for potential recognition and disclosure through the date of this filing and determined that there were no subsequent events which required recognition or disclosure in the financial statements.

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

In addition to seeking new hotel and resort condominium management contracts, we will continue to seek investment opportunities with hotel owners. Castle has been successful over the past two years in these efforts.  In July 2010, the Company acquired a 7% common series ownership interest in one of the hotels managed by the Company and in September of 2011, the Company acquired a minority interest in a Waikiki hotel, which was subsequently sold at a gain in 2012.

In August of 2012, the Company added to its portfolio with the signing of two properties located on the island of Kauai.

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

Revenues

Total Revenues decreased from the quarter ended June 30, 2011 by 3% to $5,817,672 for the three months ended June 30, 2012. For the six months ended June 30, 2012, total revenues decreased by 12%, from $12,967,986 to $11,369,165. The decrease is attributed to a change in our New Zealand contract from a Gross contract to a Net contract. During the prior year, we recorded $1,323,684 and $3,029,633 for the three and six months ended June 30, 2011, respectively, of room revenues from our New Zealand contract which operated under a Gross contract; this contract subsequently changed in August 2011 to a Net contract whereby we no longer record the room revenues since they belong to the unit owners instead of the Company.  Excluding the New Zealand room revenues from our prior year revenues, Total Revenues show an increase of 24% over prior year for the three months ended June 30, 2012, and an increase of 14% for the six months ended June 30, 2012.  The increases are attributed to increased demand and a recovery of the travel industries of New Zealand and Hawaii.  Both domestic and international operations in 2011 were affected by the decreasing room rates in the markets in which our properties are located.  In response to the worldwide weakening of the economy that began in 2008, the hospitality business experienced severe discounting as travel companies compete to re-capture market share that was substantially reduced during the worldwide financial crisis.  The trend of severe discounting has diminished, and the Company has experienced an increase in REVPAR (Revenue per Available Room) of 14% and 16%, respectively, when comparing the three and six months ended June 30, 2012 against the prior year.

Revenues Attributed from Properties decreased from $4,021,755 to $2,835,246, a decrease of 42%, and from $8,365,564 to $5,936,389, a decrease of 41%, respectively for the three and six months ended June 30, 2012 compared to 2011. Again, this decrease is due to the change of our agreement in New Zealand from a Gross to a Net Contract.  Excluding the effects of the contract change, Revenues Attributed from Properties show an increase of 5% and 8%, respectively when comparing the three and six months ended June 30, 2012 and June 30, 2011.  The increase for the quarter is attributed to an increase in demand in both our domestic and international operations.

Management and Service Revenues showed increases, from $1,976,655 in 2011 to $2,982,126, or 51% for the three months ended June 30, 2012 against prior year, and an increase from $4,602,121 to $5,432,154, or 18% for the six months ended June 30, 2012 against prior year.   The increase is attributed to the increased REVPAR of 14% and 16% for the three and six months ended June 2012 compared to 2011, respectively.  In addition, with the increased occupancies that our properties have enjoyed, payroll reimbursements for the three and six months ended June 30, 2012 against prior year increased by $568,459 and $829, 255, respectively.  During the second quarter of 2011, the Company also refunded $200,000 of Management and Service Revenues to one of its hotel clients.

The Company recorded investment income (loss) of $35,000 and ($32,514), for quarters ended June 30, 2012 and 2011,  and $131,145 and ($9,514) for the six months ended June 30, 2012 and 2011, respectively, which represents the Company’s 7% share of the income from the limited liability company that owns one of the hotels managed by the Company.

During the second quarter of 2012, the Company partnered with an unrelated vacation rental company when it sold a management contract for 16 unit rental program located on Kauai.  The Company sold the contract for $225,000, and will also receive commissions for performing sales and marketing services for the rental program.  The Company will be paid 30% of the monthly rental profits of the rental program, including any additional profits should the 16 unit rental program grow.  Management is reasonably assured that the rental program will grow and that the Company will be able to collect the sale amount within the next five to seven years.  The Company recorded the gain on the sale of this contract for $225,000 and recorded a note receivable for the amounts due from the buyer, with $40,000 recorded as a current asset.  The note bears interest at 2% per annum until fully paid.

During the first quarter of 2012, the Company also sold its 2% ownership share in another property located in Hawaii and recorded a gain on the sale of $170,000.

Guaranty

As part of the Company’s purchase of real estate in New Zealand, the Company has guaranteed an amount of up to $3,018,000 to the seller of the real estate and the Company recorded this guaranty as “Other Long Term Obligations” on its balance sheet.  The loan issued upon the purchase of the New Zealand real estate is payable in New Zealand dollars.  Due to the strengthening of the New Zealand dollar against the US dollar, the obligation has been increased to $3,344,761.  For the three months ended June 30, 2012 and 2011, the Company recorded exchange gains (losses) of $98,733 and ($242,843), respectively and for the ($92,852) and ($202,929) for the six months ended June 30, 2012 and 2011, respectively.

Expenses

Attributed Property Expenses are those expenses related to the management of the resort and condominium properties which are operated on a Gross Revenue contract basis.  Property expenses decreased from $4,127,139 to $2,604,016, or 58% for the three months ended June 30, 2012 compared to 2011 and from $8,008,934 to

$5,250,634, or 53% for the six months ended June 30, 2012 compared to 2011.  Similar to Revenues, this decrease is a result of the change in our New Zealand contract from a Gross to a Net contract and we no longer record the room operating expenses as expenses of the Company.  For the three and six months ended June 30, 2012, expenses that would have been reflected had the Company been operating under a Gross contract were $1,002,776 and $1,977,619, respectively, and including those expenses for 2012, Attributed property expenses would show an increase of 14% and 11%, respectively.

Compared to the prior year, payroll and office expenses increased by 33% to from $2,269,172 to $3,025,261 for the quarter ended June 30, 2012 and by 14% from $4,826,346 to $5,523,359 for the six months ended June 30, 2012. The increase in cost is a result of the Company hiring more employees in order to market the properties under management, as well as the 24% and 14% increase (excluding the effects of our New Zealand Contract change) in Total Revenue for the three and six months ended June 30, 2012.

Compared to the prior year period, administrative and general expenses increased by 23% from $74,637 to $91,657 for the three months ended June 30, 2012, and increased by 11% from $236,129 to $262,783 for the six months ended June 30, 2012 as compared to 2011.  This increase was due to additional travel expenses incurred by our corporate operations department in performing operational reviews of our properties, including those in Saipan and New Zealand.

Investments

On July 23, 2010 the Company acquired a 7% common series interest in the ownership of a hotel located in Hawaii. The Company received the interest in exchange for the Company’s assistance to the buyers of the hotel in negotiating the purchase, performing due diligence work and other consulting services.  The hotel was purchased for $17,300,000, of which $13,000,000 was financed through a first mortgage on the hotel.  The Company recognized $188,173 in revenue resulting from cash received in finder’s fees and consulting fees and then used those funds to acquire the 7% common series interest.  During the three months ended June 30, 2012 and 2011, the Company recorded investment income of $35,000 and ($32,514), respectively, and $131,145 and ($9,514) for the six months ended June 30, 2012 and 2011, respectively, representing the Company’s 7% allocation of net income from its investment.

Effective August 1, 2011, our contract in New Zealand changed from a gross contract to a net contract.  Effective February 1, 2012, the Company signed a long term management agreement for our New Zealand property.  In exchange for the Company attaining a ten year renewable contract for our New Zealand property, the Company refunded $NZ43,361 of fees that it earned for the period August 1, 2011 to January 31, 2012 and contributed $NZ232,547 to the FF&E fund that was used to refurbish the units of the hotel ownership.  These were given by the Company in exchange for and as a condition of a new ten year management contract for the hotel.  The Company recorded these amounts as a long term asset “Contract Acquisition”, and will amortize this amount over the life of the management contract.

Depreciation

Castle’s business does not require a great deal of capital expenditure for equipment or fixed assets.  As a result, depreciation expense was $55,730 and $60,885 for the three months ended June 30, 2012 and 2011, respectively. For the six months ended June 30, 2012 and 2011, depreciation expense was $113,203 and $117,942, respectively.

Interest Expense

Interest Expense for the three months ended June 30, 2012 and 2011 was $94,362 and $86,278, respectively, and $190,002 and $168,468 for the six months ended June 30, 2012 and 2011, respectively.  The increase in expense is due to the interest we now pay on the mortgage note for our Podium located in New Zealand.

Net Income

Net income (loss) for the three months ending June 30, 2012 and 2011 was $216,989 and ($743,015), respectively.

Net income (loss) for the six months ending June 30, 2012 and 2011 was $239,510 and ($501,208), respectively.

Foreign Currency Translation Adjustment

For consolidated entities whose functional currency is not the U.S. dollar, Castle translates their financial statements into U.S. dollars.  Assets and liabilities are translated at the exchange rate currently in effect as of the financial statement date, and results of operations are translated using the weighted average exchange rate for the period.

Translation adjustments from foreign exchange are included as a separate component of stockholders’ equity. Changes in the carrying value of the assets and liabilities of the consolidated entities outside of the United States due to foreign exchange changes are reflected as Foreign Currency Adjustments.  Foreign Currency Translation adjustments totaled ($77,463) and $184,702 for the three months ended June 30, 2012 and 2011, and $80,676 and $200,899 for the six months ended June 30, 2012 and 2011, respectively.

Total Comprehensive Income

Total Comprehensive Income for the three months ended June 30, 2012 was $139,526 as compared to a loss of ($558,313) for the prior year period.  For the six months ended June 30, 2012 and 2011, Total Comprehensive Income was $320,186 and ($300,309), respectively. This is primarily a result of the changes in Revenue and Property and Operating Expenses, Investment Income, and foreign exchange rates noted above.

EBITDA (Earnings before Interest, Depreciation, Taxes and Amortization) reflects the Company’s earnings without the effect of depreciation, interest income or expense, or taxes.  EBITDA is a non-GAAP measure.  Castle’s management believes that in many ways it is a good alternative indicator of the Company’s financial performance. It removes the effects of non-cash depreciation and amortization of assets, as well as the fluctuations of interest costs based on the Company’s borrowing history and increases and decreases in tax expense brought about by changes in the provision for future tax effects rather than current income.  A comparison of EBITDA and Net Income is shown below.  EBITDA totaled $356,738 and ($504,752) for the three months ended June 30, 2012 and 2011, respectively, representing an improvement of $861,490 over prior year.  EBITDA totaled $858,534 and ($112,937) for the six months ended June 30, 2012 and 2011, respectively, representing an improvement of $971,471 over prior year. In addition to the increased revenues that the Company enjoyed with the resurgence of the Hawaii and New Zealand tourism markets, we sold one of Kauai management contracts resulting in a gain of $225,000 during the second quarter of 2012, and also sold our interest in a Waikiki property during the first quarter which resulted in a gain of $170,000.

Comparison of Net Income to EBITDA:

	Three months ended June 30		Six months ended June 30
	2012	2011	2012	2011
Net Income	$ 216,989	$ (743,015)	$ 239,510	$ (501,208)
Add Back:
Income Tax (Benefit) Provision	88,390	(151,743)	222,967	(101,068)
Net interest expense	94,362	86,278	190,002	168,468
Depreciation	55,730	60,885	113,203	117,942
Foreign Exchange (Gain) Loss	(98,733)	242,843	92,852	202,929
EBITDA	$ 356,738	$ (504,752)	$ 858,534	$ (112,937)

Liquidity

Our primary sources of liquidity include available cash and cash equivalents, and borrowing under the credit facility which was secured in October 2008, consisting of a $500,000 term loan and a $150,000 line of credit.   As of June 30, 2012, the Company has a total of $75,000 available to use of the line of credit, and the full $150,000 of the line available as of July 25, 2012.  In addition, our New Zealand subsidiary has an available NZ$300,000 (US$238,830) line of credit which was fully available as of June 30, 2012.  These facilities contain representations and warranties, conditions, covenants and events of default that are customary for this type of credit facility but do not contain financial covenants.  The Company is in compliance with the terms and conditions of these borrowing covenants. We do not believe the limitations contained in the credit facility will, in the foreseeable future, adversely affect our ability to use the credit facility and execute our business plan.

Expected uses of cash in fiscal 2012 include funds required to support our operating activities, including continuing to opportunistically and selectively expand the number of properties under our management.

We experienced net income of $216,989 for the second quarter of 2012 compared to a net loss of ($743,015) for the prior year, an improvement of $960,004.  Net income for the six months ended June 30, 2012 was $239,510 compared to a net loss of ($501,208) for the prior year, an improvement of $740,718.  The Company is happy to report the improvement in earnings as the second quarter of the year is typically a low season for the travel industry in Hawaii.  We have established a trend of Operating Profitability in recent quarters as we reported Operating Profits in all of our four previous quarters.  We anticipate a continuation of a slight increase in current occupancy levels, together with increases in average rate trends and levels for the properties currently under contract for the remainder of 2012 when compared to 2011.  We will continue our efforts to expand the number of properties under management through the remainder of 2012, which will increase the overall revenue stream in 2012. The specific impact of these additions on revenue depends on the timing of when and if new properties are added during the year. More importantly, over the past two fiscal years we implemented a number of cost saving and efficiency programs that began to improve our profitability and cash flows.  We are beginning to see the results of our operational changes as we reported positive EBITDA in seven of the last eight quarters.  We project that we will continue to improve the overall profitability, cash flows, and working capital liquidity through 2012. This view is based on the following assumptions:

•  A slight increase in occupancy levels as the global economy stabilizes rather than deteriorates resulting in increased visitor trends to Hawaii and New Zealand.

•  Increase in average daily rates and REVPAR at the properties we manage as compared to recent years.

•  Focus of our corporate office on increasing our properties room revenue through increased sales, advertising and marketing efforts.

•   Continued monitoring of our costs and expenses which will provide the basis for improved operating trends throughout 2012.

•  Expansion of the number of properties under management, with emphasis on Hawaii and New Zealand.

•  The signing of two additional properties into our portfolio in the third quarter of 2012.

•  A stabilization of the United States / New Zealand exchange rates.

Our plans to manage our liquidity position in fiscal 2012 include:

•  Careful monitoring of our accounts receivable collection rates which will have a positive impact on our liquidity.

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

Based on that evaluation, our chief executive officer (and acting chief financial officer)  concluded that, as of June 30, 2012, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer (and acting chief financial officer), as appropriate, to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None during the quarter ended June 30, 2012.

Item 1A. Risk Factors.

Not required to be enumerated by smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

None during the quarter or six months ended June 30, 2012.

Use of Proceeds of Registered Securities

No proceeds were received from the sale of registered securities during the quarter or the six months ended June 30, 2012.

Purchases of Equity Securities by Us and Affiliated Purchasers

None during the quarter or six months ended June 30, 2012.

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

THE CASTLE GROUP, INC.

Date:	08/14/2012	By:	/s/Rick Wall
Rick Wall
Chief Executive Officer and Chairman of the Board of Directors and Acting CFO