Form 10-Q
period 2012-09-30
CASTLE GROUP INC
filed 2012-11-14
CIK 918543

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

November 13, 2012 - 10,026,392 shares of common stock.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

THE CASTLE GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2012 & DECEMBER 31, 2011 (UNAUDITED)

ASSETS

	SEPT 30	DEC 31
	2012	2011
Current Assets
Cash and cash equivalents	$ 235,441	$ 710,487
Accounts receivable, net of allowance for bad debts	2,596,060	2,580,371
Deferred tax asset	217,500	277,000
Note receivable, current portion	40,000	-
Prepaid and other current assets	470,261	271,444
Total Current Assets	3,559,262	3,839,302
Property plant & equipment, net	7,522,952	7,171,329
Goodwill	54,726	54,726
Deposits and other assets	251,065	28,474
Note receivable	185,000	-
Investment in limited liability company	443,705	464,560
Deferred tax asset	1,439,593	1,636,922

TOTAL ASSETS	$ 13,456,303	$ 13,195,313

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$ 3,050,182	$ 3,095,560
Payable to related parties	99,492	134,378
Deposits payable	665,361	573,237
Current portion of long term debt	386,176	590,828
Current portion of long term debt to related parties	6,250	6,250
Accrued salaries and wages	1,303,209	1,466,924
Accrued taxes	53,870	123,211
Accrued interest	12,368	11,828
Other current liabilities	31,894	15,172
Total Current Liabilities	5,608,802	6,017,388
Non Current Liabilities
Long term debt, net of current portion	4,581,559	4,472,356
Notes payable to related parties, net of current portion	133,983	138,671
Other long term obligations, net	3,486,769	3,251,909
Total Non Current Liabilities	8,202,311	7,862,936
Total Liabilities	13,811,113	13,880,324
Stockholders' Deficit
Preferred stock, $100 par value, 50,000 shares authorized, 11,050	1,105,000	1,105,000
shares issued and outstanding in 2012 and 2011, respectively
Common stock, $.02 par value, 20,000,000 shares authorized, 10,026,392	200,529	200,529
shares issued and outstanding in 2012 and 2011, respectively
Additional paid in capital	4,423,984	4,423,984
Retained deficit	(6,193,105)	(6,327,415)
Accumulated other comprehensive income (loss)	108,782	(87,109)
Total Stockholders' Deficit	(354,810)	(685,011)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 13,456,303	$ 13,195,313

The accompanying notes are an integral part of these condensed consolidated financial statements

THE CASTLE GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 & 2011
(UNAUDITED)

	Three Months Ended Sept 30		Nine Months Ended Sept 30
	2012	2011	2012	2011
Revenues
Revenue attributed from properties	$ 2,888,388	$ 3,851,308	$ 8,824,777	$ 12,216,872
Management & Service	2,682,844	2,596,550	8,114,998	7,198,671
Other Revenue	300	190,671	922	190,972
Total Revenues	5,571,532	6,638,529	16,940,697	19,606,515

Operating Expenses
Attributed property expenses	2,600,889	3,385,645	7,851,523	11,394,579
Payroll and office expenses	2,681,600	2,549,447	8,204,959	7,375,794
Administrative and general	92,830	105,933	355,613	342,061
Depreciation	56,242	65,087	169,445	183,029
Total Operating Expense	5,431,561	6,106,112	16,581,540	19,295,463
Operating Income	139,971	532,417	359,157	311,052
Foreign Currency Transaction Gain (Loss)	(142,008)	173,099	(234,860)	(29,830)
Investment income	28,000	21,000	159,145	11,486
Gain on sale of investment and contract	-	-	395,000	-
Interest Expense	(97,302)	(104,833)	(287,304)	(273,301)
Income (Loss) before taxes	(71,339)	621,683	391,138	19,407
Income tax provision	(33,862)	(108,566)	(256,829)	(7,498)
Net Income (Loss)	$ (105,201)	$ 513,117	$ 134,309	$ 11,909

Other Comprehensive Income
Foreign currency translation adjustment	115,215	(128,354)	195,892	72,545
Total Comprehensive Income (Loss)	$ 10,014	$ 384,763	$ 330,201	$ 84,454

Earnings (Loss) Per Share
Basic	$ (0.01)	$ 0.05	$ 0.01	$ 0.00
Diluted	$ (0.01)	$ 0.05	$ 0.01	$ 0.00
Weighted Average Shares
Basic	10,026,392	10,026,392	10,026,392	10,026,392
Diluted	10,026,392	10,026,392	10,026,392	10,026,392

The accompanying notes are an integral part of these condensed consolidated financial statements

THE CASTLE GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2012 & 2011
(UNAUDITED)

	Nine Months Ended Sept 30
	2012	2011
Cash Flows from Operating Activities
Net income	$ 134,309	$ 11,909
Adjustments to reconcile from net income to net cash from
operating activities:
Depreciation	169,445	183,029
Amortization of discount	-	57,588
Foreign exchange loss on guarantor obligation	234,860	29,830
Interest on guarantor obligation	-	131,783
Investment income	(159,143)	-
Equity based compensation income	-	(180,000)
Deferred taxes	256,829	7,498
(Increase) decrease in
Accounts receivable	50,305	422,114
Other current assets	(188,543)	(112,562)
Restricted cash	-	351,693
Customer advance deposits	86,629	(142,897)
Notes Receivable	(225,000)	-
Deposits and other assets	(215,740)	-
Increase (decrease) in
Accounts payable and accrued expenses	(359,745)	(453,173)
Net Change From Operating Activities	(215,794)	306,812

Cash Flows from Investing Activities
Purchase of assets	(8,229)	(12,608)
Sale of ownership in hotel	180,000	-
Net Change from Investing Activities	171,771	(12,608)

Cash Flows from Financing Activities
Proceeds from notes	150,000	150,000
Payments on notes to related parties	(4,686)	(4,687)
Payments on notes	(577,735)	(853,059)
Net Change from Financing Activities	(432,421)	(707,746)

Effect of foreign currency exchange rate on changes in cash and cash equivalents	1,398	10,342

Net Change in Cash and Cash Equivalents	(475,046)	(403,200)
Beginning Balance	710,487	539,701
Ending Balance	$ 235,441	$ 136,501

Supplementary Information
Cash Paid for Interest	$ (277,962)	$ (42,723)
Cash Paid for Income Taxes	$ -	$ -
Non-cash Investment in Property	$ -	$ (180,000)

The accompanying notes are an integral part of these condensed consolidated financial statements

Notes to Condensed Consolidated Financial Statements:  September 30, 2012

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

Note 1 Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  In the opinion of management, the accompanying interim financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation.  The results of operations for the interim periods ended September 30, 2012, are not necessarily indicative of the results for a full-year period.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in Castle’s annual audited financial statements for the year ended December 31, 2011.

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

Note 3 Foreign Currency Transaction Gain / Loss

As part of the Company’s purchase of real estate in New Zealand, the Company has guaranteed an amount of up to NZ$4,201,433 (originally amounting to US$3,018,000) to the seller of the real estate and the Company recorded this guaranty as “Other Long Term Obligations” on its balance sheet.  The loan issued upon the purchase of the New Zealand real estate is payable in New Zealand dollars.  Due to the strengthening of the New Zealand dollar against the US dollar, the obligation has been increased to US$3,486,769 as of September 30, 2012.  For the three months ended September 30, 2012 and 2011, the Company recorded exchange gains (losses) of ($142,008) and $173,099, respectively; for the nine months ended September 30, 2012 and 2011, the Company recorded exchange losses of ($234,860) and ($29,830), respectively.

Note 4 Income Taxes

Income tax expense reflects the expense or benefit only on the Company’s domestic taxable income. Income tax expense and benefit from the Company’s foreign operations are not recognized as they have been fully reserved.

Note 5 Equity-Based Compensation

None issued during the nine month periods ended September 30, 2012 or 2011.

Note 6 Change in Accounting Policy

During the fourth quarter of 2011, the Company changed the accounting policy for recognizing personnel costs for on-site Company employees that are contractually paid by funds belonging to resort and hotel ownership. Previously, the Company recognized such costs on a net basis under the agent provisions of FASB ASC 605-45-45 Principal Agent Considerations resulting from the owners’ position as the primary obligor and the lack of credit risk incurred by the Company.  In an effort to promote greater comparability and consistency with industry practices and other companies within our industry, the Company now reports such costs on a gross basis and recognizes revenue in an amount equal to the expenses incurred.  As a result of this change in accounting policy, there is no change to the previously reported net income, stockholders’ equity, or cash flows for the three and nine months ended September 30, 2011.  The condensed consolidated statement of operations for the three and nine months ended September 30, 2011 have been adjusted for comparability purposes as follows:

	Prior to Change	As Adjusted	Prior to Change	As Adjusted
	Qtr End 9/30/11	Qtr End 9/30/11	YTD 9/30/11	YTD 9/30/11
Management and service revenue	$ 414,721	$ 2,596,550	$ 1,164,230	$ 7,198,671
Payroll and office expenses	$ 367,618	$ 2,549,447	$ 1,341,353	$ 7,375,794

Note 7 Subsequent Events

In connection with preparing the unaudited financial statements for the nine months ended September 30, 2012, the Company has evaluated subsequent events for potential recognition and disclosure and determined that there were no subsequent events which required recognition or disclosure in the financial statements.

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

• Guests desire hotel and condominium accommodations that impart a sense of place that provides a unique and hospitable guest experience.

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

Revenues

Total Revenues decreased by 16%, from $6,638,529 to $5,571,532 for the three months ended September 30, 2012. For the nine months ended September 30, 2012, total revenues decreased by 14%, from $19,606,515 to $16,940,697. The decrease is attributed to a change in our New Zealand contract from a Gross contract to a Net contract. During the prior year, we recorded $574,017 and $3,850,174 for the three and nine months ended September 30, 2011, respectively, of room revenues from our New Zealand contract which operated under a Gross contract; this contract subsequently changed in August 2011 to a Net contract whereby we no longer record the room revenues since they belong to the unit owners instead of the Company.  Excluding the New Zealand room revenues from our prior year revenues, Total Revenues show a decrease of 8% from prior year for the three months ended September 30, 2012, and an increase of 8% for the nine months ended September 30, 2012.  The decrease during the quarter is attributed to the World Rugby Cup held in New Zealand during the fall of 2011, in addition to $180,000 in equity based compensation received during the three months ended September 30, 2011.  The increase for the nine months ended September 30, 2012 is attributed to the overall improvement in the travel industries of New Zealand and Hawaii.  Both domestic and international operations in 2011 were affected by the decreasing room rates in the markets in which our properties are located.  In response to the worldwide weakening of the economy that began in 2008, the hospitality business experienced severe discounting as travel companies compete to re-capture market share that was substantially reduced during the worldwide financial crisis.  The trend of severe discounting has diminished, and the Company has experienced an increase in REVPAR (Revenue per Available Room) of 2% and 8%, respectively, when comparing the three and nine months ended September 30, 2012 against the prior year.

Revenues Attributed from Properties decreased from $3,851,308 to $2,888,388, a decrease of 25%, and from $12,216,872 to $8,824,777, a decrease of 28%, respectively for the three and nine months ended September 30, 2012 compared to 2011. Again, this decrease is due to the change of our agreement in New Zealand from a Gross to a Net Contract.  Excluding the effects of the contract change, Revenues Attributed from Properties show a decrease of 12% and an increase of 5%, respectively when comparing the three and nine months ended September 30, 2012 and September 30, 2011.  The decrease for the quarter is attributed to the increase in 2011 revenues we enjoyed from the World Rugby Cup held in New Zealand during the third and fourth quarters of 2011.  The increase for the nine month period is due to an overall increase in demand in both our domestic and international operations.

Management and Service Revenues showed increases, from $2,596,550 in 2011 to $2,682,844, or 3% for the three months ended September 30, 2012, and an increase from $7,198,671 to $8,114,998, or 13% for the nine months ended September 30, 2012 against prior year.   The increase is attributed to the increased REVPAR of 2% and 8% for the three and nine months ended September 30, 2012 compared to 2011, respectively.  In addition, with the increased occupancies that our properties have enjoyed, payroll reimbursements for the three and nine months ended September 30, 2012 against prior year increased by $137,018 and $966,273, respectively.  During the second quarter of 2011, the Company also refunded $200,000 of Management and Service Revenues to one of its hotel clients.

Other Income decreased from $190,671 to $300 and from $190,972 to $922 for the three and nine months ended September 30, 2012 as compared to the prior year.  Included in the three and nine months ended September 2011 is $180,000 of equity based compensation that we received in exchange for services rendered in connection with the purchase of a Waikiki hotel.

The Company recorded investment income of $28,000 and $21,000, for quarters ended September 30, 2012 and 2011,  and

$159,145 and $11,486 for the nine months ended September 30, 2012 and 2011, respectively, which represents the Company’s

7% share of the income from the limited liability company that owns one of the hotels managed by the Company.

During the second quarter of 2012, the Company sold a management contract for a 16 unit rental program located on Kauai to an unrelated vacation rental company.  The Company sold the contract for $225,000, and we will also receive commissions for performing sales and marketing services for the rental program.  The Company will be paid 30% of the monthly rental profits of the rental program, including any additional profits should the 16 unit rental program grow. Management is reasonably assured that the rental program will grow and that the Company will be able to collect the sale amount within the next five to seven years.  The Company recorded the gain on the sale of this contract for $225,000 and recorded a note receivable for the amounts due from the buyer, with $40,000 recorded as a current asset.  The note bears interest at 2% per annum until fully paid.

During the first quarter of 2012, the Company also sold its 2% ownership share in another property located in Hawaii and recorded a gain on the sale of $170,000.

Guaranty

As part of the Company’s purchase of real estate in New Zealand, the Company has guaranteed an amount of up to $3,018,000 to the seller of the real estate and the Company recorded this guaranty as “Other Long Term Obligations” on its balance sheet. The loan issued upon the purchase of the New Zealand real estate is payable in New Zealand dollars.  Due to the strengthening of the New Zealand dollar against the US dollar, the obligation has been increased to $3,486,769.  For the three months ended September 30, 2012 and 2011, the Company recorded exchange gains (losses) of ($142,008) and $173,099, respectively and ($234,860) and ($29,830) for the nine months ended September 30, 2012 and 2011, respectively.

Expenses

Attributed Property Expenses are those expenses related to the management of the resort and condominium properties which are operated on a Gross Revenue contract basis.  Property expenses decreased from $3,385,645 to $2,600,889, or 30% for the three months ended September 30, 2012 compared to 2011 and from $11,394,579 to $7,851,523, or 45% for the nine months ended September 30, 2012 compared to 2011.  Similar to Revenues, this decrease is a result of the change in our New Zealand contract from a Gross to a Net contract and we no longer record the room operating expenses as expenses of the Company.  For the three and six months ended September 30, 2012, expenses that would have been reflected had the Company been operating under a Gross contract were $915,289 and $2,897,091, respectively, and including those expenses for 2012, Attributed property expenses would show an increase of 4% and a decrease of 6%, respectively.

Compared to the prior year, payroll and office expenses increased by 5% to from $2,549,447 to $2,681,600 for the quarter ended September 30, 2012 and by 11% from $7,375,794 to $8,204,959 for the nine months ended September 30, 2012. The increase in cost is a result of the Company hiring more employees in order to market the properties under management, as well as the 2% and 8% increase in REVPAR for the three and nine months ended September 30, 2012.

Compared to the prior year, administrative and general expenses decreased by 12% from $105,933 to $92,830 for the three months ended September 30, 2012, and increased by 4% from $342,061 to $355,613 for the nine months ended September 30, 2012 as compared to 2011.  These decreases and increases are due to the timing of additional travel expenses incurred by our corporate operations department in performing operational reviews of our properties, including those in Saipan and New Zealand.

Investments

On July 23, 2010 the Company acquired a 7% common series interest in the ownership of a hotel located in Hawaii. The Company received the interest in exchange for the Company’s assistance to the buyers of the hotel in negotiating the purchase, performing due diligence work and other consulting services.  The hotel was purchased for $17,300,000, of which $13,000,000 was financed through a first mortgage on the hotel.  The Company recognized $188,173 in revenue resulting from cash received in consulting fees and then used those funds to acquire the 7% common series interest.  During the three months ended September 30, 2012 and 2011, the Company recorded investment income of $28,000 and $21,000, respectively, and

$159,145 and $11,486 for the nine months ended September 30, 2012 and 2011, respectively, representing the Company’s 7%

allocation of net income from its investment.

Effective August 1, 2011, our contract in New Zealand changed from a gross contract to a net contract.  Effective February 1, 2012, the Company signed a long term management agreement for our New Zealand property.  In exchange for the Company attaining a ten year renewable contract for our New Zealand property, the Company refunded NZ$43,361 of fees that it earned for the period August 1, 2011 to January 31, 2012 and contributed NZ$232,547 to the FF&E fund that was used to refurbish the units of the hotel ownership.  These were given by the Company in exchange for and as a condition of a new ten year management contract for the hotel.  The Company recorded these amounts as a long term asset “Contract Acquisition”, and will amortize this amount over the life of the management contract.

Depreciation

Castle’s business does not require a great deal of capital expenditure for equipment or fixed assets.  As a result, depreciation expense was $56,242 and $65,087 for the three months ended September 30, 2012 and 2011, respectively. For the nine months ended September 30, 2012 and 2011, depreciation expense was $169,445 and $183,029, respectively.

Interest Expense

Interest Expense for the three months ended September 30, 2012 and 2011 was $97,302 and $104,833, respectively, and $287,304 and $273,301 for the nine months ended September 30, 2012 and 2011, respectively.  The increase in expense for the nine month period is due to the interest we now pay on the mortgage note for our Podium located in New Zealand.

Net Income

Net income (loss) for the three months ending September 30, 2012 and 2011 was ($105,201) and $513,117, respectively.

Net income (loss) for the nine months ending September 30, 2012 and 2011 was $134,309 and $11,909, respectively.

Foreign Currency Translation Adjustment

For consolidated entities whose functional currency is not the U.S. dollar, Castle translates their financial statements into U.S. dollars.  Assets and liabilities are translated at the exchange rate currently in effect as of the financial statement date, and results of operations are translated using the weighted average exchange rate for the period.

Translation adjustments from foreign exchange are included as a separate component of stockholders’ equity. Changes in the carrying value of the assets and liabilities of the consolidated entities outside of the United States due to foreign exchange changes are reflected as Foreign Currency Adjustments.  Foreign Currency Translation adjustments totaled $115,215 and $(128,354) for the three months ended September 30, 2012 and 2011, and $195,892 and $72,545 for the nine months ended September 30, 2012 and 2011, respectively.

Total Comprehensive Income

Total Comprehensive Income for the three months ended September 30, 2012 was $10,014 as compared to $384,763 for the prior year period.  For the nine months ended September 30, 2012 and 2011, Total Comprehensive Income was $330,201 and $84,454, respectively. This is primarily a result of the changes in Revenue and Property and Operating Expenses, Investment Income, and foreign exchange rates noted above.

EBITDA (Earnings before Interest, Depreciation, Taxes and Amortization) reflects the Company’s earnings without the effect of depreciation, interest income or expense, or taxes.  EBITDA is a non-GAAP measure.  Castle’s management believes that in many ways it is a good alternative indicator of the Company’s financial performance. It removes the effects of non-cash depreciation and amortization of assets, as well as the fluctuations of interest costs based on the Company’s borrowing history and increases and decreases in tax expense brought about by changes in the provision for future tax effects rather than current income.  A comparison of EBITDA and Net Income is shown below.  EBITDA totaled $224,213 and $618,504 for the three months ended September 30, 2012 and 2011, respectively, representing a decrease of $394,291 from prior year.  This decrease is due to the Company recording a gain of $180,000 in 2011 for consulting fees it earned from a buyer of a Waikiki hotel;

additionally, during the third and fourth quarters of 2011, our New Zealand property experienced peak demand and room rates attributed to the World Rugby Cup held in New Zealand.  EBITDA for the nine months ended September 30, 2012 and 2011 totaled $1,082,747 and $505,567 respectively, representing an improvement of $577,180. In addition to the increased revenues that the Company enjoyed with the resurgence of the Hawaii and New Zealand tourism markets, we sold one of our Kauai management contracts resulting in a gain of $225,000 during the second quarter of 2012, and also sold our interest in a Waikiki property during the first quarter which resulted in a gain of $170,000.  Excluding the one time effects of sales of interests in hotels and contracts, and the consulting fees, EBITDA for the nine months ended September 30, 2012 would be $687,747 compared to $325,567 for the prior year, an improvement of $362,180 or 111%.

Comparison of Net Income to EBITDA:

	Three months ended September 30		Nine months ended September 30
	2012	2011	2012	2011
Net Income (Loss)	$ (105,201)	$ 513,117	$ 134,309	$ 11,909
Add Back:
Income Tax Provision	33,862	108,566	256,829	7,498
Net interest expense	97,302	104,833	287,304	273,301
Depreciation	56,242	65,087	169,445	183,029
Foreign Exchange (Gain) Loss	142,008	(173,099)	234,860	29,830
EBITDA	$ 224,213	$ 618,504	$ 1,082,747	$ 505,567

Liquidity

Our primary sources of liquidity include available cash and cash equivalents, and borrowing under the credit facility which was secured in October 2008, consisting of a $500,000 term loan and a $150,000 line of credit.  The current balance on the loan is $108,349.  As of September 30, 2012, the Company has a total of $75,000 available to use of the line of credit.  In addition, our New Zealand subsidiary has an available NZ$300,000 (US$248,970) line of credit which was fully available as of September 30, 2012.  These facilities contain representations and warranties, conditions, covenants and events of default that are customary for this type of credit facility but do not contain financial covenants.  The Company is in compliance with the terms and conditions of these borrowing covenants. We do not believe the limitations contained in the credit facility will, in the foreseeable future, adversely affect our ability to use the credit facility and execute our business plan.

Expected uses of cash in fiscal 2012 include funds required to support our operating activities, including continuing to opportunistically and selectively expand the number of properties under our management.

We experienced a net loss of $105,201 for the third quarter of 2012 compared to net income of $513,117 for the prior year, attributed to an exchange loss of $142,008 in 2012 compared to an exchange gain of $173,099 in 2011.  Additionally, during the third quarter ended September 30, 2011, we received $180,000 in consulting fees from the buyer of a Waikiki hotel.  Net income for the nine months ended September 30, 2012 was $134,309 compared to $11,909 for the prior year, an improvement of $122,400. The Company is happy to report the improvement in earnings as the third quarter of the year is typically a low season for the travel industry in Hawaii.  We have established a trend of Operating Profitability in recent quarters as we reported Operating Profits in all of our four previous quarters.  We anticipate a continuation of a slight increase in current occupancy levels, together with increases in average rate trends and levels for the properties currently under contract for the remainder of 2012 when compared to 2011.  We will continue our efforts to expand the number of properties under management through the remainder of 2012, which will increase the overall revenue stream in 2012. The specific impact of these additions on revenue depends on the timing of when and if new properties are added during the year. More importantly, over the past two fiscal years we implemented a number of cost saving and efficiency programs that began to improve our profitability and cash flows.  We are beginning to see the results of our operational changes as we reported positive EBITDA in seven of the last eight quarters. We project that we will continue to improve the overall profitability, cash flows, and working capital liquidity through 2012. This view is based on the following assumptions:

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

• A stabilization of the United States / New Zealand exchange rates.

• The continued increase in Eastbound travel to Hawaii from the emerging Chinese and Korean markets, and the waiver of VISA requirements for visitors from Taiwan.

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

Based on that evaluation, our chief executive officer (and acting chief financial officer)  concluded that, as of September 30, 2012, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer (and acting chief financial officer), as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

Our management, with the participation of the chief executive officer (and acting chief financial officer), has concluded there were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None during the quarter ended September 30, 2012.

Item 1A. Risk Factors.

Not required to be enumerated by smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

None during the quarter or nine months ended September 30, 2012.

Use of Proceeds of Registered Securities

No proceeds were received from the sale of registered securities during the quarter or the nine months ended September 30, 2012.

Purchases of Equity Securities by Us and Affiliated Purchasers

None during the quarter or nine months ended September 30, 2012.

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

THE CASTLE GROUP, INC.

Date:	11/14/2012	By:	/s/Rick Wall
Rick Wall
Chief Executive Officer and Chairman of the Board of Directors and Acting CFO