Form 10-K
period 2012-12-31
CASTLE GROUP INC
filed 2013-04-01
CIK 918543

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

[   ] Yes   [X] No

Aggregate Market Value of Non-Voting Common Stock Held by Non-Affiliates

As of June 30, 2012, there were approximately 4,889,989 shares of common voting stock of the Issuer held by non-affiliates. As of June 30, 2012, the closing price of the common stock on the OTC Bulletin board was $.12 per share or an aggregate value of $586,799.

Issuers Involved in Bankruptcy Proceedings During the Past Five Years

Not applicable.

Check whether the Issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Not applicable.

Applicable Only to Corporate Issuers

Number of shares outstanding of the Issuer’s common stock as of March 22, 2013:   10,026,392

Documents Incorporated by Reference

See Part IV, Item 15.  The Exhibit Index appears on page 37.

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

Consolidated Financial Statements

14

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

30

Item 9A(T).

Controls and Procedures.

30

Item 9B.

Other Information.

31

PART III

Item 10.

Directors, Executive Officers and Corporate Governance.

31

Item 11.

Executive Compensation.

33

Item 12 .

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

34

Item 13.

Certain Relationships and Related Transactions, and Director Independence

35

Item 14.

Principal Accounting Fees and Services.

36

PART IV.

Item 15.

Exhibits and Consolidated Financial Statement Schedules.

37

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

Description of the Business

The Castle Group, Inc. (“the Company,” “Castle,” “we,” “our” or “us”) through its subsidiaries manages luxury and mid-range resort condominiums and hotels on all of the major islands within the state of Hawaii, and resorts located in Saipan, and New Zealand. The Company was incorporated in Utah on August 21, 1981 and on June 4, 1993 the name of the Company was changed to The Castle Group, Inc.

Principal Products or Services and Their Markets

General

We are a full service hospitality and hotel management company that prides itself on its ability to be both “Flexible and Focused,” our operations motto.  Flexible, to meet the specific needs of property condo owners at the properties that it manages; and Focused, in its efforts to achieve enhanced rental income and profitability for those owners.  We earn our revenues by providing several types of services to property owners including, hotel and resort management and operations; reservations staffing and operations; sales and marketing; and accounting.  Our revenues are derived primarily from two sources: (1) the rental of hotel rooms and condominium accommodations along with food and beverage sales at the properties we manage and; (2) fees paid for services we provide to property owners.  We also derive revenues from commissions at certain of our properties, rental of real estate owned in New Zealand, and investment income through our ownership of a minority interest in a domestic hotel property.

Corporate Culture

Our corporate culture has been internally branded as “F & F,” which means Flexibility and Focus.  The organization and infrastructure is solid; and designed for maximum flexibility to react to any and all marketplace dynamics; while at the same time, allowing us to remain focused on our objectives and overall strategy without losing focus or perspective.

Marketing Strategy

Most of our marketing efforts are focused towards acquiring and retaining guests for the properties we manage.  We have made investments in two of the properties that we manage, as we own the lobby and food and beverage areas in our New Zealand property, and have a minority interest in a property in Hawaii.  Sales, advertising and marketing is handled by our sales staff and is done through various distribution channels including direct internet sales, wholesalers, online and traditional travel agencies, corporate and frequent traveler accounts, and group tour operators.   We also manage and operate an interactive web site (www.Castleresorts.com) for customers to view information about the properties we manage and make reservations to stay at the properties.  The website offers user friendly navigation, interactive features and rich content, while offering attractive rates and a travel booking engine that can handle rate conversions for over

100 foreign currencies.  The proprietary online booking and reservations engine supports a dynamic pricing model which maximizes revenues for all of our properties under management.

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

In Hawaii, we are the only lodging chain that represents properties on the five major Hawaiian Islands of Oahu, Maui, Kauai, Molokai and Hawaii, allowing our customers the option to island-hop which provides us with cross-selling advantages. Our Honolulu headquarters serve as the epicenter for our international operations in Saipan and New Zealand.  Our diverse destinations offer customers the opportunity to discover new experiences and varying cultures in the areas we represent.

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

Brand Strategy

Each property we manage is individually branded in order to extract maximum value from its strengths.  The Castle brand stays in the background and our focus is on marketing the uniqueness of each property while satisfying the needs and expectations of our owners.  Each property we manage maintains its own brand identity and personality, while utilizing the Castle advantage of our powerful sales and marketing resources, channel distribution, resort management expertise, industry partnerships and networks.

Our brand strategy is one of the areas that clearly differentiate us from the high profile branded hospitality companies.  When a hotel owner or developer is considering contracting a large worldwide hospitality company for possible hotel management, there are several considerations that must be assessed.  With major worldwide brands usually come the high costs that the owner must bear to sustain the expensive plant, marketing and operational costs that the brand demands in order to fall into the brands cookie cutter image. There are also some tangible differences from the guest’s or customer’s perspective as well.  At Castle, we believe that one size and one guest experience model does not fit all and we also believe that marketing efforts should be focused on the individual property with its unique culture instead of concentrating dollars on the advancement of the brand name instead of the individual property.

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

Marketing Programs and Promotions

We have implemented numerous marketing programs and promotions directed towards both the consumer and trade markets to generate incremental revenue and customer loyalty for each of our properties.  We have developed a wide range of programs designed specifically to reflect the unique attributes of each of our resort properties, which also includes providing various incentives.  We manage a number of marketing programs and promotions, some of which are seasonal to drive incremental room night revenues during valley periods, and some of which are ongoing throughout the year.  During the past year we have emphasized programs relating to value travel and accommodations as well as increased consumer direct booking at the luxury properties we manage.

Growth Strategy

The majority of the properties we presently manage are located within the state of Hawaii, with one property each in New Zealand and Saipan.

During the course of 2008 and 2009, as a result of the declines in world economic conditions and the associated decrease in consumer expendable wealth, we have temporarily halted our expansion plans and efforts aimed at the Far East Asian region.  While we believe that there are significant opportunities in this region, we have chosen to focus on obtaining additional contracts within our current markets due to the opportunities afforded by the economic downturn including sales of properties, foreclosures, underperformance of certain properties, and dissatisfaction with the current management of our competitors.  Management will explore expansion again into the Asian region when we determine that the economic conditions would make it once again economically feasible to enter these regions.

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

Item 2.  Property.

We lease office space for our principal executive offices.  This lease expires on October 31, 2014 at a rental cost that averages $8,558 per month, plus the cost of common area maintenance.

We also lease additional office space for our finance and accounting operations.  This lease expires on February 28, 2014 at a rental cost that averages $5,606 per month, plus the cost of common area maintenance.

In July 2001, we entered into lease agreements (in lieu of a traditional management agreements) with each of the owners of approximately 250 investment units of the Spencer on Byron condominium project for the purpose of having those units be part of the rental program at the Spencer on Byron Hotel.  The leases were for a period of ten years expiring on July 18, 2011.  Monthly lease rents were calculated as a percentage of the purchase price paid by the original owner of each condominium.  This lease was extended to July 31, 2011 and upon expiration, we entered into a new management contract with the unit owners under a Net Contract arrangement through January 31, 2012.

In February 2012, the Company entered into a long term contract (10 years) with approximately 200 unit owners of our New Zealand property.  Under the terms of the new contract, there is no guaranteed return to the unit owners of the property.

We continue our ownership (through Mocles) of certain common areas of the property which includes the lobby, restaurant and bar; therefore, we will continue to own and operate the food and beverage operation.  The lobby area owned by us is also rented out to the rental program.  Over the previous ten years, we had operated the room operations at a loss as the property was brand new and had not established itself in the marketplace.  The property is now well known in the area, especially after the hosting of various teams that participated in the World Rugby Cup, and has a mature base of customers.  Additionally, our food and beverage operations have won various culinary awards in the area and we believe that this combination of a net contract for the room operations and the profitable food & beverage operations will ensure future profitability for our New Zealand operation.

On December 24, 2004, Castle, through its wholly owned subsidiary NZ Castle Resorts and Hotels Limited, entered into an agreement to purchase all of the shares of Mocles Holdings Limited (“Mocles”), a New Zealand Corporation.  The purchase price for Mocles was $8,024,095 (NZ$10,367,048), net of imputed interest $1,263,905 (NZ$1,632,952).  The face value of the purchase price was $9,288,000 (NZ$12,000,000).   Mocles owns the lobby, bar and restaurant areas in the Spencer on Byron Hotel.

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

No matter was submitted to a vote of the security holders of record during 2012.

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

	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Fiscal 2012 price range per common share	$0 .16-$0.25	$0 .15-$0.15	$0 .12-$0.12	$0 .15-$0.20
Fiscal 2011 price range per common share	$0 .12-$0.20	$0 .14-$0.25	$0 .15-$0.20	$0 .20-$0.30

Holders of Record

There were approximately 280 owners of record of Castle’s common stock as of March 15, 2013.

Dividends

We have not paid any dividends with respect to our common stock, and do not intend to pay dividends on our common stock in the foreseeable future.  As more fully described in Note 7 to Castle’s consolidated financial statements included herein, in 1999 and 2000, we issued a total of 11,050 shares of $100 par value redeemable preferred stock.  Dividends are cumulative from the date of original issue and are payable semi-annually, when, and if declared by the board of directors beginning July 15, 1999, at a rate of $7.50 per annum, per share. During the fiscal year ended July 31, 2000, we paid dividends to holders of record as of July 15, 2000, in the amount of $16,715.  At December 31, 2012, undeclared and unpaid dividends on these shares totaled $1,119,035 or $101.27 per preferred share. These dividends are not accrued as a liability, since no dividends have been declared.  We cannot pay dividends on our common stock until we declare and pay the dividends on our preferred stock.  It is the intention of management to utilize and reinvest all discretionary available funds into the development and expansion of our business, rather than for common stock dividend payments.

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

During 2011 and 2012, there were no new issuances of registered or unregistered securities.

Use of Proceeds of Registered Securities.

There were no proceeds received by us from the sale of registered securities during the 12 months ending December 31, 2012.

Purchases of Equity Securities by Us and Affiliated Purchasers.

On July 23, 2010 the Company acquired a 7% common series interest in the ownership of a hotel located in Hawaii.   The Company recognized $188,173 in revenue resulting from cash received in finder’s fees and consulting fees and then used those funds to acquire the 7% common series interest.

On September 22, 2011, the Company acquired a minority ownership interest in a hotel for consulting work done during the acquisition of the hotel units by another third party.  The Company recorded $180,000 of consulting fee income as the value of the 2% ownership interest.  The interest was subsequently sold in 2012.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2012 and 2011

For added clarity in the discussion below the Company’s Quarterly Statement of Operations for 2012 and 2011 are presented as reported in the Company’s Form 10-Q Quarterly Reports with the Securities and Exchange Commission:

THE CASTLE GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
By Quarter 2012 and 2011
($ in millions)
	Q1/2012	Q2/2012	Q3/2012	Q4/2012	2012	Q1/2011	Q2/2011	Q3/2011	Q4/2011	2011
Revenues
Attributed property revenue	$3.101	$2.835	$2.888	$3.072	$11.896	$4.344	$4.022	$3.851	$3.193	$15.410
Management & Service	2.450	2.982	2.683	2.750	10.865	2.723	2.368	2.586	2.611	10.287
Other Income	0.000	0.000	0.000	0.014	0.014	-	-	0.191	0.000	0.191
Total Revenues	5.551	5.817	5.571	5.835	22.774	7.067	6.390	6.628	5.804	25.889

Operating Expenses
Attributed property expense	2.647	2.604	2.601	2.680	10.532	3.882	4.127	3.386	2.681	14.076
Payroll and office expense	2.498	3.025	2.682	2.463	10.668	2.655	2.661	2.538	2.525	10.378
Administrative and general	0.171	0.092	0.093	0.090	0.446	0.161	0.075	0.106	0.090	0.432
Depreciation	0.057	0.056	0.056	0.054	0.223	0.057	0.061	0.065	0.061	0.244
Total Operating Expense	5.373	5.777	5.432	5.286	21.868	6.755	6.924	6.095	5.357	25.130
Operating Profit (Loss)	0.178	0.041	0.139	0.549	0.906	0.312	-0.534	0.533	0.447	0.758
Foreign Exchange Gain (Loss)	-0.192	0.099	-0.142	0.043	-0.192	0.039	-0.242	0.173	0.009	-0.021
Investment Income (Loss)	0.096	0.035	0.028	0.016	0.175	0.023	-0.032	0.020	0.003	0.014
Gain on sale of Investment	0.170	0.225	0.000	0.000	0.395	0.000	0.000	0.000	0.000	0.000
Interest Expense	-0.096	-0.094	-0.097	-0.088	-0.375	-0.082	-0.086	-0.105	-0.087	-0.360
Income (Loss) before taxes	0.157	0.305	-0.071	0.521	0.910	0.292	-0.894	0.621	0.373	0.392
Income tax benefit (Expense)	-0.135	-0.088	-0.034	-0.156	-0.413	-0.051	0.152	-0.108	-0.125	-0.132
Net Profit (Loss)	$0.023	$0.217	-$0.105	$0.365	$0.497	$0.241	-$0.742	$0.513	$0.249	$0.261

Revenue

For 2012, our revenue trend is reflective of a recovery in the tourism industry of Hawaii.  The Hawaii State Department of Business, Economic Development, and Tourism (DBEDT) announced that overall there was an 8.9% increase in visitor days, a 9.2% increase in visitor arrivals, and a 5.6% increase in visitor spending in Hawaii for 2012 as compared to 2011. 1   Total airline seat capacity to Hawaii also reflected this trend with an increase of 8.7% in 2012 as compared to 2011. 1

1 Hawaii State Department of Business, Economic Development and Tourism (http://hawaii.gov/dbedt/info/vistors-stats/tourism/2012/Dec12.pdf).

The Company has two basic types of agreements.  Under a “Gross Contract” the Company records revenue which is based on a percentage of the gross rental proceeds received from the rental of hotel or condominium units.   Under a “Gross Contract” the Company pays a portion of the gross rental proceeds to the owner of the rental unit.  The Company only records the difference between the gross rental proceeds and the amount paid to the owner of the rental unit as “Revenue Attributed from Properties.”  Under the Gross Contract, the

Company is responsible for all of the operating expenses for the hotel or condominium unit.  Under a “Net Contract”, the Company receives a management fee that is based on a percentage of the gross rental proceeds received from the rental of hotel or condominium units. Under the Net Contract, the owner of the hotel or condominium unit is responsible for all of the operating expenses of the rental program covering the owner’s unit and the Company also typically receives an incentive management fee, which is based on the net operating profit of the covered property. Additionally, under a net contract, in most cases we employ on-site personnel to provide services such as housekeeping, maintenance and administration to property owners under our management agreements and for such services, we recognize revenue in an amount equal to the expenses incurred.  Revenues received under the net contract are recorded as Management and Service Income.  Under both types of agreements, revenues are recognized after services have been rendered.  A liability is recognized for any deposits received for which services have not yet been rendered.

Castle’s Revenues totaled $22,774,487 for the year ended December 31, 2012, representing a 12% decrease from $25,888,733 in 2011. This decrease is attributed to the change in our New Zealand management contract.  Effective August 1, 2011, our contract for our New Zealand property changed from a gross to a net contract and therefore room revenues after that date belonged to the owners and were no longer reported as our revenue.  Room revenues for our New Zealand property between January 1 and August 1, 2011, were $3,850,174.  If these revenues were excluded from our 2011 results, total revenues on a same store basis for 2011 would have been $22,038,559 and 2012 revenues would represent an increase of 3% over 2011.

Our quarterly revenues decreased 18%, 3% and 16% during the first, second and third quarters of 2012 compared to 2011, again as a result of our reporting the New Zealand room revenues in our financial statements through August 1, 2011.  Total revenue for the fourth quarter of 2012 totaled $5,833,790 as compared to $5,804,367 in the fourth quarter of 2011, representing a slight increase of 1%.

Revenues attributed from Properties decreased 23% to $11,895,796 for the year ended December 31, 2012, as compared to $15,409,947 in 2011, again as a result of the change in our New Zealand contract.  Excluding the room revenues from our New Zealand property from our 2011 results would bring 2011 revenues down to $11,559,773 on a same store basis and 2012 results would represent an increase of 3% over prior year.

Management and Service Revenues increased 6% to $10,865,044 in 2012 from $10,287,337 in 2011.  This increase was attained as a result of the increase in occupancy for both our domestic and foreign operations and was attained despite the sale of one of our Hawaii based contracts in June of 2012.  The increase is attributed to the improvement in the overall world tourism economy.

Other income was $13,647 in 2012 compared to $191,449 in 2011.  In 2011 we received an ownership interest in a hotel which was valued at $180,000.

The Company reported investment income of $175,145 in 2012 compared to $14,160 in 2011, which represents the Company’s share of the income attributable to its minority ownership in a domestic hotel.

Costs and Expenses

Total Operating Expenses were $21,867,788 in 2012, a decrease of 13% when compared to $25,130,259 in 2011.  Similar to revenues, the decrease is attributable to approximately $2,800,000 of room departmental expenses we recorded in 2011 under our gross contract in New Zealand.  Excluding these expenses in 2011, Total Operating Expenses on a same store basis in 2011 would be $22,330,259 and 2012 results would represent a decrease of 2% despite the increase in revenue.

Attributed Property Expenses decreased 25% to $10,531,679 in 2012, as compared to $14,076,386 in 2011.  Attributed Property Expenses include the operating expenses of the properties which are managed under Gross Contracts.  The decrease in expenses is a result of the change in our New Zealand management contract.  Similarly with Attributed Property Revenues, as of August 1, 2011, we do not include the operating expenses for our room operations in New Zealand.  Attributed Property Expenses from our New Zealand contract in 2011 were approximately $2,800,000 and excluding this from our 2011 expenses would translate to a same store expense of $11,276,386 and 2012 results would represent a decrease of 7%.

Payroll and office expense totaled $10,667,646 in 2012, as compared to $10,378,464 in the year earlier period, an increase of 3%. This increase is primarily related to additional salary and wages for our sales and marketing corporate headquarters that were previously unfilled in 2011.

Administrative and general expense totaled $445,935 in 2012, an increase of 3% as compared to $431,708 for 2011.  The increase is due to increased travel expenses as our corporate headquarters performed more operational visits to our properties.

Depreciation expense in 2012 decreased by $21,172, to $222,528 when compared to $243,700 in 2011.  This was due to the Company making only limited capital expenditures during 2012.

A foreign exchange loss of $191,585 was recognized in 2012 which resulted from the impact of an increase of the Guarantor Obligation of the Company that is payable in New Zealand Dollars (see Note 4 of the Notes to Consolidated Financial Statements).   In 2011, the

Company recorded a foreign exchange loss of $21,007. These exchange losses were a result of the weakening of the US Dollar exchange rate against the New Zealand Dollar.

Interest expense totaled $374,996 for 2012, an increase of 4% as compared to 2011’s total of $359,557.  This increase is due to the refinancing of our real estate loan in New Zealand whereby effective August 1, 2011, we commenced paying interest of NZ$20,000 per month (US$16,392) on the loan.

The Company provides for a deferred tax asset on its United States taxable income.  Although the Company also has net operating losses that are available to carryforward from its non-US operations, due to the uncertainty of those tax benefits being used in future years, the Company has set up a provision for 100% of those tax benefits.  Income tax expense for 2012 totaled $413,227, an increase of $281,672 when compared to 2011’s $131,555.  The Company’s deferred tax asset balance of $1,500,695 on December 31, 2012 is derived from its taxable losses in previous years.  This reflects the Company’s estimate of the amount which will offset tax liabilities from expected taxable income in future years.  The Company expects to be profitable again in 2013, and in future years as the benefits of the cost savings measures noted above are realized and additional properties and management contracts are added.  We believe that it is likely that the $431,000 current portion of the deferred tax asset as of December 31, 2012 will be utilized in 2013 and the remainder will be utilized in subsequent years.  Since the majority of these losses occurred in recent years, the useful life of the tax asset extends well into the projected taxable periods.  Further, the nature of the derivation of the tax asset is directly applicable to the nature of the expected tax liability in future periods; as such the ‘quality’ of the tax asset in relation to the expected utilization is high.  (See Note 9 of the Notes to Consolidated Financial Statements.)  The Company’s US based net operating losses available for future use are as follows:

        Available

Year

Net Operating Loss

Expires

1999

$

   320,713

2019

2002

1,461,310

2022

2007

   138,950

2027

2008

   669,081

2028

Total Available

$

2,590,054

Net income for the year ended December 31, 2012, was $497,036, an improvement of $236,521 compared to Net Income of $260,515 for the year ended December 31, 2011.   Net income for 2012 includes an exchange loss of $191,585 as compared to a loss of $21,007 in 2011. Excluding the effects of the foreign exchange gains & losses, we were successful in achieving Net income of $688,621 for the year 2012 as compared to $281,522 for 2011, an improvement of $407,099, or a 145% increase in Net income.

EBITDA reflects the Company’s earnings without the effect of depreciation, interest income or expense or taxes.  Castle’s management believes that EBITDA is a good alternative indicator of the Company’s financial performance, because it removes the effects of non-cash depreciation and amortization of assets as well as the fluctuations of interest costs based on Castle’s borrowing history, fluctuations of foreign exchange rates, and increases and decreases in tax expense brought about by changes in the provision for future tax effects rather than current income.  A comparison of EBITDA and Net Income for 2012 and 2011 is shown below.  For the year ended 2012, EBITDA was $1,699,372 as compared to $1,016,334 for 2011, an increase of $683,038 or 67%.  EBITDA for the Fourth quarter of 2012 was $616,625 as compared to an EBITDA of $510,767 in the fourth quarter of 2011, an increase of $105,858 or 21%.   EBITDA is not a measure that is recognized within generally accepted accounting principles (GAAP).

Comparison of Net Income to EBITDA:

	Q1/2012	Q2/2012	Q3/2012	Q4/2012	2012	Q1/2011	Q2/2011	Q3/2011	Q4/2011	2011
Net Income (Loss):	$22,521	$216,990	$(105,201)	$362,727	$497,036	$241,806	$(743,015)	$513,117	$248,606	$260,515

Add Back:
Income Taxes	134,577	88,390	33,862	156,398	413,227	50,675	(151,743)	108,566	124,057	131,555
Interest Expense	95,639	94,362	97,302	87,693	374,996	82,190	86,277	104,833	86,256	359,557
Depreciation	57,473	55,730	56,242	53,083	222,528	57,057	60,885	65,087	60,671	243,700
Less
Foreign Exchange (Gain) Loss:	191,585	(98,733)	142,008	(43,275)	191,585	(39,914)	242,843	(173,099)	(8,823)	21,007
EBITDA	$501,795	$356,739	$224,213	$616,625	$1,699,372	$391,815	($504,752)	$618,504	$510,767	$1,016,334

Liquidity:

Our primary sources of liquidity include available cash and cash equivalents, and borrowing under the credit facility which was secured in October 2008 and further modified in 2012, consisting of a $500,000 term loan and a $200,000 line of credit for our US operations and a NZ$300,000 line of credit for our New Zealand operations.  These facilities contain representations and warranties, conditions, covenants and events of default that are customary for this type of credit facility but do not contain financial covenants.  We do not believe the limitations contained in the credit facility will, in the foreseeable future, adversely affect our ability to use the credit facility and execute our business plan.  As of December 31, 2012, the balance of our term loan was $83,350 and our US and NZ lines were fully available.

Expected uses of cash in fiscal 2013 include funds required to support our operating activities, including continuing to opportunistically and selectively expand the number of properties under our management.

The trend towards continued improvement in our bottom line is due to the improvement in the tourism industry that we have experienced since the economic downturn that occurred in 2008, together with various cost control initiatives undertaken by the Company since 2008. We experienced Net income of $497,036 in 2012 and net income in 2011 of $260,515. The Company has reported positive EBITDA in nine of the last ten quarters, and positive net income in six of the last eight quarters.  We anticipate a continuation of the improvement in occupancy and average room rates for the properties currently under contract for the remainder of 2013 with more emphasis on increased average room rates.  We plan to expand the number of properties under management, which will increase the overall revenue stream in 2013. The specific impact of these additions on revenue depends on the timing of when and if new properties are added during the year.

More importantly, since the recession of 2008-2009 we implemented a number of cost saving and efficiency programs that together with increases in revenue, continually improved our profitability and cash flows which resulted in EBITDA of $1,699,372 in 2012, $1,016,334 in 2011, $716,174 in 2010 and $153,093 in 2009 as compared to an EBITDA loss of $418,085 in 2008. We believe that this represents a significant turnaround during these difficult times as our EBITDA continued to improve since our cost saving programs went into effect and have remained as our operating model through 2012.  We project that the Company will continue to improve the overall profitability, cash flows, and working capital liquidity through 2013 as compared to 2012. This view is based on the following assumptions:

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

•

An increase in air capacity to Hawaii and the introduction of direct flights from foreign destinations in 2013 such as from Taiwan and New Zealand.

Based on current revenue forecasts and operating projections we anticipate recording an Operating Profit for the first quarter of 2013, and our current forecasts and projections anticipate that the Company will be profitable in 2013.  Our plans to manage our liquidity position in fiscal 2013 include:

•

Maintaining our operating plan for controlling expenses; while maintaining strong relationships with our owners and travel wholesalers and partners to ensure continuity and good communication.

•

Continuing with only limited capital expenditures and projects.

•

Maintain our relationships with banks and other institutions and through improved profitability and financial stability increase our borrowing availability under our credit facility.

We have considered the impact of the financial outlook on our liquidity and have performed an analysis of the key assumptions in our forecast such as sales, gross margin and expenses; an evaluation of our relationships with our travel partners and property owners and an analysis of cash requirements, other working capital changes, capital expenditures and borrowing availability under our credit facility. Based upon these analyses and evaluations, we expect that our anticipated sources of liquidity will be sufficient to meet our obligations without disposition of assets outside of the ordinary course of business or significant revisions of our planned operations through 2013.

Other Borrowings

In October 2012, the Company extended, for another year, its available credit facilities by renewing its line of credit with a local bank in Hawaii. In addition to the extension, the Company also increased the funds available through this facility from $150,000 to $200,000.  As of March 15, 2013, the Company has the full $200,000 line of credit available for use.  During 2012, the Company drew in the aggregate $150,000 against its line of credit and repaid $300,000, leaving the full line of credit available as of December 31, 2012; during 2011, the Company drew $250,000 repaid $150,000 against the line, leaving a balance of $150,000 owing as of December 31, 2011.

We have a NZ$300,000 line of credit with a New Zealand bank to finance its general working capital flows in New Zealand. As of December 31, 2011, we utilized NZ$184,842 of this line and as of December 31, 2012 and March 25, 2013 there were no borrowings against this line of credit.

In December of 2011, the Company received a short term loan of $50,000 from an officer of one of its domestic subsidiaries which was fully paid off in 2012.

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

As currency exchange rates change, translation of the income statements of our international businesses into U.S. dollars affects year-over-year comparability of operating results. We have not hedged translation risks because cash flows from international operations were generally reinvested locally. Non-operating foreign transaction exchange net loss for 2012 was $191,585 and $21,007 for 2011 attributable to the guaranty of debts in currency other than the functional currency. This was principally driven by U.S. dollar positions held at December 31, 2012 and 2011 affected by the fluctuation in the value of the US dollar to the New Zealand dollar.

Our operations are affected by potentially volatile movements in currency exchange rates. The economic impact of currency exchange rate movements on us is often linked to macroeconomic factors such as GDP growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause us to adjust our financing, operating and hedging strategies.  We have not made any changes to our currency exchange risk exposures between the current and preceding fiscal years.

Item 8.  Financial Statements

The Castle Group, Inc. and Subsidiaries

Table of Contents

Report of Independent Registered Public Accounting Firm	Page 15
Consolidated Balance Sheets – December 31, 2012 and 2011	Page 16
Consolidated Statements of Operations and Comprehensive Income (Loss) - Years Ending December 31, 2012 and 2011	Page 17
Consolidated Statements of Cash Flows – Years Ending December 31, 2012 and 2011	Page 18
Consolidated Statements of Stockholders’ Deficit - Years Ending December 31, 2012 and 2011	Page 19
Notes to Consolidated Financial Statements	Pages 20-29

Mantyla McReynolds LLC [letterhead]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

The Castle Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of The Castle Group, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income, cash flows, and stockholders’ deficit, for the years ended December 31, 2012 and 2011.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Castle Group, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the consolidated results of operations and cash flows for the years ended December 31, 2012 and 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ Mantyla McReynolds LLC

Mantyla McReynolds LLC

Salt Lake City, Utah

March 25, 2013

THE CASTLE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2012 & 2011

	DEC 31	DEC 31
	2012	2011
ASSETS
Current Assets
Cash and cash equivalents	$ 781,662	$ 710,487
Accounts receivable, net of allowance for bad debts	2,047,772	2,580,371
Deferred tax asset	431,000	277,000
Note receivable, current portion	40,000	-
Prepaids and other current assets	298,429	271,444
Total Current Assets	3,598,863	3,839,302
Property plant & equipment, net	7,380,379	7,171,329
Goodwill	54,726	54,726
Deposits and other assets	242,259	28,474
Note receivable	185,000	-
Investment in limited liability company	459,705	464,560
Deferred tax asset	1,069,695	1,636,922

TOTAL ASSETS	$ 12,990,627	$ 13,195,313

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$ 2,665,431	$ 3,095,560
Payable to related parties	112,681	134,378
Deposits payable	638,156	573,237
Current portion of long term debt	280,054	590,828
Current portion of long term debt to related parties	6,250	6,250
Accrued salaries and wages	1,213,839	1,466,924
Accrued taxes	67,770	123,211
Accrued interest	-	11,828
Other current liabilities	18,514	15,172
Total Current Liabilities	5,002,695	6,017,388
Non Current Liabilities
Long term debt, net of current portion	4,496,447	4,472,356
Notes payable to related parties, net of current portion	132,421	138,671
Other long term obligations, net	3,443,494	3,251,909
Total Non Current Liabilities	8,072,362	7,862,936
Total Liabilities	13,075,057	13,880,324
Stockholders' Equity (Deficit)
Preferred stock, $100 par value, 50,000 shares authorized, 11,050	1,105,000	1,105,000
shares issued and outstanding in 2012 and 2011, respectively
Common stock, $.02 par value, 20,000,000 shares authorized, 10,026,392	200,529	200,529
shares issued and outstanding in 2012 and 2011, respectively
Additional paid in capital	4,423,984	4,423,984
Retained deficit	(5,830,379)	(6,327,415)
Accumulated other comprehensive income (loss)	16,436	(87,109)
Total Stockholders' Deficit	(84,430)	(685,011)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 12,990,627	$ 13,195,313

The accompanying notes are an integral part of these consolidated financial statements

THE CASTLE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
YEARS ENDING DECEMBER 31, 2012 & 2011

	2012	2011
Revenues
Revenue attributed from properties	$ 11,895,796	$ 15,409,947
Management & Service	10,865,044	10,287,337
Other Revenue	13,647	191,449
Total Revenues	22,774,487	25,888,733

Operating Expenses
Attributed property expenses	10,531,679	14,076,386
Payroll and office expenses	10,667,646	10,378,464
Administrative and general	445,935	431,709
Depreciation	222,528	243,700
Total Operating Expense	21,867,788	25,130,259
Operating Income	906,699	758,474
Foreign Currency Transaction Loss	(191,585)	(21,007)
Investment income	175,145	14,160
Gain on sale of investment and contract	395,000	-
Interest Expense	(374,996)	(359,557)
Income before taxes	910,263	392,070
Income tax provision	(413,227)	(131,555)
Net Income	497,036	260,515

Other Comprehensive Income
Foreign currency translation adjustment	103,545	66,210
Total Comprehensive Income	$ 600,581	$ 326,725

Earnings (Loss) Per Share
Basic	$ 0.05	$ 0.03
Diluted	$ 0.05	$ 0.02
Weighted Average Shares
Basic	10,026,392	10,026,392
Diluted	10,474,725	10,724,725

The accompanying notes are an integral part of these consolidated financial statements

THE CASTLE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDING DECEMBER 31, 2012 & 2011

	2012	2011
Cash Flows from Operating Activities
Net income	$ 497,036	$ 260,515
Adjustments to reconcile from net income to net cash from
operating activities:
Depreciation	222,457	243,700
Amortization of discount	-	57,234
Foreign exchange loss on guarantor obligation	191,585	21,007
Interest on guarantor obligation	-	-
Investment income	(175,143)	(14,160)
Gain on sale of investment and contract	(395,000)	-
Equity based compensation income	-	(180,000)
Deferred taxes	413,227	131,555
(Increase) decrease in
Accounts receivable	674,672	37,939
Other current assets	(40,119)	8,185
Restricted cash	-	349,526
Deposits and other assets	(210,996)	-
Increase (decrease) in
Accounts payable and accrued expenses	(942,932)	55,905
Customer advance deposits	63,805	(110,015)
Net Change From Operating Activities	298,592	861,391

Cash Flows from Investing Activities
Purchase of assets	(11,751)	(12,886)
Sale of ownership in hotel	350,000	-
Net Change from Investing Activities	338,249	(12,886)

Cash Flows from Financing Activities
Proceeds from notes	150,000	250,000
Payments on notes to related parties	(6,250)	(6,250)
Payments on notes	(711,014)	(925,358)
Net Change from Financing Activities	(567,264)	(681,608)

Effect of foreign currency exchange rate on changes
in cash and cash equivalents	1,598	3,889

Net Change in Cash and Cash Equivalents	71,175	170,786
Beginning Balance	710,487	539,701
Ending Balance	$ 781,662	$ 710,487

Supplementary Information
Cash Paid for Interest	$ (375,088)	$ (133,298)
Cash Paid for Income Taxes	$ -	$ -

The accompanying notes are an integral part of these consolidated financial statements

THE CASTLE GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
YEARS ENDING DECEMBER 31, 2012 & 2011

							Accumulated
	Preferred		Common		Additional		Other
	Stock		Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance 12/31/10	11,050	$ 1,105,000	10,026,392	$200,529	$ 4,423,984	$ (6,587,930)	$ (153,319)	$(1,011,736)

Net Income 12/31/11						260,515		260,515

Foreign Currency
Translation Adjustment							66,210	66,210

Balance 12/31/11	11,050	1,105,000	10,026,392	200,529	4,423,984	(6,327,415)	(87,109)	(685,011)

Net Income 12/31/12						497,036		497,036

Foreign Currency
Translation Adjustment							103,545	103,545

Balance 12/31/12	11,050	$ 1,105,000	10,026,392	$200,529	$ 4,423,984	$ (5,830,379)	$ 16,436	$ (84,430)

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

Accounts Receivable

The Company records an account receivable for revenue earned but net yet collected.  If the Company determines any account to be uncollectible based on significant delinquency or other factors, it is immediately written off.  An allowance for bad debts has been provided based on estimated losses amounting to $146,958 and $140,169 as of December 31, 2012 and 2011, respectively.

Property, Plant, and Equipment

Property, plant, and equipment are recorded at cost.  When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounting records, and any resulting gain or loss is reflected in the Consolidated Statement of Operations for the period.  The cost of maintenance and repairs is expensed as incurred.  Renewals and betterments are capitalized and depreciated over their estimated useful lives.

At December 31, 2012 and 2011, property, plant, and equipment consisted of the following:

         2012                  2011

     Real estate - Podium

                 $  8,496,798        $ 8,024,064

     Equipment and furnishings

                     1,658,014           1,559,183

     Less accumulated depreciation

   (2,774,433)         (2,411,918)

Net property, furniture and equipment

 $  7,380,379        $ 7,171,329

Depreciation is computed using the declining balance and straight-line methods over the estimated useful life of the assets (Equipment and furnishings 5 to 7 years, Podium 50 years).  For the years ended December 31, 2012 and 2011, depreciation expense was $222,528 and $243,700, respectively.

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

Advertising, Sales and Marketing Expenses

The Company incurs sales and marketing expenses in conjunction with the production of promotional materials, trade shows, and retainers for out-of-state sales agents, and related travel costs.  The Company expenses advertising and marketing costs as incurred or as the advertising takes place.  For the years ended December 31, 2012 and 2011, total advertising expense was $877,834 and $939,514 respectively.

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

Income Taxes

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities.  We have recorded tax benefits for our US based operations as these benefits have been used in the past, and are likely to be used in the future.  We do not recognize any tax benefits from our net operating losses from our foreign operations, as it is not certain that these tax benefits will be realized in the future.  The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement.  Unrecognized tax benefits are tax benefits claimed in our tax returns that do not meet these recognition and measurement standards.  Our policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense.  For the years ended December 31, 2012 and 2011, the Company did not recognize any interest or penalties in its

Statement of Operations, nor did it have any interest or penalties accrued in its Balance Sheet at December 31, 2012 and 2011, relating to unrecognized benefits.

Basic and Diluted Earnings per Share

Basic earnings per share of common stock were computed by dividing income available to common stockholders, by the weighted average number of common shares outstanding.  Diluted earnings per share were computed using the treasury stock method. The calculation of diluted earnings per share for 2012 and 2011 includes 368,333 shares which would be issued upon conversion of the outstanding $100 par value redeemable preferred stock of the Company, and 80,000 and 330,000 shares issuable pursuant to the exercise of vested warrants as of December 31, 2012 and 2011, respectively.

Concentration of Credit Risks

The Company maintains its cash with several financial institutions in Hawaii and New Zealand.  Balances maintained with these institutions are occasionally in excess of federally, insured limits.  As of December 31, 2012 and 2011, the Company had balances of $252,720 and $208,874, respectively, in excess of US federally insured, limits of $250,000 per financial institution.

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

Long-Lived Assets

We regularly evaluate whether events or circumstances have occurred that indicate the carrying value of our long-lived assets may not be recoverable.  When factors indicate the asset may not be recoverable, we compare the related undiscounted future net cash flows to the carrying value of the asset to determine if impairment exists.  If the expected future net cash flows are less than the carrying value, an impairment charge is recognized based on the fair value of the asset.  No impairments were indicated or recorded during the years ended December 31, 2012 and 2011.

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

Investment in Limited Liability Company

On September 22, 2011, the Company acquired a 2% common series interest in a limited liability company that purchased the majority of the units in a condo hotel located in Hawaii.  The Company received the ownership as compensation for the Company’s assistance to the buyers of the units in negotiating the purchase, performing due diligence and other consulting work.  The Company valued this investment at $180,000 and recorded the value received as other income. The investment is accounted for as a cost basis investment.  There was no income during the year ended December 31, 2011 as the limited liability company has certain preferred returns that must be satisfied prior to the distribution of income to its members.  In January 2012, the Company sold its interest for $350,000 and recorded a gain on sale of $170,000.

On July 23, 2010, the Company acquired a 7% common series interest in the ownership of a hotel located in Hawaii.  The Company received a finder’s fee in exchange for the Company’s assistance to the buyers of the hotel in negotiating the purchase, performing due diligence and other consulting work.  The Company recognized $188,173 in revenue resulting from cash received in finder’s fees and consulting fees and then used those funds to acquire the 7% common series interest.  The investment is accounted for as an equity method investment and during the year ended December 31, 2012 and 2011, the Company recognized $175,145 and $14,160, respectively, in other income resulting from their portion of the net income attributable to the common series ownership interest.

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

Related Party Loans

In June 2004, a former  director loaned the Company $125,000 with interest at the rate of 8% per annum and monthly payments of interest plus $521, and a maturity date of January 1, 2014.  The balance of the note as of December 31, 2012 was $21,355.

Through December 2012, the Company has accrued but not paid the Company’s COO a total of $3,985 for expenses incurred on behalf of the Company.

In December 2011, the Company received a $50,000 short term loan from an officer of the Company’s domestic subsidiary.  This short term loan bears interest at 10% and is payable on demand.  The loan was repaid on January 31, 2012.

During 2002, the Company’s Chairman and CEO advanced $117,316 to the Company for general working capital.  The note bears interest at 10% and is due on or before January 1, 2014.  At December 31, 2012, the balance of the note was $117,316.

Through December 2012, the Company has accrued but not paid the Chairman and CEO a total of $24,219 for expenses incurred on behalf of the Company, and $84,477 for interest accrued on the $117,316  note payable.

3.   Notes Receivable

Notes receivable consisted of the following:

                           2012               2011

Note receivable from Hanalei Bay International Investors,

secured by a direct assignment of Hanalei Bay International

Investors right to receive future proceeds from HBII’s

ownership interest in Quintus. (Assigned to third parties- see Note 2)

$ 4,269,151       $ 4,269,151

Less Reserve for Uncollectible Notes

  (4,269,151)       (4,269,151)

Note receivable from Oceanfront Realty.  Note is payment

for the sale of one of the Company’s management contracts.

      225,000

           -

Notes Receivable, Total

      225,000                        -

Less Current Portion

  (40,000)

           -

Notes Receivable, Non-current

$    185,000         $             -

See Note 2 above. Pursuant to GAAP, the Company has established a reserve for uncollectible amounts.  This line item does not appear on the balance sheet due to its $0 carrying value.

4.   Commitments and Contingencies

Leases

The Company leases two office spaces that expire on February 28, 2014 and October 31, 2014.  Both of these leases had expired in 2011 and were extended during 2011 for an additional three years.  For the years ended December 31, 2012 and 2011, the Company paid $351,317 and $352,940, respectively, in lease expense for these leases. As of December 31, 2012, the future minimum rental commitment under these leases was $501,680.

Year	Amount
2013	310,690
2014	190,990
Thereafter	-
Total	$ 501,680

In July 2001, Castle entered into lease agreements (in lieu of a traditional management agreements) with each of the owners of approximately 250 investment units of the Spencer on Byron condominium project for the purpose of having those units be part of the rental program at the Spencer on Byron Hotel.  The leases were for a period of ten years expiring on July 18, 2011, which was extended by mutual agreement through July 31, 2011.  Monthly lease rent through July 2011 is calculated as a percentage of the purchase price paid by the original owner of each condominium. Total lease expense for the year ending December 31, 2012 and 2011 was $0 and $1,439,425 respectively.  The lease agreements terminated effective July 31, 2011 and the Company entered into a traditional management agreement with the unit owners under a net contract through January 31, 2012, during which time a long term contract was negotiated with the unit owners.  In February 2012, the Company entered into a new 10 year contract with the majority of the unit owners.  Under the terms of the new contract, there is no guaranteed return to the unit owners of the property.

Guaranty

As part of the Company’s purchase of real estate in New Zealand, an assignment of $3,018,000 of the total note receivable from HBII was made to the seller of the real estate, with the Company remaining as guarantor should the note receivable not be collected before December 31, 2014 (see Note 2).  In 2012, due to the strengthening of the New Zealand dollar against the US dollar, the amount recorded as “Other long term obligations” on the Company’s balance sheet was increased to $3,443,494; with the difference of $191,585 recorded as a foreign exchange loss as of December 31, 2012.   In 2011, the New Zealand dollar also strengthened against the US dollar, and the Company recorded a foreign exchange loss of $21,007, and increased the amount recorded as “Other long term obligations” to $3,251,909.

The Company has recognized a guarantor liability for these assignments, amounting to $3,443,494 as of December 31, 2012, and $3,251,909 as of December 31, 2011, which represents the present fair value of the obligation undertaken in becoming a guarantor of the payment of the assigned receivables.  In March 2012, the Company extended the due date such that if the Company remains current with its obligations in connection with the purchase of the New Zealand Real Estate (which the Company has complied with during 2012), an extension to December 31, 2014 is available.

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

5. Employee Benefits

The Company has a 401(k) Profit Sharing Plan (the “Plan”) available for its employees.  Any employee with one-year of continuous service and 1,000 credit hours of service, who is at least twenty-one years old, is eligible to participate.  For the years ended December 31, 2012 and 2011, the Company made no profit contributions.

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

6. Notes Payable

Notes payable consisted of the following

         2012

                         2011

Note dated 6/6/04 to a former director, with interest at the rate of 8%, monthly payments of interest plus $521,

balance due 1/1/14, unsecured

$         21,355

$          27,604

Note dated 7/31/95 to former stockholders, due 8/31/98

with interest at 6%, unsecured.  No formal demand has

been made on the Company and the Company wrote off

the note in 2012

                    -

            12,000

Note dated 12/31/02 to the Company’s CEO, with

interest at 10%, due on or before 1/1/14, unsecured

         117,316

          117,316

Note dated 12/31/04, payable in New Zealand, with an original face value of $8.6 million and secured by real estate in New Zealand and a general security agreement including an assignment of $3.018 million of the note receivable due from HBII.  The Company acts as a guarantor for the payment of the assigned receivable, and therefore, the obligation undertaken as a guarantor is included in this amount.  The guarantor obligation is referred to as “Other long term obligations” on the Balance Sheet (See Note 4).  The note calls for payments of NZ $40,000 (US $32,784) per month, one half of which represents interest. The note also calls for monthly interest payments to a NZ bank for a loan in favor of Mocles at the bank’s prime rate plus 2%.

The maturity date is December 31, 2014.

       8,136,645

      7,826,680

Note dated 10/20/08 payable to a bank, with interest at the bank’s prime rate plus 1%, secured by a security interest in all personal property of the Company and by the personal guaranty of the Company’s

Chairman & CEO, with monthly payments of $8,333 plus interest.

The note is due on or before 10/20/2013.

           83,350

         183,346

Revolving line of credit with a bank for up to $200,000.

The line is secured by a general security interest in the

Company’s assets and by a personal guaranty of the Company’s

Chairman & CEO.  Draws against the line will bear interest

at the bank’s base lending rate plus 2%.  The line has a

termination date of October 31, 2013.

                                                    -                   150,000

Revolving line of credit with a bank for up to NZ $300,000 (US$232,200).

The line is secured by a general security interest in the Company’s assets in New Zealand.  Draws against the line will bear interest at the bank’s base lending rate plus 2%.  The line is cancellable at any time by the bank.

                    -                  143,068

Subtotal

$   8,358,666

   $ 8,460,014

Less Current Portion

        286,304

         597,078

Notes payable, non-current

$   8,072,362

   $ 7,862,936

The five year payout schedule for notes payable is as follows:

 Year

       Amount

2013

   $    286,304

2014

      8,072,362

Total

   $ 8,358,666

7.  Redeemable Preferred Stock

In 1999 and 2000, the Company issued a total of 11,050 shares of $100 par value redeemable preferred stock to certain officers and directors.  Dividends are cumulative from the date of original issue and are payable semi-annually, when, and if declared by the board of directors beginning July 15, 1999, at a rate of $7.50 per annum per share.   At December 31, 2012, undeclared and unpaid dividends on these shares were $1,119,035 or $100.77 per preferred share.  These dividends are not accrued as a liability, as no declaration has occurred. The shares are nonvoting, and are convertible into the Company’s common stock at an exercise price of $3.00 per share.  As of January 15, 2001, the redeemable preferred stock is redeemable at the option of the Company at a redemption price of $100 per share plus accrued and unpaid dividends.

8.  Common Stock

There were no issuances of Common Stock of the Company in 2012 or 2011.

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

Changes in warrants for the years ended December 31, 2012 and 2011 were as follows:

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Term (in Years)	Intrinsic Value
Outstanding at December 31, 2011	330,000	$1.91	Various	$ -
Expired during the year ended December 31, 2012	250,000	$2.20	-	$ -
Outstanding and exercisable at December 31, 2012	80,000	$1.00	2.58	$ -

The following table summarizes information about compensatory warrants outstanding at December 31, 2012:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.00	80,000	2.58	$ 1.00	-	$ -

9.    Income Taxes

The provision for income taxes consists of the following:

	2012	2011
Current	$ 0	$ 0
Deferred
Federal	367,562	117,017
State	45,665	14,538
Foreign	-	-
Total Provision (Benefit)	$ 413,227	$ 131,555

The components of the Company’s deferred tax assets and liabilities are as follows:

	2012	2011
Deferred Tax Assets
Current
Accounts Receivable	$ 69,973	$ 51,067
Accrued Vacation	166,115	117,394
Net Operating Loss	262,764	143,047
Less: Current portion of Valuation Allowance	(67,852)	(34,508)
Total Current, Net	431,000	277,000
Non-Current
Note Receivable	364,832	364,832
Goodwill	21,031	30,379
Net Operating Loss Carryforwards	1,281,821	1,959,866
Less: Valuation Allowance	(597,989)	(718,155)
Total Non-Current, Net	1,069,695	1,636,922
Total Deferred Tax Asset, Net	$ 1,500,695	$ 1,913,922

As of December 31, 2011, the Company had net operating loss carry forwards amounting to $2,590,054 for domestic jurisdictions which expire on various dates through 2028 and $2,575,320 for foreign jurisdictions that do not expire. The Company expects to utilize $500,000 of the domestic net operating losses for the year ended December 31, 2013, and has therefore classified the deferred tax asset associated with the loss carryforward as a current asset on the Company’s consolidated balance sheet.  The Company has reported a full valuation allowance on deferred tax assets in foreign jurisdictions, which changed from $752,663 to $665,841 during the year ended December 31, 2012 resulting in a decrease of $86,822.

The Company’s US based net operating losses available for future use are as follows:

        Available

Year

Net Operating Loss

Expires

1999

$

   320,713

2019

2002

1,461,310

2022

2007

   138,950

2027

2008

   669,081

2028

Total Available

$

2,590,054

Income tax expense differs from amounts computed by applying the statutory Federal rate to pretax income as follows:

	2012	2011
Expected US Income Tax (Benefit) on Consolidated Income before Tax	$ 309,489	$ 133,304
Effects of:
Expected State Income Tax (Benefit) on Consolidated Income before Tax	42,654	2,269
Change in valuation allowance	(86,822)	(166,165)
Permanent Differences	76,425	75,481
Earnings/(Losses) in foreign jurisdictions taxes at rates different from the statutory U.S. federal rate	48,442	(17,589)
Change in future expected tax rate	0	104,255
Other, net	23,039	0
Effective Tax Provision (Benefit)	$ 413,227	$ 131,555

The Company has evaluated its uncertain tax positions and determined that any required adjustments would not have a material impact on the Company's balance sheet, income statement, or statement of cash flows.

A reconciliation of the unrecognized tax benefits for the years ending December 31, 2012 and 2011 is presented in the table below:

	2012	2011
Beginning Balance	$ -	$ -
Additions based on tax positions related to the current year	-	-
Reductions for tax positions of prior years	-	-
Reductions due to expiration of statute of limitations	-	-
Settlements with taxing authorities	-	-
Ending Balance	$ -	$ -

The tax years 2009 through 2012 remain open to examination for federal income tax purposes and by other major taxing jurisdictions to which we are subject.

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

The consolidated financial statements include the following related to international operations (which are predominately in New Zealand): Revenues of $8,884,171 in 2012 and $8,730,608 in 2011; net income of $100,408 in 2012 and $338,348 in 2011; and net fixed assets of $7,379,578 in 2012 and $7,167,448 in 2011.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management conducted an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer (who is also the Acting Chief Financial Officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2012.  Our Chief Executive Officer has concluded that all disclosure controls and procedures were effective as of December 31, 2012, in providing reasonable assurance that information required to be disclosed by us in the reports we file under the Exchange Act are recorded, processed, summarized, and reported as specified in the Securities and Exchange Commission’s rules, regulations, and forms.

The design and evaluation of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Management has determined that any identified deficiencies, in the aggregate, do not constitute material weaknesses in the design and operation of our internal controls in effect prior to December 31, 2012.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during its fourth fiscal quarter of 2012 that have materially affected, or are reasonably likely to materially affect its internal control over financial reporting.

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

Management’s assessment of the effectiveness of our internal controls is based principally on our financial reporting as of December 31, 2012.  In making our assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Our management, with the participation of our Chief Executive Officer (who is also the Acting Chief Financial Officer), has evaluated the effectiveness of our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, as of December 31, 2012. Those rules define internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”) and includes those policies and procedures that:

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

Based on our assessment and those criteria, management believes that, as of December 31, 2012, the Company’s internal control over financial reporting is effective.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm due to rules established by the Securities and Exchange Commission for Smaller Reporting Companies.  Our auditors have not advised us of any material weaknesses in our internal controls in connection with auditing our consolidated financial statements for the years ended December 31, 2012, and 2011.

Item 9B. Other Information.

None reported

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information concerning the directors and executive officers of Castle as of December 31, 2012. Except as otherwise stated below, the directors will serve until the next annual meeting of stockholders or until their successors are elected or appointed, and the executive officers will serve until their successors are appointed by the Board of Directors.

Name	Age	Position	Position Held Since
Rick Wall	69	Chief Executive Officer, acting Chief Financial Officer, Director and Chairman of the Board	1993
Alan R. Mattson	56	Chief Operating Officer and Director	2004
Motoko Takahashi	68	Secretary and Director	1993
John Brogan	80	Director	2007
Michael Irish*	59	Director	2004
Rick Humphreys	69	Director	2005
Stanley Mukai	80	Director	2004
Roy Tokujo*	71	Director	1998
Tony Vericella	60	Director	2004
Robert Wu*	45	Director	2007

*  In March 2013 Mr. Michael Irish, Mr. Roy Tokujo, Mr. Robert Wu resigned from the Company .There were no disagreement between these individuals and the Company.

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

Item 11. Executive Compensation.

Executive Compensation

The following table shows for the fiscal years ended December 31, 2012 and 2011 the aggregate annual remuneration of the highly paid persons who are executive officers of Castle:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation	All Other Compensation	Total Earnings
Rick Wall CEO & Director	12/31/12 12/31/11	$198,000 194,500	$ 0 0	$ 0 0	$ 0 0	$ 0 0	$ 0 0	$ 0 0	$ 198,000 194,500
Alan Mattson COO & Director	12/31/12 12/31/11	160,500 159,900	0 0	0 0	0 0	0 0	0 0	0 0	160,500 159,900

Mr. Wall earns salary commensurate with his Employment Agreement dated July 1, 2004.

Mr. Mattson earns salary commensurate with his Employment Agreement January 1, 2006.

In addition, both Mr. Wall and Mr. Mattson participate in Castle’s employee voluntary 401(k) benefit plan, which has no matching provision by the Company.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

None as the Company does not have, nor has it had in the past, an equity compensation program.

Compensation of Directors

DIRECTOR COMPENSATION

There was no compensation paid to Directors of the Company during the calendar years 2012 and 2011.

Item 12 . Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners

The following table sets forth the number of shares of Castle’s common stock beneficially owned as of March 25, 2013 by:  (i) each of the two highest paid persons who were officers and directors of Castle, (ii) all officers and directors of Castle as a Group, and (iii) each shareholder who owned more than 5% of Castle’s common stock, including those shares subject to outstanding options, warrants and other convertible items.  Amounts also reflect shares held both directly and indirectly by the persons named.

Name and Address	Beneficially Owned (1)	Shares % of Class (4)
Rick Wall 3 Waterfront Plaza, Suite 555 500 Ala Moana Boulevard Honolulu, HI 96813	2,719,833 (2)	27.1%
Motoko Takahashi 3 Waterfront Plaza, Suite 555 500 Ala Moana Boulevard Honolulu, HI 96813	1,138,900	11.4%
Roy Tokujo 1580 Makaloa St. Honolulu, HI 96814	423,334(5)	4.2%
Stanley Mukai 500 Ala Moana Blvd 4th Floor Honolulu, HI 96813	190,334(3)	1.9%
Alan R. Mattson 3 Waterfront Plaza, Suite 555 500 Ala Moana Boulevard Honolulu, HI 96813	102,000	1.0%
Robert Wu P.O Box 11119 Honolulu, HI 96828	103,667(5)	1.0%
Michael Irish 3 Waterfront Plaza, Suite #555 Honolulu, HI 96813	35,000(5)	0.4%
John Brogan 797 Moanila St. Honolulu, HI 96821	43,334	0.4%
Tony Vericella 1909 Ala Wai Blvd #1603 Honolulu, HI 96815	26,667	0.3%
Directors and officers as a group (9 persons)	4,783,069	47.7%

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

(5)

In March 2013, Mr. Roy Tokujo, Mr. Robert Wu, and Mr. Michael Irish resigned as directors of the Company.  There were no disagreements between any of these individuals and the Company.

Changes in Control

There are no current or planned transactions that would or are expected to result in a change of control of Castle.

Securities Authorized for Issuance under Equity Compensation Plans

There are no current of planned issuances of securities under any equity compensation plan.

Options, Warrants and Rights

No Options, warrants or stock rights were exercised in 2012 or 2011.

In 1999 and 2000, Castle issued 11,105 shares of Castle’s $100 par value redeemable Preferred Stock through a private placement for a gross consideration of $1,105,000.  The stock bears cumulative dividends at the rate of $7.50 per annum for each share of stock.  Upon certain tender offers to acquire substantially all of Castle’s common stock, the holders of the Redeemable Preferred Stock may require that the shares be redeemed at a redemption price of $100 per share plus accrued and unpaid dividends.  The shares are nonvoting and entitle the holder to convert each share of Preferred Stock into 33.33 shares of Castle’s common stock.  Dividends are cumulative from the date of original issue and are payable, semi-annually, when, and if, declared by the board of directors.  At December 31, 2012, undeclared and unpaid dividends on these shares were $1,119,035 or $100.77 per preferred share.

In August of 2010, the Company issued 80,000 shares of its common stock and 80,000 warrants to purchase one share of the Company’s common stock at a price of $1.00.  The warrants expire on August 3, 2015.  The stock and warrants were issued in blocks of 10,000 to each of the eight non-employee directors of the Company.  No warrants were exercised as of December 31, 2012.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

In August of 2010, the Company issued 80,000 shares of its common stock and 80,000 warrants to purchase one share of the Company’s common stock at a price of $1.00.  The warrants expire on August 3, 2015.  The stock and warrants were issued in blocks of 10,000 to each of the eight non-employee directors of the Company.  No warrants were exercised as of December 31, 2012.

In October 2008, the Company secured a line of credit with a local bank.  The line is secured by the personal guaranty of the Company’s Chairman and CEO, and a general security interest in the Company’s assets.  As of December 31, 2011, the line was for $150,000 and the Company renewed and increased the line up to $200,000 in October 2012.  The line is due in October 2013.

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

As part of the Company’s purchase of real estate in New Zealand, an assignment of $3,018,000 of the total note receivable from HBII was made to the seller of the real estate, with the Company remaining as guarantor should the note receivable not be collected before December 31, 2014 (See Note 6 to the Consolidated Financial Statements).

Related Party Loans

In June, 2004, a former director loaned the Company $125,000 with interest at the rate of 8% per annum and monthly payments of interest plus $521, and a maturity date of January 1, 2014.  In March 2008, $50,000 of the principle balance was converted to common stock and warrants as part of the Company’s 2008 unit offering.

During 2002, the Company’s CEO advanced $117,316 to the Company for general working capital.  The note bears interest at 10% and is due on or before January 1, 2014.

Through December 2012, the Company has accrued but not paid the Chairman and CEO a total of $24,219 for expenses incurred on behalf of the Company, and $84,477 for interest accrued on a note payable.

Through December 2012, the Company has accrued but not paid the Company’s COO a total of $3,985 for expenses incurred on behalf of the Company.

At December 31, 2012, except for the transaction with HBII, the issuance of stock and warrants described above, the financing guarantee arrangement, the related party loans, the accrued reimbursable expenses, and the employment agreements with Rick Wall, Alan Mattson and Michael Nitta, there were no transactions, proposed transactions or outstanding transactions to which Castle or any of its subsidiaries was or is to be a party, in which the amount involved exceeds $50,000 and in which any director or executive officer, or any shareholder who is known to Castle to own of record or beneficially more than 10% of Castle’s common stock, or any member of the immediate family of any of the foregoing persons, had a direct or indirect material interest.

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

Item 14. Principal Accounting Fees and Services.

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2012 and 2011:

Fee Category	2012	2011
Audit Fees	$ 107,529	$ 109,378
Audit-related Fees	0	0
Tax Fees	4,181	4,454
All Other Fees	0	400
Total Fees	$ 111,710	$ 114,232

AUDIT FEES

The aggregate fees billed by Castle’s auditors for professional services rendered in connection with the audit of Castle’s annual consolidated financial statements and reviews of the interim consolidated financial statements for 2012 and 2011 were $107,529 and $109,378, respectively.

AUDIT-RELATED FEES

There were no aggregate fees billed by Castle’s auditors for any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of Castle’s financial statements and are not reported under “Audit Fees” above for 2012 and 2011.

TAX FEES

The aggregate fees billed by Castle’s auditors for professional services for tax compliance, tax advice, and tax planning for 2012 and 2011 were $4,181 and $4,454, respectively.

ALL OTHER FEES

The aggregate fees billed by Castle’s auditors for all other non-audit services rendered to Castle, such as attending meetings and other miscellaneous financial consulting, for 2012 and 2011 were $0 and $400, respectively.

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

March 25, 2013

By  /s/ Rick Wall

Rick Wall, Chief Executive Officer

and Chairman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Rick Wall	Date:	3/25/13
Rick Wall
Chief Executive Officer and
Chairman of the Board

/s/ Alan R. Mattson	Date:	3/25/13	/s/ Tony Vericella	Date	3/25/13
Alan R. Mattson			Tony Vericella
Director and Chief Operating Officer			Director

/s/ John Brogan	Date:	3/25/13	/s/ Motoko Takahashi	Date	3/25/13
John Brogan			Motoko Takahashi
Director			Director

/s/ Rick Humphreys	Date:	3/25/13	/s/ Stanley Mukai	Date	3/25/13
Rick Humphreys			Stanley Mukai
Director			Director