Form 10-Q
period 2013-03-31
CASTLE GROUP INC
filed 2013-05-15
CIK 918543

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

May 14, 2013 - 10,026,392 shares of common stock.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

THE CASTLE GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2013 & DECEMBER 31, 2012
UNAUDITED

ASSETS
	MAR 31, 2013	DEC 31, 2012
Current Assets
Cash and cash equivalents	$ 561,810	$ 781,662
Accounts receivable, net of allowance for bad debts	2,729,302	2,047,772
Deferred tax asset	431,000	431,000
Note receivable, current portion	25,000	40,000
Prepaids and other current assets	217,958	298,429
Total Current Assets	3,965,070	3,598,863
Property plant & equipment, net	7,479,259	7,380,379
Goodwill	54,726	54,726
Deposits and other assets	240,580	242,259
Note receivable	196,412	185,000
Investment in limited liability company	479,705	459,705
Deferred tax asset	934,700	1,069,695

TOTAL ASSETS	$ 13,350,452	$ 12,990,627

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$ 2,512,048	$ 2,665,431
Payable to related parties	68,098	112,681
Deposits payable	638,114	638,156
Current portion of long term debt	259,063	280,054
Current portion of long term debt to related parties	18,344	6,250
Accrued salaries and wages	1,567,824	1,213,839
Accrued taxes	41,495	67,770
Other current liabilities	8,906	18,514
Total Current Liabilities	5,113,892	5,002,695
Non Current Liabilities
Long term debt, net of current portion	4,487,710	4,496,447
Notes payable to related parties, net of current portion	117,316	132,421
Other long term obligations, net	3,513,658	3,443,494
Total Non Current Liabilities	8,118,684	8,072,362
Total Liabilities	13,232,576	13,075,057
Stockholders' Equity (Deficit)
Preferred stock, $100 par value, 50,000 shares authorized, 11,050	1,105,000	1,105,000
shares issued and outstanding in 2013 and 2012, respectively
Common stock, $.02 par value, 20,000,000 shares authorized, 10,026,392	200,529	200,529
shares issued and outstanding in 2013 and 2012, respectively
Additional paid in capital	4,473,984	4,423,984
Retained deficit	(5,734,791)	(5,830,379)
Accumulated other comprehensive income	73,154	16,436
Total Stockholders' Equity (Deficit)	117,876	(84,430)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 13,350,452	$ 12,990,627

The accompanying notes are an integral part of these condensed consolidated financial statements

THE CASTLE GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31, 2013 & 2012
UNAUDITED

	Three Months Ended March 31
	2013	2012
Revenues
Revenue attributed from properties	$ 3,132,675	$ 3,101,143
Management & Service	3,113,850	2,450,028
Other Revenue	28,867	322
Total Revenues	6,275,392	5,551,493

Operating Expenses
Attributed property expenses	2,634,691	2,646,619
Payroll and office expenses	3,019,502	2,498,098
Administrative and general	184,169	171,126
Depreciation	60,437	57,473
Total Operating Expenses	5,898,799	5,373,316
Operating Income	376,593	178,177
Foreign Currency Transaction Gain (Loss)	(70,164)	(191,585)
Investment income	20,000	96,145
Gain on sale of investment and contract	-	170,000
Interest Expense	(95,846)	(95,639)
Income before taxes	230,583	157,098
Income tax provision	(134,995)	(134,577)
Net Income	95,588	22,521

Other Comprehensive Income
Foreign currency translation adjustment	56,719	158,139
Total Comprehensive Income	$ 152,307	$ 180,660

Earnings Per Share
Basic	$ 0.01	$ 0.00
Diluted	$ 0.01	$ 0.00
Weighted Average Shares
Basic	10,026,392	10,026,392
Diluted	10,026,392	10,026,392

The accompanying notes are an integral part of these condensed consolidated financial statements

THE CASTLE GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2013 & 2012
UNAUDITED

	Three Months Ended March 31
	2013	2012
Cash Flows from Operating Activities
Net income	$ 95,588	$ 22,521
Adjustments to reconcile from net income to net cash from
operating activities:
Depreciation	56,369	57,473
Non-cash interest expense	50,000	-
Foreign exchange loss on guarantor obligation	70,164	191,585
Investment income	(20,000)	(96,145)
Deferred taxes	134,995	134,576
Gain on sale of investment	-	(170,000)
(Increase) decrease in
Accounts receivable	(776,517)	(260,471)
Other current assets	83,199	15,748
Restricted cash	-	4,217
Customer advance deposits	(368)	(48)
Notes Receivable	3,588	-
Deposits and other assets	6,100	-
Increase (decrease) in
Accounts payable and accrued expenses	208,140	(72,579)
Net Change from Operating Activities	(88,742)	(173,123)

Cash Flows from Investing Activities
Purchase of assets	(5,018)	(6,500)
Sale of ownership in hotel	-	350,000
Net Change from Investing Activities	(5,018)	343,500

Cash Flows from Financing Activities
Proceeds from notes	-	-
Payments on notes to related parties	(3,011)	(1,562)
Payments on notes	(125,090)	(347,657)
Net Change from Financing Activities	(128,101)	(349,219)

Effect of foreign currency exchange rate on changes in cash and cash equivalents	2,009	735

Net Change in Cash and Cash Equivalents	(219,852)	(178,107)
Beginning Balance	781,662	710,487
Ending Balance	$ 561,810	$ 532,380

Supplementary Information
Cash Paid for Interest	$ (42,913)	$ (92,525)
Cash Paid for Income Taxes	$ -	$ -

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

Principles of Consolidation

The condensed consolidated financial statements of the Company include the accounts of The Castle Group, Inc. and its wholly-owned subsidiaries, Hawaii Reservations Center Corp., HPR Advertising, Inc., Castle Resorts & Hotels, Inc., Castle Resorts & Hotels Thailand Ltd., NZ Castle Resorts and Hotels Limited (a New Zealand Corporation), and NZ Castle Resorts and Hotels’ wholly-owned subsidiary, Mocles Holdings Limited (a New Zealand Corporation).  All significant inter-company transactions have been eliminated in the condensed consolidated financial statements.

Note 1 Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted.  In the opinion of management, the accompanying interim financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation.  The results of operations for the three month period ended March 31, 2013, are not necessarily indicative of the results for a full-year period as the tourism industry that the Company relies on is highly seasonal.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in Castle’s most recent Annual Report on Form 10-K.

Revenue Recognition

The Company recognizes revenue from the management of resort properties according to terms of its various management contracts.

The Company has two basic types of agreements, a “Gross Contract” and a “Net Contract”.

Under a “Gross Contract” the Company records revenue which is based on a percentage of the gross rental proceeds received from the rental of hotel or condominium units.   The Company pays the remaining gross rental proceeds to the owner of the rental unit.  The Company only records the difference between the gross rental proceeds and the amount paid to the owner of the rental unit as “Revenue Attributed from Properties.”  Under this arrangement, the Company is responsible for all of the operating expenses for the hotel or condominium unit.  The Company records the expenses of operating the rental program at the property covered by the agreement. These expenses typically include housekeeping, food & beverage, maintenance, front desk, sales & marketing, advertising and all other operating costs at the property covered by the agreement and are recorded as “Attributed Property Expenses”.

Under a “Net Contract”, the Company receives a management fee that is based on a percentage of the gross rental proceeds received from the rental of hotel or condominium units. Under this arrangement, the owner of the hotel or condominium unit is responsible for all of the operating expenses of the rental program covering the owner’s unit and in addition to the percentage of gross rental proceeds the Company typically receives an incentive management fee based on the net operating profit of the covered property. Additionally, we employ on-site personnel to provide services such as housekeeping, maintenance and administration to property owners under our management agreements and for such services the Company recognizes revenue in an amount equal to the expenses incurred.  Revenues received under the net contract are recorded as Management and Service Income.  Under a Net Contract, the Company does not record the operating expenses of the property covered by the agreement, other than the personnel costs mentioned above.

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

Note 3 Foreign Currency Transaction Gain / Loss

As part of the Company’s purchase of real estate in New Zealand, the Company has guaranteed an amount of up to NZ$4,201,433 (US$3,018,000) to the seller of the real estate and the Company recorded this guaranty as “Other Long Term Obligations” on its balance sheet.  The loan issued upon the purchase of the New Zealand real estate is payable in New Zealand dollars.  Due to the strengthening of the New Zealand dollar against the US dollar, the obligation has been increased to US$3,513,658 at March 31, 2013.  For the three months ended March 31, 2013 and 2012, the Company recorded exchange losses of $70,164 and $191,585, respectively.

Note 4 Income Taxes

Income tax expense reflects the expense or benefit only on the Company’s domestic taxable income. Income tax expense and benefit from the Company’s foreign operations are not recognized as they have been fully reserved.

Note 5 Equity-Based Compensation

None issued during the quarters ended March 31, 2013 or 2012.

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

Marketing Strategy

Most of our marketing efforts are focused towards acquiring and retaining guests for the properties we manage. Castle does not own any hotels or resorts; however, it has made real estate investments in the properties that it manages in Hilo, Hawaii and New Zealand.  Marketing is done through a variety of distribution channels including direct internet sales, wholesalers, online and traditional travel agencies, and group tour operators.  Unlike many other hotel and resort operators, we do not market the properties we manage under the Castle brand.  Instead of emphasizing the “Flag” or “Chain” name Castle’s strategy is to promote the name and reputation of the individual properties under management as we believe that “one standard does not fit all”. We believe that this allows the consumer to better choose the specific type of vacation experience desired based upon the specific attributes of the property selected.

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

Castle offers a wide range of accommodations at various price points from exclusive private villas, full-service all-suites hotels, oceanfront resort condominiums, to modestly priced hotels with hundreds of guest rooms.  Our collection of all-suites condominium resorts, hotels, lodges and vacation rentals allows customers to select the best accommodation to suit their individual style and budget.

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

Castle’s brand strategy is one of the areas that clearly differentiates us from the high profile branded hospitality companies. When a hotel owner or developer is considering contracting a large worldwide hospitality company for possible hotel management, there are several considerations that must be assessed.  With major worldwide brands, usually come the high costs that the owner must bear to sustain the expensive marketing and operational expense that the brand demands to offset their marketing costs. The owner may also have to make a substantial investment in the property in order to fit into the “cookie cutter” mold that the brand desires.  There are also some tangible differences from the guest’s or customer’s perspective as well.

Castle markets each property with its own independent brand identity and deploys customized marketing, operational and service programs to fit the specific demographics attracted to each of our properties.  Through our individual property brand building efforts, we begin the process of positioning each of our resort brands to our key market segments, niche targeted customers and distribution channels.

We do not flag our properties with the Castle name.  The advantages of doing so are several.  There is a high demand for the independent smaller boutique hotels and condominiums, as travelers favor a more individualized and unique travel experience. This ongoing trend towards smaller, independent hotels, as opposed to the familiar chains, is not only occurring in Hawaii, but is also seen throughout the world tourism marketplace.  This increased demand is fueled by the following traveler’s expectations:

· Travelers seek individualized recognition, attention, and service.

· Guests desire hotel and condominium accommodations that impart a sense of place and provide a unique, hospitable guest experience.

· Customers demand differing quality and personalized service and providing this creates high customer loyalty and repeat business.

· Customers seek Hawaii due to the feeling of “Ohana”, or family, experiencing the unique feeling of Aloha imparted by the people of Hawaii.

Marketing Programs and Promotions

Castle has implemented numerous marketing programs and promotions directed towards both the consumer and trade markets to generate incremental revenue and market loyalty for the individual properties.  We have developed a wide range of programs designed specifically to reflect the unique attributes of each of our resort properties, while also providing various incentives.  At any given time, we may have a number of ongoing marketing programs and promotions in place, some of which are seasonal to drive incremental room night revenues during valley or shoulder periods and some of which are ongoing throughout the year.

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

In 2010, the Company acquired a 7% common series ownership interest in one of the hotels managed by the Company and in 2011, the Company acquired a minority interest in a Waikiki hotel, which was subsequently sold at a gain in the first quarter of 2012.

In addition to seeking new hotel and resort condominium management contracts, we will continue to seek investment opportunities with hotel developers and owners.

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

Revenues

Total Revenues for the quarter ended March 31, 2013 increased by 13% to $6,275,392 from $5,551,493 for the three months ended March 31, 2012. The increase is attributed to the strong first quarter experienced in our domestic markets driven by higher average room rates.  In response to the worldwide weakening of the economy that began in 2008, the hospitality business experienced severe discounting as travel companies compete to re-capture market share that was substantially reduced during the worldwide financial crisis. The trend of severe discounting has declined, and the Company has experienced an increase in REVPAR (Revenue per Available Room) of 13% when comparing the first quarter of 2013 with 2012.

Revenues Attributed from Properties increased from $3,101,143 to $3,132,675, an increase of 1% for the three months ended March 31, 2013 compared to 2012.  Again, this increase is due to the strong first quarter experienced in our domestic operations with an increase in revenue of 5% which offset a decrease in revenue from our New Zealand operations of 7%.  Management and Service Revenues showed a large increase of 27% for the quarter, from $2,450,028 in 2012 to $3,113,850 in 2013.  The bulk of our Management and Service Revenue originate from our domestic operations.

The Company recorded investment income of $20,000 and $96,145, for quarters ended March 31, 2013 and 2012, respectively, which represents the Company’s 7% share of the income from the limited liability company that owns one of the hotels managed by the Company.

During the quarter ended March 31, 2013, the Company recorded $27,902 included in Other Revenue for a termination fee received from a property that was sold in 2011.

During the first quarter of 2012, the Company also sold its 2% ownership share in another property located in Hawaii and recorded a gain on the sale of $170,000.

Guaranty

As part of the Company’s purchase of real estate in New Zealand, the Company has guaranteed an amount of up to $3,018,000 to the seller of the real estate and the Company recorded this guaranty as “Other Long Term Obligations” on its balance sheet. The loan issued upon the purchase of the New Zealand real estate is payable in New Zealand dollars.  Due to the strengthening of the New Zealand dollar against the US dollar, the obligation has been increased to $3,513,658.  For the three months ended March 31, 2013 and 2012, the Company recorded exchange losses of $70,164 and $191,585, respectively.

Expenses

Attributed Property Expenses are those expenses related to the management of the resort and condominium properties which are operated on a Gross Contract basis.  Property expenses for the three months ended March 31, 2013 compared to 2012 remained relatively flat, decreasing by $11,928 to $2,634,691 from $2,646,619.  The slight decrease in Attributed Property Expenses was attained even with the 1% increase we experienced in Revenue Attributed from Properties.

Compared to the prior year, payroll and office expenses increased by 21% from $2,498,098 to $3,019,502 for the quarter ended March 31, 2013.  The increase in cost is a result of the Company hiring more employees in order to better market and service the properties under management, as well an 11% increase in payroll at the properties which we manage under a Net Contract basis.

Administrative and general expenses increased by 8% from $171,126 to $184,169 for the quarter ended March 31, 2013 as compared to 2012.  This increase was due to additional general excise taxes incurred on the increased revenue our domestic operations.

Investments

In 2010 the Company acquired a 7% common series interest in the ownership of a hotel located in Hawaii. The Company received the interest in exchange for the Company’s assistance to the buyers of the hotel in negotiating the purchase, performing due diligence work and other consulting services.  During the three months ended March 31, 2013 and 2012, the Company recorded investment income of $20,000 and $96,145, respectively, representing the Company’s 7% allocation of net income from its investment.

Depreciation

Our business is to provide services to our clients and as such does not require a great deal of capital expenditure for equipment or fixed assets.  As a result, depreciation expense was $60,437 and $57,473 for the three months ended March 31, 2013 and 2012, respectively.

Interest Expense

Interest Expense was $95,846 and $95,639, respectively, for the three months ended March 31, 2013 and 2012.   Included in interest expense for 2013 is interest that is imputed on the mortgage note for our Podium located in New Zealand.

Net Income

Net income for the three months ending March 31, 2013 and 2012 was $95,588 and $22,521, respectively.

Foreign Currency Translation Adjustment

For consolidated entities whose functional currency is not the U.S. dollar, Castle translates their financial statements into U.S. dollars.  Assets and liabilities are translated at the exchange rate currently in effect as of the financial statement date, and results of operations are translated using the weighted average exchange rate for the period.

Translation adjustments from foreign exchange are included as a separate component of stockholders’ equity. Changes in the carrying value of the assets and liabilities of the consolidated entities outside of the United States due to foreign exchange changes are reflected as Foreign Currency Adjustments.  Foreign Currency Translation adjustments totaled $56,719 and $158,139 for the three months ended March 31, 2013 and 2012, respectively.

Total Comprehensive Income

Total Comprehensive Income for the three months ended March 31, 2013 was $152,307 as compared to $180,660 for the prior year period.  This is primarily a result of the changes in Revenue and Property and Operating Expenses, Investment Income, and foreign exchange rates noted above.

EBITDA

EBITDA (Earnings before Interest, Depreciation, Taxes and Amortization) reflects the Company’s earnings without the effect of depreciation, interest income or expense, taxes, or certain other non-cash income or expense items.  EBITDA is a non-GAAP measure.  Castle’s management believes that in many ways it is a good alternative indicator of the Company’s financial performance.  It removes the effects of non-cash depreciation and amortization of assets, as well as the fluctuations of interest costs based on the Company’s borrowing history and increases and decreases in tax expense brought about by changes in the provision for future tax effects rather than current income.  A comparison of EBITDA and Net Income is shown below.  EBITDA totaled $457,030 and $501,795 for the three months ended March 31, 2013 and 2012, respectively, representing an 8% decrease.  The decrease for the quarter is attributable to the sale of our minority interest in a Waikiki hotel during the prior year resulting in a gain of $170,000.  Excluding the effects of the gain on the sale, EBITDA increased by 38% for the quarter ended March 31, 2013 as compared to the prior year.

Comparison of Net Income to EBITDA:

	Three months ended March 31,
	2013	2012
Net Income	$ 95,588	$ 22,521
Add Back:
Income Tax (Benefit) Provision	134,995	134,577
Net interest expense	95,846	95,639
Depreciation	60,437	57,473
Foreign Exchange (Gain) Loss	70,164	191,585
EBITDA	$ 457,030	$ 501,795

Liquidity

Our primary sources of liquidity include available cash and cash equivalents, and borrowing under the credit facility which was secured in October 2008, consisting of a $500,000 term loan and a $150,000 line of credit.   As of March 31, 2013, the Company has the total $150,000 available to use of the line of credit.  Additionally, our New Zealand subsidiary has an available NZ$300,000 (US$250,890) line of credit which was fully available as of March 31, 2013. These facilities contain representations and warranties, conditions, covenants and events of default that are customary for this type of credit facility but do not contain financial covenants.  The Company is in compliance with the terms and conditions of these borrowing covenants.  We do not believe the limitations contained in the credit facility will, in the foreseeable future, adversely affect our ability to use the credit facility and execute our business plan.

Expected uses of cash in fiscal 2013 include funds required to support our operating activities, including continuing to opportunistically and selectively expand the number of properties under our management.

We experienced net income of $95,588 for the first quarter of 2013 compared to $22,521 for the prior year, and our Total Current Assets increased to $4.0 million at the end of March 2013.  The first quarter of the year is typically the high season for the travel industry in Hawaii and we have established a trend of Operating Profitability in recent quarters as we reported Operating Profits in our last seven previous quarters.  We anticipate stabilization of the current occupancy levels, together with a slight increase in average rate trends and levels for the properties currently under contract for the remainder of 2013 when compared to 2012.  We will continue our efforts to expand the number of properties under management through the remainder of 2013, which will increase the overall revenue stream in 2013. The specific impact of these additions on revenue depends on the timing of when and if new properties are added during the year.  More importantly, over the past two fiscal years we implemented a number of cost saving and efficiency programs that began to improve our profitability and cash flows.  We are beginning to see the results of our operational changes as we reported positive EBITDA in each of the last seven quarters.  We project that we will continue to improve the overall profitability, cash flows, and working capital liquidity through 2013. This view is based on the following assumptions:

· The maintaining of current occupancy levels as the global economy stabilizes rather than deteriorates resulting in increased visitor trends to Hawaii and New Zealand.

·A continuation of increases in average daily rates at the properties we manage as compared to recent years.

·Focus of our corporate office on increasing our properties room revenue through increased sales, advertising and marketing efforts.

·Careful monitoring of our costs and expenses which will provide the basis for improved operating trends throughout 2013.

·Expansion of the number of properties under management, with emphasis on Hawaii and New Zealand.

·A stabilization of the United States / New Zealand exchange rates.

Our plans to manage our liquidity position in fiscal 2013 include:

·Accessing additional sources of debt or equity financing at competitive rates.

·Minor expenditures to replace and upgrade to our existing technological equipment.

·Refinancing our long term debt in New Zealand.

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

Based on that evaluation, our chief executive officer (and acting chief financial officer)  concluded that, as of March 31, 2013, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer (and acting chief financial officer), as appropriate, to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None during the quarter ended March 31, 2013.

Item 1A. Risk Factors.

Not required to be enumerated by smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

None during the quarter ended March 31, 2013.

Use of Proceeds of Registered Securities

No proceeds were received from the sale of registered securities during the quarter ended March 31, 2013.

Purchases of Equity Securities by Us and Affiliated Purchasers

None during the quarter ended March 31, 2013.

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

THE CASTLE GROUP, INC.

Date:	05/14/2013	By:	/s/Rick Wall
Rick Wall
Chief Executive Officer and Chairman of the Board of Directors and Acting CFO