Form 10-Q
period 2013-06-30
CASTLE GROUP INC
filed 2013-08-09
CIK 918543

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

August 8, 2013 - 10,026,392 shares of common stock.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

THE CASTLE GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2013 & DECEMBER 31, 2012 UNAUDITED

ASSETS
	JUN 30, 2013	DEC 31, 2012
Current Assets
Cash and cash equivalents	$ 321,010	$ 781,662
Accounts receivable, net of allowance for bad debts	2,535,716	2,047,772
Deferred tax asset	431,000	431,000
Note receivable, current portion	25,000	40,000
Prepaids and other current assets	445,435	298,429
Total Current Assets	3,758,161	3,598,863
Property plant & equipment, net	6,881,146	7,380,379
Goodwill	54,726	54,726
Deposits and other assets	218,670	242,259
Note receivable	193,890	185,000
Investment in limited liability company	487,255	459,705
Deferred tax asset	978,573	1,069,695

TOTAL ASSETS	$ 12,572,421	$ 12,990,627

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$ 2,537,634	$ 2,665,431
Payable to related parties	70,999	112,681
Deposits payable	588,313	638,156
Current portion of long term debt	231,317	280,054
Current portion of long term debt to related parties	-	6,250
Accrued salaries and wages	1,488,789	1,213,839
Accrued taxes	51,158	67,770
Accrued interest	-	-
Other current liabilities	27,410	18,514
Total Current Liabilities	4,995,620	5,002,695
Non Current Liabilities
Long term debt, net of current portion	4,053,706	4,496,447
Notes payable to related parties, net of current portion	117,316	132,421
Other long term obligations, net	3,249,388	3,443,494
Total Non Current Liabilities	7,420,410	8,072,362
Total Liabilities	12,416,030	13,075,057
Stockholders' Equity (Deficit)
Preferred stock, $100 par value, 50,000 shares authorized, 11,050	1,105,000	1,105,000
shares issued and outstanding in 2013 and 2012, respectively
Common stock, $.02 par value, 20,000,000 shares authorized, 10,026,392	200,529	200,529
shares issued and outstanding in 2013 and 2012, respectively
Additional paid in capital	4,523,994	4,423,984
Retained deficit	(5,526,764)	(5,830,379)
Accumulated other comprehensive income (loss)	(146,368)	16,436
Total Stockholders' Equity (Deficit)	156,391	(84,430)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 12,572,421	$ 12,990,627

The accompanying notes are an integral part of these condensed consolidated financial statements

THE CASTLE GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
THREE AND SIX MONTHS ENDED JUNE 30, 2013 & 2012
UNAUDITED

	Three Months Ended Jun 30		Six Months Ended Jun 30
	2013	2012	2013	2012
Revenues
Revenue attributed from properties	$ 2,833,696	$ 2,835,246	$ 5,966,371	$ 5,936,389
Management & Service	2,939,461	2,982,126	6,053,312	5,432,154
Other Revenue	100	300	28,967	622
Total Revenues	5,773,257	5,817,672	12,048,650	11,369,165

Operating Expenses
Attributed property expenses	2,702,429	2,604,016	5,337,119	5,250,634
Payroll and office expenses	2,944,808	3,025,261	5,964,310	5,523,359
Administrative and general	96,725	91,657	280,894	262,783
Depreciation	49,669	55,730	110,105	113,203
Total Operating Expense	5,793,631	5,776,664	11,692,428	11,149,979
Operating Income (Loss)	(20,374)	41,008	356,222	219,186
Foreign Currency Transaction Gain (Loss)	264,270	98,733	194,106	(92,852)
Investment income	17,000	35,000	37,000	131,145
Gain on sale of investment and contract	-	225,000	-	395,000
Interest Expense	(96,744)	(94,362)	(192,591)	(190,002)
Income before taxes	164,152	305,379	394,737	462,477
Income tax benefit (provision)	43,873	(88,390)	(91,122)	(222,967)
Net Income	208,025	216,989	303,615	239,510

Other Comprehensive Income
Foreign currency translation adjustment	146,368	(77,463)	(162,804)	80,676
Total Comprehensive Income	$ 354,393	$ 139,526	$ 140,811	$ 320,186

Earnings Per Share
Basic	$ 0.02	$ 0.02	$ 0.03	$ 0.02
Diluted	$ 0.02	$ 0.02	$ 0.03	$ 0.02
Weighted Average Shares
Basic	10,026,392	10,026,392	10,026,392	10,026,392
Diluted	10,026,392	10,026,392	10,026,392	10,026,392

The accompanying notes are an integral part of these condensed consolidated financial statements

THE CASTLE GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2013 & 2012
UNAUDITED

	2013	2012
Cash Flows from Operating Activities
Net income	$ 303,615	$ 239,510
Adjustments to reconcile from net income to net cash from
operating activities:
Depreciation	111,792	113,203
Non cash interest expense	100,010	-
Foreign exchange (gain) loss on guarantor obligation	(194,106)	92,852
Investment income	(27,548)	(131,143)
Deferred taxes	91,122	222,966
(Increase) decrease in
Accounts receivable	(612,973)	197,957
Other current assets	(154,307)	(198,716)
Customer advance deposits	(47,212)	92,482
Notes Receivable	6,110	(225,000)
Deposits and other assets	12,106	(221,162)
Increase (decrease) in
Accounts payable and accrued expenses	234,868	(45,029)
Net Change From Operating Activities	(176,523)	137,920

Cash Flows from Investing Activities
Purchase of assets	(21,681)	(6,713)
Sale of ownership in hotel	-	180,000
Net Change from Investing Activities	(21,681)	173,287

Cash Flows from Financing Activities
Proceeds from notes	-	75,000
Payments on notes to related parties	(3,011)	(3,124)
Payments on notes	(258,538)	(445,001)
Net Change from Financing Activities	(261,549)	(373,125)

Effect of foreign currency exchange rate on changes in cash and cash equivalents	(899)	(824)

Net Change in Cash and Cash Equivalents	(460,652)	(62,742)
Beginning Balance	781,662	710,487
Ending Balance	$ 321,010	$ 647,745

Supplementary Information
Cash Paid for Interest	$ (86,715)	$ (183,774)
Cash Paid for Income Taxes	$ -	$ -

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

Note 1 Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted.  In the opinion of management, the accompanying interim financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation.  The results of operations for the three and six month periods ended June 30, 2013, are not necessarily indicative of the results for a full-year period as the tourism industry that the Company relies on is highly seasonal.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in Castle’s most recent Annual Report on Form 10-K.

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

Note 2  New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by FASB (Financial Accounting Standards Board) that are adopted by the Company as of the specified effective date.  If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s consolidated financial statements upon adoption.

Note 3 Foreign Currency Transaction Gain / Loss

As part of the Company’s purchase of real estate in New Zealand, the Company has guaranteed an amount of up to NZ$4,201,433 (US$3,018,000) to the seller of the real estate and the Company recorded this guaranty as “Other Long Term Obligations” on its balance sheet.  The loan issued upon the purchase of the New Zealand real estate is payable in New Zealand dollars.  Due to the fluctuations in the exchange rate of the New Zealand dollar against the US dollar, the obligation has been increased to US$3,249,388 at June 30, 2013.  For the three months ended June 30, 2013 and 2012, the Company recorded exchange gains of $264,270 and $98,733, respectively; for the six months ended June 30, 2013 and 2012, the Company recorded exchange gains (losses) of $194,106 and ($92,852), respectively.

Note 4 Income Taxes

Income tax expense reflects the expense or benefit only on the Company’s domestic taxable income. Income tax expense and benefit from the Company’s foreign operations are not recognized as they have been fully reserved.

Note 5 Equity-Based Compensation

None issued during the six months ended June 30, 2013 or 2012.

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

Brand Strategy

Castle does not brand the properties under its management.  Each property Castle manages is individually marketed in order to extract maximum value from its unique strengths.  Our strategy is that we do not promote Castle as a brand name but instead, we focus on our customers, the owners of the properties we manage.  As Castle represents a diverse range of properties, its brand strategy is that one size does not fit all.  The Castle brand stays in the background and our focus is on marketing the uniqueness of each property, while satisfying the needs and expectations of our owners.  Each property we manage maintains its own brand identity and personality, while utilizing the Castle advantage of our powerful marketing resources, channel distribution, resort management expertise, industry partnerships, and networks.

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

Revenues

Total Revenues for the quarter ended June 30, 2013 decreased by 1% to $5,773,257 from $5,817,672 for the three months ended June 30, 2012. The decrease is attributed to the Company renegotiating its contract with the ownership on three of its Hawaii properties.  Total revenues for the six months ended June 30, 2013 increased by 6% to $12,048,650 from $11,369,165 for the six months ended June 30, 2012.  The increase for the six months is attributed to the especially strong first quarter experienced in our domestic markets driven by higher average room rates.  The tourism industry in Hawaii has experienced a resurgence in 2013 which resulted in the Company experiencing an increase in REVPAR (Revenue per Available Room) by 9.4% for the six months ended June 30, 2013 as compared to the prior year.

Revenues Attributed from Properties showed a slight decrease from $2,835,246 to $2,833,696, for the three months ended June 30, 2013 compared to 2012.  For the six months ended June 30, 2013, Revenues Attributed from Properties increased by 1%, to $5,966,371 from $5,936,389 for the six months ended June 30, 2012.  Management and Service Revenues for the three months ended June 30, 2013 showed a slight decrease of 1%, to $2,939,461 from $2,982,126 for the quarter ended June 30, 2012.  For the six months ended June 30, 2013, Management and Service Revenues increased by 11%, to $6,053,312 from $5,432,154 for the six months ended June 30, 2012.  Again, the increase for the six month period is attributed to the especially strong first quarter and a 9.4% increase in REVPAR.

The Company recorded investment income of $17,000 and $35,000, for quarters ended June 30, 2013 and 2012, respectively, and investment income of $37,000 and $131,145 for the six months ended June 30, 2013 and 2012, respectively, which represents the Company’s 7% share of the income from the limited liability company that owns one of the hotels managed by the Company.

During the quarter ended March 31, 2013, the Company recorded $27,902 included in Other Revenue for a termination fee received from a property that was sold in 2011, which accounted for the increase in Other Revenue to $28,967 from $622 for the six months ended June 30, 2013 as compared to the prior year.

During the first quarter of 2012, the Company also sold its 2% ownership share in another property located in Hawaii and recorded a gain on the sale of $170,000.  During the second quarter of 2012, the Company sold one of its management contracts and recorded a gain of $225,000.

Guaranty

As part of the Company’s purchase of real estate in New Zealand, the Company has guaranteed an amount of up to $3,018,000 to the seller of the real estate and the Company recorded this guaranty as “Other Long Term Obligations” on its balance sheet.  The loan issued upon the purchase of the New Zealand real estate is payable in New Zealand dollars.  Due to the strengthening of the New Zealand dollar against the US dollar, when comparing the exchange rates for 2004 and June 30, 2013, the obligation has been increased to $3,249,388 as of June 30, 2013.  Due to the fluctuation in the exchange rate between the New Zealand and

US dollar, the Company recorded exchange gains of $264,270 and $98,733, for the three months ended June 30, 2013 and 2012 respectively; for the six months ended June 30, 2013, the Company recorded an exchange gain of $194,106 as compared to an exchange loss of $92,852 for the six months ended June 30, 2012.

Expenses

Attributed Property Expenses are those expenses related to the management of the resort and condominium properties which are operated on a Gross Contract basis.  Property expenses for the three months ended June 30, 2013 compared to 2012 increased by $98,413, or 4%, from $2,604,016 to $2,702,429.  Property expenses for the six months ended June 30, 2013 compared to 2012 increased by $86,485, or 2%, from $5,250,634 to $5,337,119.  The increases are attributed to the Company renegotiating two of its gross contracts.

Compared to the prior year, payroll and office expenses decreased by 3% from $3,025,261 to $2,944,808 for the quarter ended June 30, 2013.  The decrease is a result of lower costs during the quarter associated with a 6,508 decrease in occupied room nights for the three month period in 2013 as compared to 2012. For the six months ended June 30, 2013, payroll and office expenses increased by 8%, from $5,523,359 to $5,964,310.  The increase in cost for the six month period is a result of the Company hiring more employees in order to better market and service the properties under management, as well as a 9% increase in payroll at the properties which we manage under a Net Contract basis.

Administrative and general expenses increased by 6% from $91,657 to $96,725 for the quarter ended June 30, 2013 as compared to 2012 and increased by 7% from $262,783 to $280,894 for the six months ended June 30, 2013 as compared to 2012.  This increase was due to additional general excise taxes incurred on the increased revenue from our domestic operations and increased travel costs during the second quarter of 2013 as the Company performed operational audits of our overseas operations.

Investments

In 2010 the Company acquired a 7% common series interest in the ownership of a hotel located in Hawaii. The Company received the interest in exchange for the Company’s assistance to the buyers of the hotel in negotiating the purchase, performing due diligence work and other consulting services.  During the three months ended June 30, 2013 and 2012, the Company recorded investment income of $17,000 and $35,000, respectively, representing the Company’s 7% allocation of net income from its investment.  For the six months ended June 30, 2013 and 2012, the Company recorded investment income of $37,000 and $131,145, respectively.  The hotel is currently undertaking a $5 million renovation which is scheduled to be completed in the fourth quarter of 2013.

Depreciation

Our business is to provide services to our clients and as such does not require a great deal of capital expenditure for equipment or fixed assets.  As a result, depreciation expense was $49,669 and $55,730 for the three months ended and $110,105 and $113,203 for the six months ended June 30, 2013 and 2012, respectively.

Interest Expense

Interest Expense was $96,744 and $94,362, respectively, for the three months ended June 30, 2013 and 2012.  Interest Expense for the six months ended June 30, 2013 and 2012 was $192,591 and $190,002, respectively.  Included in interest expense for the quarter and six months ended June 30, 2013 is $50,010 and $100,010, respectively, of interest that is imputed on the mortgage note for our Podium located in New Zealand.

Net Income

Net income for the three months ending June 30, 2013 and 2012 was $208,025 and $216,989, respectively.  Net income for the six months ended June 30, 2013 and 2012 was $303,615 and $239,510, respectively.  Included in net income for the three and six months ended June 30, 2012 are gains of $225,000 and $395,000, respectively, for the sale of an investment and a management contract.

Foreign Currency Translation Adjustment

For consolidated entities whose functional currency is not the U.S. dollar, Castle translates their financial statements into U.S. dollars.  Assets and liabilities are translated at the exchange rate currently in effect as of the financial statement date, and results of operations are translated using the weighted average exchange rate for the period.

Translation adjustments from foreign exchange are included as a separate component of stockholders’ equity. Changes in the carrying value of the assets and liabilities of the consolidated entities outside of the United States due to foreign exchange changes are reflected as Foreign Currency Adjustments.  Foreign Currency Translation adjustments totaled $146,368 and ($77,463) for the three months ended June 30, 2013 and 2012, respectively.  Foreign Currency Translation adjustments totaled ($162,804) and $80,676 for the six months ended June 30, 2013 and 2012, respectively.

Total Comprehensive Income

Total Comprehensive Income for the three months ended June 30, 2013 was $354,393 as compared to $139,526 for the prior year period.  Total Comprehensive Income for the six months ended June 30, 2013 and 2012 was $140,811 and $320,186, respectively.  This is primarily a result of the changes in Revenue and Property and Operating Expenses, Investment Income, and foreign exchange rates noted above.

EBITDA

EBITDA (Earnings before Interest, Depreciation, Taxes and Amortization) reflects the Company’s earnings without the effect of depreciation, interest income or expense, taxes, or certain other non-cash income or expense items.  EBITDA is a non-GAAP measure.  Management believes that in many ways it is a good alternative indicator of the Company’s financial performance.  It removes the effects of non-cash depreciation and amortization of assets, as well as the fluctuations of interest costs based on the Company’s borrowing history and increases and decreases in tax expense brought about by changes in the provision for future tax effects rather than current income.  A comparison of EBITDA and Net Income is shown below.  EBITDA totaled $46,295 and $356,738 for the three months ended June 30, 2013 and 2012, respectively, and $503,327 and $858,534 for the six months ended June 30, 2013 and 2012, respectively.  The decrease in EBITDA is attributable to the sale of our minority interest in a Waikiki hotel during the prior year resulting in a gain of $170,000 and the sale of one of our management contracts for a gain of $225,000.  Excluding the effects of these gains, EBITDA decreased by 35% for the quarter and increased by 9% for the six months ended June 30, 2013 as compared to the prior year.  The decrease for the quarter is due to a decrease in occupied room nights compared to the prior year.  The increase for the six month period (excluding the effects of the $395,000 gain on sale) is due to the strong first quarter experienced by the Company.

Comparison of Net Income to EBITDA:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net Income	$ 208,025	$ 216,989	$ 303,615	$ 239,510
Add Back:
Income Tax (Benefit) Provision	(43,873)	88,390	91,122	222,967
Net interest expense	96,744	94,362	192,591	190,002
Depreciation	49,669	55,730	110,105	113,203
Foreign Exchange (Gain) Loss	(264,270)	(98,733)	(194,106)	92,852
EBITDA	$ 46,295	$ 356,738	$ 503,327	$ 858,534

Liquidity

Our primary sources of liquidity include available cash and cash equivalents, and borrowing under the credit facility which was secured in October 2008, consisting of a $500,000 term loan and a $150,000 line of credit.   As of June 30, 2013, the Company has the total $150,000 available to use of the line of credit.  Additionally, our New Zealand subsidiary has an available NZ$300,000 (US$232,020) line of credit which was fully available as of June 30, 2013. These facilities contain representations and warranties, conditions, covenants and events of default that are customary for this type of credit facility but do not contain financial covenants.  The Company is in compliance with the terms and conditions of these borrowing covenants.  We do not believe the limitations contained in the credit facility will, in the foreseeable future, adversely affect our ability to use the credit facility and execute our business plan.

Expected uses of cash in fiscal 2013 include funds required to support our operating activities, including continuing to opportunistically and selectively expand the number of properties under our management.

We experienced net income of $208,025 and $216,989 for the second quarter of 2013 compared to 2012, and net income of $303,615 and $239,510 for the six months ended June 30, 2013 as compared to 2012.  The second quarter of the year is typically the low season for the travel industry in Hawaii and we have established a trend of profitability in recent quarters as we reported positive EBITDA and Net Income in our last eight previous quarters.  We anticipate stabilization of the current occupancy levels, together with a slight increase in average rate trends and levels for the properties currently under contract for the remainder of 2013 when compared to 2012.  We will continue our efforts to expand the number of properties under management through the remainder of 2013, which has the potential to increase the overall revenue stream in 2013. The specific impact of these additions on revenue depends on the timing of when and if new properties are added during the year.  More importantly, over the past two fiscal years we implemented a number of cost saving and efficiency programs that began to improve our profitability and cash flows.  We are beginning to see the results of our operational changes as we reported positive EBITDA and Net Income in each of the last eight quarters.  We project that we will continue to improve the overall profitability, cash flows, and working capital liquidity through 2013. This view is based on the following assumptions:

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

Based on that evaluation, our chief executive officer (and acting chief financial officer)  concluded that, as of June 30, 2013, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer (and acting chief financial officer), as appropriate, to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None during the six months ended June 30, 2013.

Item 1A. Risk Factors.

Not required to be enumerated by smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

None during the six months ended June 30, 2013.

Use of Proceeds of Registered Securities

No proceeds were received from the sale of registered securities during the six months ended June 30, 2013.

Purchases of Equity Securities by Us and Affiliated Purchasers

None during the six months ended June 30, 2013.

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

THE CASTLE GROUP, INC.

Date:	08/09/2013	By:	/s/Rick Wall
Rick Wall
Chief Executive Officer and Chairman of the Board of Directors and Acting CFO