Form 10-Q
period 2013-09-30
CASTLE GROUP INC
filed 2013-11-14
CIK 918543

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

November 14, 2013 - 10,026,392 shares of common stock.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

THE CASTLE GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2013 & DECEMBER 31, 2012
UNAUDITED
ASSETS
	SEP 30, 2013	DEC 31, 2012
Current Assets
Cash and cash equivalents	$ 505,078	$ 781,662
Accounts receivable, net of allowance for bad debts	2,455,229	2,047,772
Deferred tax asset	431,000	431,000
Note receivable, current portion	25,000	40,000
Prepaids and other current assets	408,916	298,429
Total Current Assets	3,825,223	3,598,863
Property plant & equipment, net	7,293,830	7,380,379
Goodwill	54,726	54,726
Deposits and other assets	225,764	242,259
Note receivable	188,825	185,000
Investment in limited liability company	481,480	459,705
Deferred tax asset	972,337	1,069,695

TOTAL ASSETS	$ 13,042,185	$ 12,990,627

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$ 2,454,516	$ 2,665,431
Payable to related parties	79,148	112,681
Deposits payable	642,726	638,156
Current portion of long term debt	212,758	280,054
Current portion of long term debt to related parties	-	6,250
Accrued salaries and wages	1,545,299	1,213,839
Accrued taxes	25,912	67,770
Other current liabilities	48,421	18,514
Total Current Liabilities	5,008,780	5,002,695
Non Current Liabilities
Long term debt, net of current portion	4,232,661	4,496,447
Notes payable to related parties, net of current portion	117,316	132,421
Other long term obligations, net	3,469,123	3,443,494
Total Non Current Liabilities	7,819,100	8,072,362
Total Liabilities	12,827,880	13,075,057
Stockholders' Equity (Deficit)
Preferred stock, $100 par value, 50,000 shares authorized, 11,050	1,105,000	1,105,000
shares issued and outstanding in 2013 and 2012, respectively
Common stock, $.02 par value, 20,000,000 shares authorized, 10,026,392	200,529	200,529
shares issued and outstanding in 2013 and 2012, respectively
Additional paid in capital	4,574,004	4,423,984
Retained deficit	(5,719,305)	(5,830,379)
Accumulated other comprehensive income (loss)	54,077	16,436
Total Stockholders' Equity (Deficit)	214,305	(84,430)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 13,042,185	$ 12,990,627

The accompanying notes are an integral part of these condensed consolidated financial statements

THE CASTLE GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 & 2012
UNAUDITED

	Three Months Ended Sep 30		Nine Months Ended Sep 30
	2013	2012	2013	2012
Revenues
Revenue attributed from properties	$ 3,153,178	$ 2,888,388	$ 9,119,549	$ 8,824,777
Management & Service	2,905,098	2,682,844	8,958,409	8,114,998
Other Revenue	100	300	29,067	922
Total Revenues	6,058,376	5,571,532	18,107,025	16,940,697

Operating Expenses
Attributed property expenses	2,858,516	2,600,889	8,195,635	7,851,523
Payroll and office expenses	2,899,101	2,681,600	8,863,411	8,204,959
Administrative and general	107,273	92,830	388,167	355,613
Depreciation	55,944	56,242	166,049	169,445
Total Operating Expense	5,920,834	5,431,561	17,613,262	16,581,540
Operating Income	137,542	139,971	493,763	359,157
Foreign Currency Transaction Gain (Loss)	(219,735)	(142,008)	(25,629)	(234,860)
Investment income	-	28,000	37,000	159,145
Gain on sale of investment and contract	-	-	-	395,000
Interest Expense	(92,209)	(97,302)	(284,799)	(287,304)
Income (Loss) before taxes	(174,402)	(71,339)	220,335	391,138
Income tax provision	(18,139)	(33,862)	(109,261)	(256,829)
Net Income (Loss)	(192,541)	(105,201)	111,074	134,309

Other Comprehensive Income
Foreign currency translation adjustment	200,445	115,215	37,641	195,892
Total Comprehensive Income	$ 7,904	$ 10,014	$ 148,715	$ 330,201

Earnings Per Share
Basic	$ (0.02)	$ (0.01)	$ 0.01	$ 0.01
Diluted	$ (0.02)	$ (0.01)	$ 0.01	$ 0.01
Weighted Average Shares
Basic	10,026,392	10,026,392	10,026,392	10,026,392
Diluted	10,026,392	10,026,392	10,026,392	10,026,392

The accompanying notes are an integral part of these condensed consolidated financial statements

THE CASTLE GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2013 & 2012
UNAUDITED

	2013	2012
Cash Flows from Operating Activities
Net income	$ 111,074	$ 134,309
Adjustments to reconcile net income to net cash from
operating activities:
Depreciation	166,048	169,445
Non cash interest expense	150,020	-
Foreign exchange loss on guarantor obligation	25,629	234,860
Investment income	(21,775)	(159,143)
Deferred taxes	97,358	256,829
(Increase) decrease in:
Accounts receivable	(507,234)	50,305
Other current assets	(109,532)	(188,543)
Customer advance deposits	4,223	86,629
Notes Receivable	11,175	(225,000)
Deposits and other assets	17,932	(215,740)
Increase (decrease) in:
Accounts payable and accrued expenses	186,757	(359,745)
Net Change From Operating Activities	131,675	(215,794)

Cash Flows from Investing Activities
Purchase of assets	(26,155)	(8,229)
Sale of ownership in hotel	-	180,000
Net Change from Investing Activities	(26,155)	171,771

Cash Flows from Financing Activities
Proceeds from notes	-	150,000
Payments on notes to related parties	(3,011)	(4,686)
Payments on notes	(381,331)	(577,735)
Net Change from Financing Activities	(384,342)	(432,421)

Effect of foreign currency exchange rate on changes in cash and cash equivalents	2,238	1,398

Net Change in Cash and Cash Equivalents	(276,584)	(475,046)
Beginning Balance	781,662	710,487
Ending Balance	$ 505,078	$ 235,441

Supplementary Information
Cash Paid for Interest	$ (125,980)	$ (277,962)
Cash Paid for Income Taxes	$ (11,903)	$ -

The accompanying notes are an integral part of these condensed consolidated financial statements

Notes to Condensed Consolidated Financial Statements:

Summary of Significant Accounting Policies

Organization

The Castle Group, Inc. was incorporated under the laws of the State of Utah on August 21, 1981. The Castle Group, Inc. operates in the hotel and resort management industry in the State of Hawaii and in New Zealand under the trade name “Castle Resorts and Hotels.”  The accounting and reporting policies of The Castle Group, Inc. (the “Company” or “Castle”) conform with U.S. generally accepted accounting principles and practices within the hotel and resort management industry.

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

Note 1 Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted.  In the opinion of management, the accompanying interim financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation.  The results of operations for the three and nine month periods ended September 30, 2013, are not necessarily indicative of the results for a full-year period as the tourism industry that the Company relies on is highly seasonal.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in Castle’s most recent Annual Report on Form 10-K.

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

The difference between the Gross and Net contracts is that under a Gross Contract, all expenses, and therefore the ownership of any profits or the covering of any operating loss, belong to and is the responsibility of the Company; under a Net Contract, all expenses, and therefore the ownership of any profits or the covering of any operating loss belong to and is the responsibility of the owner of the property.

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

Note 3 Foreign Currency Transaction Gain / Loss

As part of the Company’s purchase of real estate in New Zealand, the Company has guaranteed an amount of up to NZ$4,201,433 (US$3,018,000) to the seller of the real estate and the Company recorded this guaranty as “Other Long Term Obligations” on its balance sheet.  The loan issued upon the purchase of the New Zealand real estate is payable in New Zealand dollars.  Due to the fluctuations in the exchange rate of the New Zealand dollar against the US dollar, the obligation has been increased to US$3,469,123 at September 30, 2013.  For the three months ended September 30, 2013 and 2012, the Company recorded exchange losses of $219,735 and $142,008, respectively; for the nine months ended September 30, 2013 and 2012, the Company recorded exchange losses of $25,629 and $234,860, respectively.  These losses were offset by foreign currency translation adjustment gains of $200,445 and $115,215 for the three months ended September 30, 2013 and 2012, respectively, and gains of $37,641 and $195,892 for the nine months ended September 30, 2013 and 2012, respectively.

Note 4 Income Taxes

Income tax expense reflects the expense or benefit only on the Company’s domestic taxable income. Income tax expense and benefit from the Company’s foreign operations are not recognized as they have been fully reserved.

Note 5 Equity-Based Compensation

None issued during the nine months ended September 30, 2013 or 2012.

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

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond the

Company’s control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, general economic or industry conditions, nationally and/or in the communities in which the Company conducts business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, the Company’s ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, and other economic, competitive, governmental, regulatory and technical factors affecting Castle’s operations, products, services and prices.

Factors that may affect forward-looking statements include a wide range of factors that could materially affect future developments and performance, including the following: changes in company-wide strategies, which may result in changes in the types or mix of businesses in which Castle is involved or chooses to invest; changes in U.S., global or regional economic conditions, changes in U.S. and global financial and equity markets, including significant interest rate fluctuations, which may impede Castle’s access to, or increase the cost of, external financing for its operations and investments; increased competitive pressures, both domestically and internationally, legal and regulatory developments, such as regulatory actions affecting environmental activities, the imposition by foreign countries of trade restrictions and changes in international tax laws or currency controls; adverse weather conditions or natural disasters, such as hurricanes and earthquakes, and labor disputes, which may lead to increased costs or disruption of operations.  This list of factors that may affect future performance and the accuracy of forward-looking statements are illustrative, but by no means exhaustive.  Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

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

Castle offers a wide range of accommodations at various price points from exclusive private villas, full-service all-suites hotels, and oceanfront resort condominiums to modestly priced hotels with hundreds of guest rooms.  Our collection of all-suites condominium resorts, hotels, lodges and vacation rentals allows customers to select the best accommodation to suit their individual style and budget.

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

Castle’s brand strategy is one of the areas that clearly differentiate us from the high profile branded hospitality companies. When a hotel owner or developer is considering contracting a large worldwide hospitality company for possible hotel management, there are several considerations that must be assessed.  With major worldwide brands, usually come the high costs that the owner must bear to sustain the expensive marketing and operational expense that the brand demands to offset their marketing costs. The owner may also have to make a substantial investment in the property in order to fit into the “cookie cutter” mold that the brand desires.  There are also some tangible differences from the guest’s or customer’s perspective.

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

Marketing Programs and Promotions

Castle has implemented numerous marketing programs and promotions directed towards both the consumer and trade markets to generate incremental revenue and market loyalty for the individual properties.  We have developed a wide range of programs designed specifically to reflect the unique attributes of each of our resort properties, while also providing various incentives.  At any given time, we have a number of ongoing marketing programs and promotions in place, some of which are seasonal to drive incremental room night revenues during valley or shoulder periods and some of which are ongoing throughout the year.

Growth Strategy

The majority of the properties presently managed by Castle are located within the state of Hawaii.  Significant opportunities for Castle to obtain additional contracts within the State of Hawaii are also available to us due to a myriad of factors that include sales of properties, foreclosures, underperformance, and dissatisfaction with the current management of our competitors.  In addition, Castle has a presence in New Zealand, while at the same time keeping the option to strategically expand operations into Thailand and Guam.  We believe that there are significant opportunities to expand Castle’s operations both in the markets it currently serves, as well as other Pacific Basin and Asian vacation destinations.

As part of Castle’s strategies to secure long term, multi-year management contracts, from time to time, we have found it advantageous to purchase or lease selected real property within a resort or condominium project.  This occurred in 2004, when

Castle’s wholly owned subsidiary, NZ Castle Resorts and Hotels Limited, entered into an agreement to purchase all of the shares of Mocles Holdings Limited (“Mocles”), a New Zealand Corporation.  Mocles owns the Podium levels (“Podium”) of the Spencer on Byron Hotel in Auckland, New Zealand, which includes the front desk, restaurant, bar, ballroom, board room, conference rooms, back of the house facilities and other areas necessary for the hotel’s operation.  Through our ownership of the Podium and a ten year management contract for the Spencer on Byron hotel, which we signed in February 2012, Castle is assured of ongoing revenues in future years from this property.

In 2010, we acquired a 7% common series ownership interest in one of the hotels managed by the Company and in 2011, the Company acquired a minority interest in a Waikiki hotel, which was subsequently sold at a gain in the first quarter of 2012.

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

Revenues

Total Revenues for the quarter ended September 30, 2013 increased by 9% to $6,058,376 from $5,571,532 in the prior year.  The increase is attributed to a strong market for Hawaii tourism during the first two months of our third quarter, as well as the Company adding a Maui property on a Gross Contract to its portfolio on September 1, 2013.  Total revenues for the nine months ended September 30, 2013 increased by 7% to $18,107,025 from $16,940,697 for the nine months ended September 30, 2012.  The increase for the nine months is attributed to the especially strong first quarter experienced in our domestic markets driven by higher average room rates.  The tourism industry in Hawaii has experienced a resurgence in 2013 which resulted in the Company experiencing an increase in REVPAR (Revenue per Available Room) by 11% for the nine months ended September 30, 2013 as compared to the prior year.

Revenues Attributed from Properties increased from $2,888,388 to $3,153,178, for the three months ended September 30, 2013 compared to 2012.  For the nine months ended September 30, 2013, Revenues Attributed from Properties increased by 3%, to $9,119,549 from $8,824,777 for the nine months ended September 30, 2012.  Management and Service Revenues for the three months ended September 30, 2013 increased 8%, to $2,905,098 from $2,682,844 for the quarter ended September 30, 2012.  For the nine months ended September 30, 2013, Management and Service Revenues increased by 10%, to $8,958,409 from $8,114,998 for the nine months ended September 30, 2012.  Again, the increase for the nine month period is attributed to the especially strong first quarter and an 11% increase in REVPAR.

The Company recorded investment income of $0 and $28,000, for quarters ended September 30, 2013 and 2012, respectively, and investment income of $37,000 and $159,145 for the nine months ended September 30, 2013 and 2012, respectively, which represents the Company’s 7% share of the income from the limited liability company that owns one of the hotels managed by the Company.  The decrease in investment income is due to the property being under extensive renovations beginning in June of 2013 with an expected completion in November 2013.

During the quarter ended March 31, 2013, the Company recorded $27,902 included in Other Revenue for a termination fee received from a property that was sold in 2011, which accounted for the increase in Other Revenue from $922 to $29,067 for the nine months ended September 30, 2013 as compared to the prior year.

During the first quarter of 2012, the Company also sold its 2% ownership share in another property located in Hawaii and recorded a gain on the sale of $170,000.  During the second quarter of 2012, the Company sold one of its management contracts and recorded a gain of $225,000.

Guaranty

As part of the Company’s purchase of real estate in New Zealand, the Company has guaranteed an amount of up to $3,018,000 to the seller of the real estate and the Company recorded this guaranty as “Other Long Term Obligations” on its balance sheet. The loan issued upon the purchase of the New Zealand real estate is payable in New Zealand dollars.  Due to the strengthening of the New Zealand dollar against the US dollar, when comparing the exchange rates for 2004 and September 30, 2013, the obligation has increased to $3,469,123 as of September 30, 2013.  Due to the fluctuation in the exchange rate between the New Zealand and US dollar, the Company recorded exchange losses of $219,735 and $142,008, for the three months ended September 30, 2013 and 2012 respectively; for the nine months ended September 30, 2013 and 2012, the Company recorded exchange losses of $25,629 and $234,860, respectively.

Expenses

Attributed Property Expenses are those expenses related to the management of the resort and condominium properties which are operated on a Gross Contract basis.  Property expenses for the three months ended September 30, 2013 compared to 2012 increased by $257,627, or 10%, from $2,600,889 to $2,858,516.  Property expenses for the nine months ended September 30, 2013 compared to 2012 increased by $344,112, or 4%, from $7,851,523 to $8,195,635.  The increases are attributed to the Company renegotiating two of its gross contracts and the increase in Attributed Property Revenue.

Compared to the prior year, payroll and office expenses increased by 8% from $2,681,600 to $2,899,101 for the quarter ended September 30, 2013.  The increase is a result of the labor costs associated with a hotel and restaurant on Kauai that the Company acquired the management of in October of 2012. For the nine months ended September 30, 2013, payroll and office expenses increased by 8%, from $8,204,959 in the prior year to $8,863,411.  The increase in cost for the nine month period is a result of the payroll costs for the nine month period in 2013 for a property which we acquired in October of 2012.

Administrative and general expenses increased by 16% from $92,830 to $107,273 for the quarter ended September 30, 2013 as compared to 2012 and increased by 9% from $355,167 to $388,613 for the nine months ended September 30, 2013 as compared to 2012.  This increase was due to additional general excise taxes incurred on the increased revenue from our domestic operations and increased travel costs during 2013 as the Company performed more operational audits of both our domestic and overseas operations.

Investments

In 2010 the Company acquired a 7% common series interest in the ownership of a hotel located in Hawaii. The Company received the interest in exchange for the Company’s assistance to the buyers of the hotel in negotiating the purchase, performing due diligence work and other consulting services.  During the three months ended September 30, 2013 and 2012, the Company recorded investment income of $0 and $28,000, respectively, representing the Company’s 7% allocation of net income from its investment.  For the nine months ended September 30, 2013 and 2012, the Company recorded investment income of $37,000 and $159,145, respectively.  The hotel commenced a $5 million renovation in June of 2013 which is scheduled to be completed in November 2013.

Depreciation

Our business is to provide services to our clients and as such does not require a great deal of capital expenditure for equipment or fixed assets.  As a result, depreciation expense was $55,944 and $56,242 for the three months ended and $166,049 and $169,445 for the nine months ended September 30, 2013 and 2012, respectively.

Interest Expense

Interest Expense was $92,209 and $97,302, respectively, for the three months ended September 30, 2013 and 2012.  Interest Expense for the nine months ended September 30, 2013 and 2012 was $284,799 and $287,304, respectively.  Included in interest expense for the three and nine months ended September 30, 2013 is $50,010 and $150,020, respectively, of interest that is imputed on the mortgage note for our Podium located in New Zealand.

Net Income (Loss)

Net income (loss) for the three months ending September 30, 2013 and 2012 was ($192,541) and ($105,201), respectively.  Net income for the nine months ended September 30, 2013 and 2012 was $111,074 and $134,309, respectively.  Included in net income for the nine months ended September 30, 2012 are gains $395,000 for the sale of an investment and a management contract.

Foreign Currency Translation Adjustment

For consolidated entities whose functional currency is not the U.S. dollar, Castle translates their financial statements into U.S. dollars.  Assets and liabilities are translated at the exchange rate currently in effect as of the financial statement date, and results of operations are translated using the weighted average exchange rate for the period.

Translation adjustments from foreign exchange are included as a separate component of stockholders’ equity. Changes in the carrying value of the assets and liabilities of the consolidated entities outside of the United States due to foreign exchange changes are reflected as Foreign Currency Adjustments.  Foreign Currency Translation adjustments totaled $200,445 and $115,215 for the three months ended September 30, 2013 and 2012, respectively.  Foreign Currency Translation adjustments totaled $37,641 and $195,892 for the nine months ended September 30, 2013 and 2012, respectively.

Total Comprehensive Income

Total Comprehensive Income for the three months ended September 30, 2013 was $7,904 as compared to $10,014 for the prior year period.  Total Comprehensive Income for the nine months ended September 30, 2013 and 2012 was $148,715 and $330,201, respectively.  This is primarily a result of the changes in Revenue and Property and Operating Expenses, Investment Income, and foreign exchange rates noted above.

EBITDA and Adjusted EBITDA

EBITDA (Earnings before Interest, Depreciation, Taxes and Amortization) reflects the Company’s earnings without the effect of depreciation, interest income or expense, or taxes.  Adjusted EBITDA reflects certain other non-cash income or expense items. Adjusted EBITDA and EBITDA are non-GAAP measures.  Management believes that in many ways it is a good alternative indicator of the Company’s financial performance.  It removes the effects of non-cash depreciation and amortization of assets, fluctuations of interest costs based on the Company’s borrowing history, increases and decreases in tax expense brought about by changes in the provision for future tax effects rather than current income, and fluctuations in foreign exchange rates.  A comparison of Adjusted EBITDA, EBITDA and Net Income (Loss) is shown below.  EBITDA totaled ($26,249) and $82,205 for the three months ended September 20, 2013 and 2012, respectively, and $671,183 and $847,887 for the nine months ended September 30, 2013 and 2012, respectively.  Adjusted EBITDA totaled $193,486 and $224,213 for the three months ended September 30, 2013 and 2012, respectively, and $696,812 and $1,082,747 for the nine months ended September 30, 2013 and 2012, respectively.  The decrease for the three month period is attributed to the renovation of one of the properties managed by the Company, and startup costs associated with a contract acquired on September 1, 2013.  The decrease for the nine month period is attributable to the sale of our minority interest in a Waikiki hotel during the prior year resulting in a gain of $170,000 and the sale of one of our management contracts for a gain of $225,000.  Excluding the effects of these gains, EBITDA increased by 48% and Adjusted EBITDA increased by 1%, respectively, for the nine months ended September 30, 2013 as compared to the prior year.

Comparison of Net Income to EBITDA and Adjusted EBITDA:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net Income (Loss)	$ (192,541)	$ (105,201)	$ 111,074	$ 134,309
Add Back:
Income Tax Provision	18,139	33,862	109,261	256,829
Net interest expense	92,209	97,302	284,799	287,304
Depreciation	55,944	56,242	166,049	169,445
EBITDA	(26,249)	82,205	671,183	847,887
Foreign Exchange Loss	219,735	142,008	25,629	234,860
Adjusted EBITDA	$ 193,486	$ 224,213	$ 696,812	$ 1,082,747

Liquidity

Our primary sources of liquidity include available cash and cash equivalents, and borrowing under the credit facility which was secured in October 2008, consisting of a $500,000 term loan and a $150,000 line of credit.   As of September 30, 2013, the Company has the total $150,000 available to use of the line of credit.  Additionally, our New Zealand subsidiary has an available NZ$300,000 (US$247,710) line of credit which was fully available as of September 30, 2013. These facilities contain representations and warranties, conditions, covenants and events of default that are customary for this type of credit facility but do not contain financial covenants.  The Company is in compliance with the terms and conditions of these borrowing covenants. We do not believe the limitations contained in the credit facility will, in the foreseeable future, adversely affect our ability to use the credit facility and execute our business plan.

Expected uses of cash in fiscal 2013 include funds required to support our operating activities, including continuing to opportunistically and selectively expand the number of properties under our management.

We experienced Total Comprehensive Income of $7,904 and $10,014 for the third quarter of 2013 compared to 2012, and total comprehensive income of $148,715 and $330,201 for the nine months ended September 30, 2013 as compared to 2012.  The third quarter of the year is typically a shoulder season for the travel industry in Hawaii and we have established a trend of profitability in recent quarters as we reported positive Adjusted EBITDA and Total Comprehensive Income in our last eight previous quarters.  We anticipate stabilization of the current occupancy levels, together with a slight increase in average rate trends and levels for the properties currently under contract for the remainder of 2013 when compared to 2012.  We will continue our efforts to expand the number of properties under management through the remainder of 2013, which has the potential to increase the overall revenue stream in 2013. The specific impact of these additions on revenue depends on the timing of when and if new properties are added during the year.  More importantly, over the past two fiscal years we implemented a number of cost saving and efficiency programs that began to improve our profitability and cash flows.  We are beginning to see the results of our operational changes as we reported positive Adjusted EBITDA and Total Comprehensive Income in each of the last eight quarters.  We project that we will continue to improve the overall profitability, cash flows, and working capital liquidity through 2013. This view is based on the following assumptions:

· The maintaining of current occupancy levels as the global economy stabilizes rather than deteriorates resulting in increased visitor trends to Hawaii and New Zealand.

·A continuation of increases in average daily rates at the properties we manage as compared to recent years, although the increase shall not be as large as we have experienced over the past nine months.

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

We have considered the impact of the financial outlook on our liquidity and have performed an analysis of the key assumptions in our forecast such as sales, gross margin and expenses; an evaluation of our relationships with our travel partners and property owners and an analysis of cash requirements, other working capital changes, capital expenditures and borrowing availability under our credit facility.  Based upon these analyses and evaluations, we expect that our anticipated sources of liquidity will be sufficient to meet our short term obligations without disposition of assets outside of the ordinary course of business or significant revisions of our planned operations through 2013.

We are currently negotiating a long term extension of our long term debt that will be due in December 2014, and although no assurances can be given, we are confident that we will be successful in extending the term of this debt.  Upon the extension of this debt, we expect that our sources of liquidity will be sufficient to meet our long term obligations without disposition of assets outside of the ordinary course of business or significant revisions of our planned operations.

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

Based on that evaluation, our chief executive officer (and acting chief financial officer)  concluded that, as of September 30, 2013, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer (and acting chief financial officer), as appropriate, to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None during the nine months ended September 30, 2013.

Item 1A. Risk Factors.

Not required to be enumerated by smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

None during the nine months ended September 30, 2013.

Use of Proceeds of Registered Securities

No proceeds were received from the sale of registered securities during the nine months ended September 30, 2013.

Purchases of Equity Securities by Us and Affiliated Purchasers

None during the nine months ended September 30, 2013.

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

THE CASTLE GROUP, INC.

Date:	11/14/2013	By:	/s/Rick Wall
Rick Wall
Chief Executive Officer and Chairman of the Board of Directors and Acting CFO