Form 10-K
period 2013-12-31
CASTLE GROUP INC
filed 2014-03-31
CIK 918543

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

[   ] Yes   [X] No

Aggregate Market Value of Non-Voting Common Stock Held by Non-Affiliates

As of June 30, 2013, there were approximately 5,805,324 shares of common voting stock of the Issuer held by non-affiliates. As of June 30, 2013, the closing price of the common stock on the OTC Bulletin board was $.30 per share or an aggregate value of $1,741,597.

Issuers Involved in Bankruptcy Proceedings During the Past Five Years

Not applicable.

Check whether the Issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Not applicable.

Applicable Only to Corporate Issuers

Number of shares outstanding of the Issuer’s common stock as of March 28, 2014:   10,026,392

Documents Incorporated by Reference

See Part IV, Item 15.  The Exhibit Index appears on page 36.

TABLE OF CONTENTS

PART I

Item 1.

Business.

 4

Item 1A.

Risk Factors.

 6

Item 1B.

Unresolved Staff Comments

 6

Item 2.

Property.

 6

Item 3.

Legal Proceedings.

 7

Item 4.

Mine Safety Disclosures

 7

PART II

Item 5.

Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

 7

Item 6.

Selected Financial Data and Supplementary Financial Information.

 8

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operation.

 8

Item 7A.

Quantitative and Qualitative Disclosure about Market Risk.

13

Item 8.

Consolidated Financial Statements.

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

34

Item 13.

Certain Relationships and Related Transactions, and Director Independence.

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

Description of the Business

The Castle Group, Inc. (“the Company,” “Castle,” “we,” “our” or “us”) through its subsidiaries manages luxury and mid-range resort condominiums and hotels on all of the major islands within the state of Hawaii, and a premier property located in New Zealand. The Company was incorporated in Utah on August 21, 1981 and on June 4, 1993 the name of the Company was changed to The Castle Group, Inc.

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

Diversity

We have a diverse portfolio of properties located in desired island resort destinations in the Pacific Region. We represent hotels, resort condominiums, luxury villas and lodging accommodations throughout Hawaii and in New Zealand.

In Hawaii, we represent properties on the five major Hawaiian Islands of Oahu, Maui, Kauai, Molokai and Hawaii, allowing our customers the option to island-hop which provides us with cross-selling advantages. Our Honolulu headquarters serve as the epicenter for our international operations.  Our diverse destinations offer customers the opportunity to discover new experiences and varying cultures in the areas we represent.

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

Brand Strategy

Each property we manage is individually branded in order to extract maximum value from its strengths.  The Castle name stays in the background as our focus is on marketing the uniqueness of each property while satisfying the needs and expectations of our owners.  Each property we manage maintains its own brand identity and personality, while utilizing the Castle advantage of our powerful sales and marketing resources, channel distribution, resort management expertise, industry partnerships and networks.

Our brand strategy is one of the areas that clearly differentiates us from the high profile branded hospitality companies.  When a hotel owner or developer is considering contracting a large worldwide hospitality company for possible hotel management, there are several considerations that must be assessed.  With major worldwide brands usually come the high costs that the owner must bear to sustain the expensive plant, marketing and operational costs that the brand demands in order to fall into the brand’s cookie cutter image. There are also some tangible differences from the guest’s or customer’s perspective.  At Castle, we believe that one size and one guest experience model does not fit all and we also believe that marketing efforts should be focused on the individual property with its unique culture instead of concentrating dollars on the advancement of the brand name instead of the individual property.

We market each property with its own independent brand identity and deploy customized marketing programs to target the specific demographics attracted to each of our unique properties.  Through our property brand building efforts, we begin the process of positioning each of our resorts to our key market segments, niche targeted customers and distribution channels.

We also do not flag our properties with the Castle name.  The advantages of doing so are several.  There is a high demand for the independent smaller boutique hotels and condominiums, as travelers favor a more individualized and unique travel experience. We believe that this allows the consumer to better choose the specific type of vacation experience desired based upon the specific attributes of the property selected.  This ongoing trend towards smaller, independent hotels, as opposed to the familiar mid-range chains has been seen throughout the world tourism marketplace.

Marketing Programs and Promotions

We have implemented numerous marketing programs and promotions directed towards both the consumer and trade markets to generate incremental revenue and customer loyalty for each of our properties.  We have developed a wide range of programs designed specifically to reflect the unique attributes of each of our resort properties, which also includes providing various incentives.  We manage a number of marketing programs and promotions, some of which are seasonal to drive incremental room night revenues during valley periods, and some of which are ongoing throughout the year.  During the past year we have emphasized programs relating to value travel and vacation rental accommodations as well as increased consumer direct booking at the luxury properties we manage.

Growth Strategy

The properties we presently manage are located within the state of Hawaii, with one property in New Zealand.

We also have subsidiary companies set up in other regions of the Pacific Basin and while we believe that there are significant opportunities in this region, we have chosen to focus on obtaining additional contracts within our current markets due to the opportunities afforded by the economic downturn including sales of properties, foreclosures, underperformance of certain properties, and dissatisfaction with the current management of our competitors.  Management will explore expansion again into the Asian region when we determine that the economic conditions would make it once again economically feasible to enter these regions.

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

In addition to focusing on growing our portfolio of managed properties, we will continue to focus efforts on securing additional equity ownership interests in properties in both the domestic and international markets.

Item 1A.  Risk Factors

Not required for smaller reporting companies.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Property.

We lease office space for our principal executive offices.  This lease expires on October 31, 2014 at a rental cost that averages $8,558 per month, plus the cost of common area maintenance.

We also lease additional office space for our finance and accounting operations, which expired on February 28, 2014.  We were successful in obtaining a three year extension, through February 28, 2017 at our current rental rate that averages $5,606 per month, plus the cost of common area maintenance.

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

We continue our ownership (through Mocles) of certain common areas of the property which includes the lobby, restaurant and bar; therefore, we will continue to own and operate the food and beverage operation.  The lobby area owned by us is also rented out to the rental program.  Over the previous ten years, we had operated the room operations at a loss as in addition to our lease obligations to the owners, the property was brand new and was not established in the marketplace.  The property is now well known in the area, especially after the hosting of various teams that participated in the World Rugby Cup, and has a mature base of customers.  Additionally, our food and beverage operations have won various culinary awards in the area and we believe that this combination of a net contract for the room operations and the profitable food & beverage operations will ensure future profitability for our New Zealand operation.

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

In July 2010, we acquired a 7% common series ownership interest in one of the Hawaii-based hotels which we manage as compensation for consulting and due diligence work done during the acquisition of the property by a third party.

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

None.

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

	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Fiscal 2013 price range per common share	$0 .20-$0.30	$0 .25-$0.30	$0 .17-$0.30	$0 .17-$0.17
Fiscal 2012 price range per common share	$0 .16-$0.25	$0 .15-$0.15	$0 .12-$0.12	$0 .15-$0.20

Holders of Record

There were approximately 280 owners of record of Castle’s common stock as of March 15, 2014.

Dividends

We have not paid any dividends with respect to our common stock, and do not intend to pay dividends on our common stock in the foreseeable future.  As more fully described in Note 7 to Castle’s consolidated financial statements included herein, in 1999 and 2000, we issued a total of 11,050 shares of $100 par value redeemable preferred stock.  Dividends are cumulative from the date of original issue and are payable semi-annually, when, and if declared by the board of directors beginning July 15, 1999, at a rate of $7.50 per annum, per share. During the fiscal year ended July 31, 2000, we paid dividends to holders of record as of July 15, 2000, in the amount of $16,715.  At December 31, 2013, undeclared and unpaid dividends on these shares totaled $1,201,904 or $108.77 per preferred share. These dividends are not accrued as a liability, since no dividends have been declared.  We cannot pay dividends on our common stock until we declare and pay the dividends on our preferred stock.  It is the intention of management to utilize and reinvest all discretionary available funds into the development and expansion of our business, rather than for common stock dividend payments.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any equity compensation plans and as such no securities have been authorized for issuance subject to such a plan.

Recent Sales of Unregistered Securities

During the last three years, there were no issuances of unregistered securities.

Use of Proceeds of Registered Securities.

There were no proceeds received by us from the sale of registered securities during the 12 months ending December 31, 2013.

Purchases of Equity Securities by Us and Affiliated Purchasers.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

For added clarity in the discussion below the Company’s Quarterly Statement of Operations for 2013 and 2012 are presented as reported in the Company’s Form 10-Q Quarterly Reports with the Securities and Exchange Commission:

THE CASTLE GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
By Quarter 2013 and 2012
($ in millions)
	Q1/2013	Q2/2013	Q3/2013	Q4/2013	2013	Q1/2012	Q2/2012	Q3/2012	Q4/2012	2012
Revenues
Revenue attributed from Properties	$3.133	$2.834	$3.153	$3.004	$12.124	$3.101	$2.835	$2.888	$3.072	$11.896
Management & Service	3.114	2.939	2.905	2.766	11.724	2.450	2.982	2.683	2.750	10.865
Other Income	0.029	0.000	0.000	0.000	0.029	0.000	0.000	0.000	0.014	0.014
Total Revenues	6.276	5.773	6.058	5.771	23.878	5.551	5.817	5.571	5.836	22.775
.
Operating Expenses
Attributed property expenses	2.635	2.702	2.859	2.824	11.020	2.647	2.604	2.601	2.680	10.532
Payroll and office expenses	3.020	2.945	2.899	2.624	11.488	2.498	3.025	2.682	2.462	10.667
Administrative and general	0.184	0.096	0.107	0.088	0.475	0.171	0.092	0.093	0.090	0.446
Depreciation	0.060	0.050	0.056	0.056	0.222	0.057	0.056	0.056	0.054	0.223
Total Operating Expense	5.899	5.793	5.921	5.592	23.205	5.373	5.777	5.432	5.286	21.868
Operating Profit (Loss)	0.377	-0.020	0.137	0.179	0.673	0.178	0.040	0.139	0.550	0.907
Foreign Exchange Gain (Loss)	-0.070	0.264	-0.219	0.039	0.014	-0.192	0.099	-0.142	0.043	-0.192
Investment Income (Loss)	0.020	0.017	0.000	0.000	0.037	0.096	0.035	0.028	0.016	0.175
Gain on Sale of Investment	0.000	0.000	0.000	0.000	0.000	0.170	0.225	0.000	0.000	0.395
Interest Expense	-0.096	-0.097	-0.092	-0.094	-0.379	-0.096	-0.094	-0.097	-0.088	-0.375
Income (Loss) before taxes	0.231	0.164	-0.174	0.124	0.345	0.156	0.305	-0.072	0.521	0.910
Income tax benefit (Expense)	-0.135	0.044	-0.018	-0.034	-0.143	-0.135	-0.088	-0.034	-0.156	-0.413
Net Profit (Loss)	$0.096	$0.208	-$0.192	$0.090	$0.202	$0.021	$0.217	-$0.106	$0.365	$0.497

Revenue

For 2013, our revenue trend is reflective of a recovery in the tourism industry of Hawaii.  The Hawaii Tourism Authority (HTA) announced that a record 8.2 million visitors to Hawaii in 2013, with an overall 1.2% increase in visitor days, a 2.6% increase in visitor arrivals, and a 2.0% increase in visitor spending in Hawaii for 2013 as compared to 2012. 1   Total airline seats to Hawaii also reflected this trend with an increase of 5.6% in 2013 as compared to 2012. 1

1 Hawaii Tourism Authority:

 http://www.hawaiitourismauthority.org/default/assets/File/research/monthly-visitors/December%202013%20Visitor%20Stats%20(Final).pdf

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

Castle’s Revenues totaled $23,877,726 for the year ended December 31, 2013, representing a 5% increase from $22,774,487 in 2012.  This increase is attributed to the overall improvement in the tourism industry, especially in Hawaii where all of the Company’s domestic operations are situated.

Our quarterly revenues increased 13% and 9% during the first and third quarters of 2013 compared to 2012, and decreased by 1% and 1% during the second and fourth quarters of 2013 compared to 2012.  The tourism industry in Hawaii is highly seasonal, and the results reflected the industry where the first and third quarters of the year are shoulder periods while the second and fourth quarters are typically valley periods.

Revenues attributed from Properties increased 2% to $12,124,316 for the year ended December 31, 2013, as compared to $11,895,796 in 2012, again as a result of the improvement of the Hawaii tourism industry.

Management and Service Revenues increased 8% to $11,724,143 in 2013 from $10,865,044 in 2012.  This increase was attained as a result of the increase in occupancy for both our domestic and foreign operations and was attained despite the sale of one of our Hawaii based contracts in June of 2012.  The increase is attributed to the improvement in the overall world tourism economy, which resulted in increased management and incentive fees from our domestic based net management contracts.

Other income was $29,267 in 2013 compared to $13,647 in 2012.  The increase is attributed to additional cancellation fees we received for a management contract which terminated in 2011.

The Company reported investment income of $37,164 in 2013 compared to $175,145 in 2012, which represents the Company’s share of the income attributable to its minority ownership in a domestic hotel.  The decrease in investment income is due to the hotel undergoing a major renovation project for most of 2013.

Costs and Expenses

Total Operating Expenses were $23,204,687 in 2013, an increase of 6% when compared to $21,867,788 in 2012.  In addition to the increased revenue, the Company increased its marketing staff in 2013 and expanded its marketing channels in the resort condominium market to effectively compete with individual owners that are more and more renting their resort condominium units directly to guests via various websites that promote rentals by owners.

Attributed Property Expenses increased 5% to $11,019,541 in 2013, as compared to $10,531,679 in 2012.  Attributed Property Expenses include the operating expenses of the properties which are managed under Gross Contracts.  The increase in expenses is a result of the increase in Revenue Attributed From Properties of 2%, changes in some of our Gross Contracts where the Company absorbs additional costs of the rental programs, and the acquisition in September 2013 of a Gross Contract by the Company and the related start up costs.

Payroll and office expense totaled $11,487,772 in 2013, as compared to $10,667,646 in the year earlier period, an increase of 8%. This increase is primarily related to additional salary and wages for our sales and marketing corporate headquarters that were previously unfilled in 2012, and hiring additional staff to increase the marketing of our properties.

Administrative and general expense totaled $475,404 in 2013, an increase of 7% as compared to $445,935 for 2012.  The increase is due to a general increase in insurance premiums, increased sales taxes attributed to the increased revenues the Company experienced, and increased repairs and maintenance costs related to the Company’s furniture.

Depreciation expense of $221,970 in 2013 showed a slight decrease when compared to $222,528 in 2012.   This was due to the Company making only limited capital expenditures during 2013.

A foreign exchange gain of $14,284 was recognized in 2013 which resulted from the impact of a decrease of the Guarantor Obligation of the Company that is payable in New Zealand Dollars (see Note 4 of the Notes to Consolidated Financial Statements).   In 2012, the Company recorded a foreign exchange loss of $191,585. The exchange loss was a result of the weakening of the US Dollar exchange rate against the New Zealand Dollar in 2012.

Interest expense totaled $379,176 for 2013, an increase of 1% as compared to 2012’s total of $374,996.  This increase is due to the NZ dollar strengthening from .81 to .82 per 1USD, or 1% from 2012 to 2013.  Total interest expense includes non-cash imputed interest amounting to $200,030 and $0 for the years ended December 31, 2013 and 2012, respectively.  Effective January 1, 2013, the note payable in New Zealand called for payments of NZ$40,000 per month to be applied to the principle balance plus interest payments to Westpac on the debt that was assumed as part of the purchase price of the Podium.  The agreement does not provide for interest to be paid on the balance of the note and therefore, we have imputed interest on the non-Westpac portion of the note payable so that the combined interest rate paid on the note payable is approximately 4.5%.  The amount of imputed interest we recorded was offset with an increase in additional paid in capital on our balance sheet.

The Company provides for a deferred tax asset on its United States taxable income.  Although the Company also has net operating losses that are available to carryforward from its non-US operations, due to the uncertainty of those tax benefits being used in future years, the Company has set up a provision for 100% of those tax benefits.  Income tax expense for 2013 totaled $143,444, a decrease of $269,783 when compared to 2012’s $413,227.  The Company’s deferred tax asset balance of $1,369,154 on December 31, 2013 is derived from its taxable losses in previous years.  This reflects the Company’s estimate of the amount which will offset tax liabilities from expected taxable income in future years.  The Company expects to be profitable again in 2014 and in future years as additional properties and management contracts are added.  We have established a history of profitability, reporting net income for the past three years.  We believe that it is likely that the $431,000 current portion of the deferred tax asset as of December 31, 2013 will be utilized in 2014 and the remainder will be utilized in subsequent years.  Since the majority of these losses occurred in recent years, the useful life of the tax asset extends well into the projected taxable periods.  Further, the nature of the derivation of the tax asset is directly applicable to the nature of the expected tax liability in future periods; as such the ‘quality’ of the tax asset in relation to the expected utilization is high.  (See Note 9 of the Notes to Consolidated Financial Statements.)  The Company’s US based net operating losses available for future use are as follows:

Year	Available Net Operating Loss	Expires
2002	$1,426,964	2022
2007	138,950	2027
2008	669,081	2028
Total available	$2,234,995

Net income for the year ended December 31, 2013, was $201,867 a decrease of $295,169 compared to net income of $497,036 for the year ended December 31, 2012.   Net income for 2012 included a gain of $395,000 on the sale of an investment and a management contract.  Net income for 2013 included an exchange gain of $14,284 compared to an exchange loss of $191,585 in 2012.

EBITDA reflects the Company’s earnings without the effect of depreciation, interest income or expense or taxes.  Castle’s management believes that EBITDA is a good alternative indicator of the Company’s financial performance, because it removes the effects of non-cash depreciation and amortization of assets as well as the fluctuations of interest costs based on Castle’s borrowing history, fluctuations of foreign exchange rates, and increases and decreases in tax expense brought about by changes in the provision for future tax effects rather than current income.  A comparison of EBITDA and Net Income for 2013 and 2012 is shown below.  For the year ended 2013, EBITDA was $946,457 as compared to $1,507,787 for 2012, a decrease of $561,330 or 37%.  EBITDA for the Fourth quarter of 2013 was $275,273 as compared to an EBITDA of $659,900 in the fourth quarter of 2012, a decrease of $384,627 or 58%.  The decrease in EBITDA is attributed to the sale of investments and a contract in 2012 for $395,000.  In addition, the Company reported lower earnings ($37,164 in 2013 and $175,145 in 2012) from its ownership in a hotel due to the hotel being under renovation for most of 2013.   The renovation project for the hotel was completed in November 2013 and the hotel will enter 2014 with a fully renovated product.  EBITDA is not a measure that is recognized within generally accepted accounting principles (GAAP).

Comparison of Net Income to EBITDA:

	Q1/2013	Q2/2013	Q3/2013	Q4/2013	2013	Q1/2012	Q2/2012	Q3/2012	Q4/2012	2012
Net Income:	$95,589	$208,026	$(192,541)	$90,793	$201,867	$22,521	$216,990	$(105,201)	$362,726	$497,036
Add Back:
Income Taxes	134,995	(43,873)	18,139	34,183	143,444	134,577	88,390	33,862	156,398	413,227
Interest Expense	95,846	96,744	92,209	94,377	379,176	95,639	94,362	97,302	87,693	374,996
Depreciation	60,437	49,669	55,944	55,920	221,970	57,473	55,730	56,242	53,083	222,528
EBITDA	$386,867	$310,566	$ (26,249)	$275,273	$946,457	$310,210	$455,472	$ 82,205	$659,900	$1,507,787

Liquidity:

Our primary sources of liquidity include available cash and cash equivalents, and borrowing under the credit facility which was secured in 2008 and further modified in 2013, consisting of a $200,000 line of credit for our US operations and a NZ$300,000 line of credit for our New Zealand operations.  These facilities contain representations and warranties, conditions, covenants and events of default that are customary for this type of credit facility but do not contain financial covenants.  We do not believe the limitations contained in the credit facility will, in the foreseeable future, adversely affect our ability to use the credit facility and execute our business plan.  As of December

31, 2013, the balance of our US line of credit was $150,000 and the NZ line was fully available.  The $150,000 line was fully paid off in January 2014.

We were also successful in extending the due date for our New Zealand loan (see note 6 to the Consolidated Financial Statements), from December 31, 2014 to March 31, 2018.  Although no assurance can be given, management is confident that the Company will be able to generate the operating cashflow necessary to service the loan payment requirements through the due date of the loan, and also that management will be able to refinance this debt in 2018, should there be any outstanding balance on the loan.

Expected uses of cash in fiscal 2014 include funds required to support our operating activities, including continuing to opportunistically and selectively expand the number of properties under our management.   Management is confident that it will be able to generate sufficient operating cashflow to meet these expected uses of cash in fiscal 2014 and beyond.

The trend towards continued improvement in our bottom line is due to the improvement in the tourism industry that we have experienced since the economic downturn that occurred in 2008, together with various cost control initiatives undertaken by the Company since 2008. We experienced Net income of $201,867 in 2013 and net income in 2012 of $497,036. The Company has reported positive EBITDA and positive net income in six of the last eight quarters.  We anticipate a continuation of the improvement in occupancy and average room rates for the properties currently under contract for the remainder of 2014 with more emphasis on increased average room rates.  The Company also signed on another property in September of 2013, and will enter 2014 with one property that has been through an extensive renovation project.  We also plan to expand the number of properties under management, which will increase the overall revenue stream in 2014.  The specific impact of these additions on revenue depends on the timing of when and if new properties are added during the year.

More importantly, since the recession of 2008-2009 we implemented a number of cost saving and efficiency programs that together with increases in revenue, continually improved our profitability and cash flows which resulted in EBITDA of $946,457 in 2013, $1,507,787 in 2012, $1,033,327 in 2011, and $678,500 in 2010 as compared to an EBITDA loss of $429,225 in 2009. We believe that this represents a significant turnaround since the recession years as our EBITDA continued to improve as the tourism industry improved and our cost saving programs went into effect.  We project that the Company will continue to improve the overall profitability, cash flows, and working capital liquidity through 2014 as compared to 2013. This view is based on the following assumptions:

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

•

The benefits of the contract for our New Zealand Property changing in August of 2011 from a gross contract to a net contract.

•

The emergence of travelers from China, Korea and other Asian countries as airlines add more flights from these destinations.

•

An increase in air capacity to Hawaii and the introduction of direct flights from foreign destinations in 2014 such as from Taiwan which implemented a VISA waiver program, Japan and New Zealand.

Based on current revenue forecasts and operating projections we anticipate recording an Operating Profit for the first quarter of 2014, and our current forecasts and projections anticipate that the Company will be profitable in 2014.  Our plans to manage our liquidity position in fiscal 2014 include:

•

Maintaining our operating plan for controlling expenses; while maintaining strong relationships with our owners and travel wholesalers and partners to ensure continuity and good communication.

•

Continuing with only limited capital expenditures and projects.

•

Maintaining our relationships with banks and other institutions and through improved profitability and financial stability increase our borrowing availability under our credit facility.

•

Modifying our operating models for some of our resort condominium properties to more closely mirror the vacation rental market with its limited services and lower costs.

We have considered the impact of the financial outlook on our liquidity and have performed an analysis of the key assumptions in our forecast such as sales, gross margin and expenses; an evaluation of our relationships with our travel partners and property owners and an analysis of cash requirements, other working capital changes, capital expenditures and borrowing availability under our credit facilities.

Based upon these analyses and evaluations, we expect that our anticipated sources of liquidity will be sufficient to meet both our short term and long term obligations without disposition of assets outside of the ordinary course of business or significant revisions of our planned operations.

Other Borrowings

In October 2013, the Company extended, for another year, its available credit facilities by renewing its $200,000 line of credit with a local bank in Hawaii. As of March 28, 2014, the Company has the full $200,000 line of credit available for use.  During 2013, the Company drew in the aggregate $150,000 against its line of credit which was fully repaid in January 2014; during 2012, the Company drew $150,000 repaid $300,000 against the line, leaving the full balance of $200,000 available as of as of December 31, 2012.

We have a NZ$300,000 line of credit with a New Zealand bank to finance its general working capital flows in New Zealand. As of December 31, 2012 and 2013, and March 28, 2014 there were no borrowings against this line of credit.

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

As currency exchange rates change, translation of the income statements of our international businesses into U.S. dollars affects year-over-year comparability of operating results. We have not hedged translation risks because cash flows from international operations were generally reinvested locally. Non-operating foreign transaction exchange net gain for 2013 was $14,284 and a net loss of $191,585 for 2012 attributable to the guaranty of debts in currency other than the functional currency. This was principally driven by U.S. dollar positions held at December 31, 2013 and 2012 affected by the fluctuation in the value of the US dollar to the New Zealand dollar.

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

Item 8.  Financial Statements

The Castle Group, Inc. and Subsidiaries

Table of Contents

Report of Independent Registered Public Accounting Firm	Page 15
Consolidated Balance Sheets – December 31, 2013 and 2012	Page 16
Consolidated Statements of Operations and Comprehensive Income (Loss) - Years Ending December 31, 2013 and 2012	Page 17
Consolidated Statements of Cash Flows – Years Ending December 31, 2013 and 2012	Page 18
Consolidated Statements of Stockholders’ Deficit - Years Ending December 31, 2013 and 2012	Page 19
Notes to Consolidated Financial Statements	Pages 20-29

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

The Castle Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of The Castle Group, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income, cash flows, and stockholders’ deficit, for the years ended December 31, 2013 and 2012.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Castle Group, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the consolidated results of operations and cash flows for the years ended December 31, 2013 and 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ Mantyla McReynolds LLC

Mantyla McReynolds LLC

Salt Lake City, Utah

March 31, 2014

THE CASTLE GROUP INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2013 & 2012

	DEC 31, 2013	DEC 31, 2012
ASSETS
Current Assets
Cash and cash equivalents	$ 1,137,215	$ 781,662
Accounts receivable, net of allowance for bad debts	2,453,363	2,047,772
Deferred tax asset	431,000	431,000
Note receivable, current portion	15,000	40,000
Prepaid expenses and other current assets	332,286	298,429
Total Current Assets	4,368,864	3,598,863
Property plant & equipment, net	7,160,790	7,380,379
Deposits and other assets	217,479	242,259
Note receivable	195,366	185,000
Investment in limited liability company	463,969	459,705
Goodwill	54,726	54,726
Deferred tax asset	938,154	1,069,695

TOTAL ASSETS	$ 13,399,348	$ 12,990,627

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$ 2,795,276	$ 2,665,431
Payable to related parties	88,983	112,681
Deposits payable	605,046	638,156
Current portion of long term debt	541,776	280,054
Current portion of long term debt to related parties	-	6,250
Accrued salaries and wages	1,513,660	1,213,839
Accrued taxes	57,018	67,770
Other current liabilities	28,817	18,514
Total Current Liabilities	5,630,576	5,002,695
Non Current Liabilities
Long term debt, net of current portion	3,890,130	4,496,447
Notes payable to related parties, net of current portion	117,316	132,421
Other long term obligations	3,429,210	3,443,494
Total Non Current Liabilities	7,436,656	8,072,362
Total Liabilities	13,067,232	13,075,057
Stockholders' Equity (Deficit)
Preferred stock, $100 par value, 50,000 shares authorized, 11,050	1,105,000	1,105,000
shares issued and outstanding in 2013 and 2012, respectively
Common stock, $.02 par value, 20,000,000 shares authorized, 10,026,392	200,529	200,529
shares issued and outstanding in 2013 and 2012, respectively
Additional paid in capital	4,624,014	4,423,984
Retained deficit	(5,628,512)	(5,830,379)
Accumulated other comprehensive income	31,085	16,436
Total Stockholders' Equity (Deficit)	332,116	(84,430)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 13,399,348	$ 12,990,627

The accompanying notes are an integral part of these consolidated financial statements

THE CASTLE GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2013 & 2012

	2013	2012
Revenues
Revenue attributed from properties	$ 12,124,316	$ 11,895,796
Management & Service	11,724,143	10,865,044
Other Revenue	29,267	13,647
Total Revenues	23,877,726	22,774,487

Operating Expenses
Attributed property expenses	11,019,541	10,531,679
Payroll and office expenses	11,487,772	10,667,646
Administrative and general	475,404	445,935
Depreciation	221,970	222,528
Total Operating Expense	23,204,687	21,867,788
Operating Income	673,039	906,699
Foreign Currency Transaction Gain (Loss)	14,284	(191,585)
Investment income	37,164	175,145
Gain on sale of investment and contract	-	395,000
Interest Expense	(379,176)	(374,996)
Income before taxes	345,311	910,263
Income tax provision	(143,444)	(413,227)
Net Income	201,867	497,036

Other Comprehensive Income
Foreign currency translation adjustment	14,649	103,545
Total Comprehensive Income	$ 216,516	$ 600,581

Earnings Per Share
Basic	$ 0.02	$ 0.05
Diluted	$ 0.02	$ 0.05
Weighted Average Shares
Basic	10,026,392	10,026,392
Diluted	10,394,725	10,394,725

The accompanying notes are an integral part of these consolidated financial statements

THE CASTLE GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDING DECEMBER 31, 2013 & 2012

	2013	2012
Cash Flows from Operating Activities
Net income	$ 201,867	$ 497,036
Adjustments to reconcile from net income to net cash from
operating activities:
Depreciation	221,970	222,457
Non cash interest expense	200,030	-
Foreign exchange (gain) loss on guarantor obligation	(14,284)	191,585
Investment income	(4,262)	(175,143)
Gain on sale of investment and contract	-	(395,000)
Deferred taxes	131,541	413,227
(Increase) decrease in
Accounts receivable	(529,314)	674,672
Other current assets	(34,461)	(40,119)
Notes Receivable	14,634	-
Deposits and other assets	23,979	(210,996)
Increase (decrease) in
Accounts payable and accrued expenses	559,770	(942,932)
Customer advance deposits	(33,020)	63,805
Net Change from Operating Activities	738,450	298,592

Cash Flows from Investing Activities
Purchase of assets	(32,108)	(11,751)
Sale of ownership in hotel	-	350,000
Net Change from Investing Activities	(32,108)	338,249

Cash Flows from Financing Activities
Proceeds from notes	150,000	150,000
Payments on notes to related parties	(3,011)	(6,250)
Payments on notes	(495,150)	(711,014)
Net Change from Financing Activities	(348,161)	(567,264)

Effect of foreign currency exchange rate on changes in cash and cash equivalents	(2,628)	1,598

Net Change in Cash and Cash Equivalents	355,553	71,175
Beginning Balance	781,662	710,487
Ending Balance	$ 1,137,215	$ 781,662

Supplementary Information
Cash Paid for Interest	$ (197,656)	$ (375,088)
Cash Paid for Income Taxes	(11,903)	-

The accompanying notes are an integral part of these consolidated financial statements

THE CASTLE GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)
YEARS ENDING DECEMBER 31, 2013 & 2012

							Accumulated
	Preferred		Common		Additional		Other
	Stock		Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance 12/31/11	11,050	$ 1,105,000	10,026,392	$ 200,529	$ 4,423,984	$(6,327,415)	$ (87,109)	$ (685,011)

Net Income 12/31/12						497,036		497,036

Foreign Currency Translation Adjustment							103,545	103,545

Balance 12/31/12	11,050	1,105,000	10,026,392	200,529	4,423,984	(5,830,379)	16,436	(84,430)

Net Income 12/31/13						201,867		201,867

Foreign Currency Translation Adjustment							14,649	14,649

Non Cash Imputed Interest Expense					200,030			200,030

Balance 12/31/13	11,050	$ 1,105,000	10,026,392	$ 200,529	$ 4,624,014	$(5,628,512)	$ 31,085	$ 332,116

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

Accounts Receivable

The Company records an account receivable for revenue earned but not yet collected.  The Company estimates allowances for doubtful accounts based on the aged receivable balances and historical losses.  If the Company determines any account to be uncollectible based on significant delinquency or other factors, it is immediately written off.  An allowance for bad debts has been provided based on estimated losses amounting to $166,384 and $146,958 as of December 31, 2013 and 2012, respectively.

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

At December 31, 2013 and 2012, property, plant, and equipment consisted of the following:

	2013	2012
Real estate - Podium	$8,461,550	$8,496,798
Equipment and furnishings	1,647,236	1,658,014
Less accumulated depreciation	(2,947,996)	(2,774,433)

Net property, furniture and equipment	$7,160,790	$7,380,379

Depreciation is computed using the declining balance and straight-line methods over the estimated useful life of the assets (Equipment and furnishings 5 to 7 years, Podium 50 years).  For the years ended December 31, 2013 and 2012, depreciation expense was $221,970 and $222,528, respectively.

Goodwill and Intangibles

We perform impairment tests of goodwill at our reporting unit level, which is one level below our operating segments. Our operating segments are primarily based on geographic responsibility, which is consistent with the way management runs our business.

The goodwill impairment test consists of a two-step process, if necessary. The first step is to compare the fair value of a reporting unit to its carrying value, including goodwill. We typically use discounted cash flow models to determine the fair value of a reporting unit. The assumptions used in these models are consistent with those we believe hypothetical marketplace participants would use. If the fair value of the reporting unit is less than its carrying value, the second step of the impairment test must be performed in order to determine the amount of impairment loss, if any. The second step compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds its implied fair value, an impairment charge is recognized in an amount equal to that excess. The loss recognized cannot exceed the carrying amount of goodwill.

The Company has the option to perform a qualitative assessment of goodwill prior to completing the two-step process described above to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill and other intangible assets. If the Company concludes that this is the case, it must perform the two-step process. Otherwise, the Company will forego the two-step process and does not need to perform any further testing. During 2013, the Company performed qualitative assessments on the entire consolidated goodwill balance.

The Company has completed its annual impairment testing of its goodwill at December 31 of each of the years presented. The Company has not recognized any impairment losses during the periods presented.

Revenue Recognition

In accordance with ASC 605: Revenue Recognition, the Company recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price charged is fixed or determinable, and collectability is reasonably assured.

Specifically, the Company recognizes revenue from the management of resort properties according to terms of its various management contracts.

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

Advertising, Sales and Marketing Expenses

The Company incurs sales and marketing expenses (mostly consisting of employee wages) in conjunction with the production of promotional materials, trade shows, and related travel costs.  The Company expenses advertising and marketing costs as incurred or as the advertising takes place.  For the years ended December 31, 2013 and 2012, total advertising expense was $1,062,286 and $877,834 respectively.

Stock-Based Compensation

The Company has accounted for stock-based compensation by recording an expense associated with the fair value of stock-based compensation over the requisite service period, which typically represents the vesting period.  For employees, the measurement date is the grant date.  For non-employees the measurement date is the earlier of the date of performance completion or the date of performance commitment if a sufficient disincentive to perform exists.  The Company currently uses the Black-Scholes option valuation model to calculate the valuation of stock options and warrants at the measurement date.  Option pricing models require the input of highly subjective assumptions, including the expected price volatility.  Changes in these assumptions can materially affect the fair value estimate.  No stock based compensation was issued in the years ended December 31, 2012 and 2013.

Income Taxes

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities.  We have recorded tax benefits for our US based operations as these benefits have been used in the past, and are likely to be used in the future.  We do not recognize any tax benefits from our net operating losses from our foreign operations, as it is not certain that these tax benefits will be realized in the future.  The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement.  Unrecognized tax benefits are tax benefits claimed in our tax returns that do not meet these recognition and measurement standards.  Our policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense.  For the years ended December 31, 2013 and 2012, the Company did not recognize any interest or penalties in its Statement of Operations, nor did it have any interest or penalties accrued in its Balance Sheet at December 31, 2013 and 2012, relating to unrecognized benefits.

Basic and Diluted Earnings per Share

Basic earnings per share of common stock were computed by dividing income available to common stockholders, by the weighted average number of common shares outstanding.  Diluted earnings per share were computed using the treasury stock method for vested warrants and the if-converted method for redeemable preferred stock. The calculation of diluted earnings per share for 2013 and 2012 includes 368,333 shares which would be issued upon conversion of the outstanding $100 par value redeemable preferred stock of the Company.  During the years ended December 31, 2013 and 2012, the Company had warrants totaling 80,000 outstanding at each year end, respectively, that were excluded from the computations of diluted net income per share because the warrants would have been antidilutive for the periods presented.

Concentration of Credit Risks

The Company maintains its cash with several financial institutions in Hawaii and New Zealand.  Balances maintained with these institutions are occasionally in excess of federally, insured limits.  As of December 31, 2013 and 2012, the Company had balances of $245,637 and $252,720, respectively, in excess of US federally insured, limits of $250,000 per financial institution.

Concentration in Market Area

The Company manages hotel properties in Hawaii and New Zealand, and is dependent on the visitor industries in these geographic areas.

Fair Value of Financial Instruments

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs.  A fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, may be used to measure fair value.  The carrying values of cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses approximate fair value due to the relatively short-term maturities of these financial instruments.  The carrying values of notes receivable and notes payable approximate fair value as these notes have interest rates or imputed interest rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Long-Lived Assets

We regularly evaluate whether events or circumstances have occurred that indicate the carrying value of our long-lived assets may not be recoverable.  When factors indicate the asset may not be recoverable, we compare the related undiscounted future net cash flows to the carrying value of the asset to determine if impairment exists.  If the expected future net cash flows are less than the carrying value, an impairment charge is recognized based on the fair value of the asset.  No impairments were indicated or recorded during the years ended December 31, 2013 and 2012.

Guarantees

We record a liability for the fair value of a guarantee on the date a guarantee is issued or modified.  The offsetting entry depends on the circumstances in which the guarantee was issued.  Funding under the guarantee reduces the recorded liability.  When no funding is forecasted, the liability is amortized into income on a straight-line basis over the remaining term of the guarantee. During the years ended December 31, 2013 and 2012, there was no amortization recorded.  Guarantees are presented as other long term obligations on the balance sheet.

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

On July 23, 2010, the Company acquired a 7% common series interest in the ownership of a hotel located in Hawaii.  The Company received a finder’s fee in exchange for the Company’s assistance to the buyers of the hotel in negotiating the purchase, performing due diligence and other consulting work.  The Company recognized $188,173 in revenue resulting from cash received in finder’s fees and consulting fees and then used those funds to acquire the 7% common series interest.  The investment is accounted for as an equity method investment and during the year ended December 31, 2013 and 2012, the Company recognized $37,164 and $175,145, respectively, in other income resulting from their portion of the net income attributable to the common series ownership interest.

Foreign Currency Translation and Transaction Gains/Losses

The U.S. dollar is the functional currency of our consolidated entities operating in the United States.  The functional currency for our consolidated entities operating outside of the United States is generally the currency of the country in which the entity primarily generates and expends cash.  For consolidated entities whose functional currency is not the U.S. dollar, we translate their financial statements into U.S. dollars.  Assets and liabilities are translated at the exchange rate in effect as of the financial statement date, and the line items of the results of operations are translated using the weighted average exchange rate for the year. Translation adjustments resulting from these translations are included as a separate component of shareholders’ equity.  Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations.

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

2.   Related Party Transactions

Hanalei Bay International Investors (“HBII”)

As disclosed in Note 3, the Company has a receivable of $4,269,151 from Hanalei Bay International Investors (“HBII”). The Chairman and CEO of the Company is the sole shareholder of HBII Management, Inc., the managing General Partner of HBII.  In that the collection of this receivable is subject to uncertainty and risks over which the Company has no control, there can be no assurance that the Company will be able to collect this receivable within the next ten years, if at all.  In light of such uncertainties, as required by Generally Accepted Accounting Principles (“GAAP”) the Company has established a reserve for uncollectible amounts equal to the entire amount of the receivable.  See Note 4 regarding the assignment of this receivable.

Investment in LLC

In July 2010, the Company acquired a 7% interest in a limited liability company that purchased one of the properties managed by the Company.  After the purchase, the chief financial officer of Castle Resorts & Hotels, Inc. was appointed treasurer of a subsidiary of the limited liability company that owns the property.  See Note 1.

Related Party Loans

As disclosed in Note 6, during 2002, the Company’s Chairman and CEO advanced $117,316 to the Company for general working capital. The note bears interest at 10% and is due on or before January 1, 2016.  At December 31, 2013, the balance of the note was $117,316.

Through December 2013, the Company has accrued but not paid the Chairman and CEO $22,617 related to expenses incurred on behalf of the Company, and $65,967 for interest accrued on the $117,316 note payable.

3.   Notes Receivable

Notes receivable consisted of the following:

	2013	2012

Note receivable from Hanalei Bay International Investors,

secured by a direct assignment of Hanalei Bay International

Investors right to receive future proceeds from HBII’s

ownership interest in an unrelated real estate development

company (Assigned to third parties - see Note 2).

	$ 4,269,151	$ 4,269,151

Less Reserve for Uncollectible Notes	(4,269,151)	(4,269,151)

Note receivable from Oceanfront Realty, interest rate of 2%. Note is payment for the sale of one of the Company’s management contracts. Payments are payable based on 30% of the net profits originating from the contract.	210,366	225,000

Notes Receivable, Total	210,366	225,000
Less Current Portion	(15,000)	(40,000)
Notes Receivable, Non-current	$195,366	$185,000

During the year ended December 31, 2012, the Company recognized a gain of $225,000 on the sale of one of the Company’s management contracts.  There were no such transactions during the year ended December 31, 2013.

4.   Commitments and Contingencies

Leases

The Company leases two office spaces that expire on February 28, 2017 and October 31, 2014.  For the years ended December 31, 2013 and 2012, the Company paid $366,333 and $351,317, respectively, in lease expense for these leases. As of December 31, 2013, the future minimum rental commitment under these leases was $515,368.

Year	Amount
2014	283,536
2015	106,999
2016	106,999
Thereafter	17,834
Total	$ 515,368

Guaranty

As part of the Company’s purchase of real estate in New Zealand, an assignment of $3,018,000 of the total note receivable from HBII was made to the seller of the real estate, with the Company remaining as guarantor should the note receivable not be collected before March 31, 2018 (see Note 2).   In 2012, the New Zealand dollar strengthened against the US dollar, and the Company recorded a foreign exchange loss of $191,585, and increased the amount recorded as “Other long term obligations” to $3,443,494.  In 2013, the New Zealand dollar weakened against the US dollar, and the Company recorded a foreign exchange gain of $14,284, and decreased the amount previously recorded as “Other long term obligations” to $3,429,210.

In March 2012, the Company extended the due date in that the loan agreement provides that if the Company remains current with its obligations in connection with the purchase of the New Zealand Real Estate (which the Company has complied with during 2012 and 2013), an extension to December 31, 2014 was available. In March 2014, the Company further extended the due date for the loan to March 31, 2018.

Management Contracts

The Company manages several hotels and resorts under management agreements expiring at various dates.  Several of these management agreements contain automatic extensions for periods of 1 to 10 years.

In addition, the Company has sales, marketing and reservations agreements with other hotels and resorts expiring at various dates through December 2022.  Several of these agreements contain automatic extensions for periods of one month to three years.  Fees received are based on revenues, net available cash flows or commissions as defined in the respective agreements.

Litigation

From time to time, there are claims and lawsuits pending against the Company involving complaints, which are normal and reasonably foreseeable in light of the nature of the Company’s business.  The ultimate liability of the Company, if any, cannot be determined at this time.  Based upon consultation with counsel, management does not expect that the aggregate liability, if any, resulting from these proceedings would have a material effect on the Company’s consolidated financial position, results of operations or liquidity.

5. Employee Benefits

The Company has a 401(k) Profit Sharing Plan (the “Plan”) available for its employees.  Any employee with one-year of continuous service and 1,000 credited hours of service, who is at least twenty-one years old, is eligible to participate.  For the years ended December 31, 2013 and 2012, the Company made no profit contributions.

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

6. Notes Payable

Notes payable at December 31 consisted of the following

		2013	2012
Note dated 6/6/04 to a director, with interest at the rate of 8%, monthly payments of interest plus $521, balance due 1/1/14, unsecured. The note was paid in full in December 2013.		$-	$21,355

Note dated 12/31/02 from the Company’s CEO, with interest at 10%, due on or before 1/1/16, unsecured		117,316	117,316

Note dated 12/31/04, payable in New Zealand dollars, with an original face value of $8.6 million and secured by real estate in New Zealand and a general security agreement including an assignment of $3.018 million of the note receivable due from HBII.  The Company acts as a guarantor for the payment of the assigned receivable, and therefore, the obligation undertaken as a guarantor is included in this amount.  The guarantor obligation is referred to as “Other long term obligations” on the Balance Sheet (See Note 4).

The note calls for payments of NZ $40,000 (US $32,648) per month.

The note also calls for monthly interest payments to a NZ bank for a loan in favor of Mocles at the bank’s prime rate plus 2%.  The maturity date is March 31, 2018.

		7,711,116	8,136,645

Note dated 10/20/08 payable to a bank, with interest at the bank’s prime rate plus 1%, secured by a security interest in all personal property of the Company and by the personal guaranty of the Company’s Chairman & CEO, with monthly payments of $8,333 plus interest. The note was paid in full in October 2013.		-	83,350

Revolving line of credit with a bank for up to $200,000. The line is secured by a general security interest in the Company’s assets. Draws against the line will bear interest at the bank’s base lending rate plus 2%, which as of December 31, 2013 was 6.375%. The line has a termination date of October 31, 2014.		150,000	-

Revolving line of credit with a bank for up to NZ $300,000 (US$244,860). The line is secured by a general security interest in the Company’s assets in New Zealand. Draws against the line will bear interest at the bank’s base lending rate plus 2%. The line is cancellable at any time by the bank.		-	-

Subtotal		$7,978,432	$8,358,666
Less Current Portion		541,776	286,304

Notes payable, non-current	$`	7,436,656	$8,072,362

The five year payout schedule for notes payable is as follows:

 Year

       Amount

2014

   $    541,776

2015

         509,092

2016                 391,776

2017

         391,776

2018

      6,144,012

Total

   $ 7,978,432

7.  Redeemable Preferred Stock

In 1999 and 2000, the Company issued a total of 11,050 shares of $100 par value redeemable preferred stock to certain officers and directors.  Dividends are cumulative from the date of original issue and are payable semi-annually, when, and if declared by the board of directors beginning July 15, 1999, at a rate of $7.50 per annum per share.   At December 31, 2013, undeclared and unpaid dividends on these shares were $1,201,905 or $108.77 per preferred share.  These dividends are not accrued as a liability, as no declaration has occurred. The shares are nonvoting, and are convertible into the Company’s common stock at an exercise price of $3.00 per share.  As of January 15, 2001, the redeemable preferred stock is redeemable at the option of the Company at a redemption price of $100 per share plus accrued and unpaid dividends.

8.  Common Stock

There were no issuances of Common Stock of the Company in 2013 or 2012.

Common Stock Options and Warrants

The Company does not have Stock Based Incentive, Stock Purchase or Stock Option or Warrant Plans.  No options or warrants were outstanding prior to January 1, 2007.

Changes in warrants for the year ended December 31, 2013 were as follows:

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Term (in Years)	Intrinsic Value
Outstanding and exercisable at December 31, 2012	80,000	$1.00	2.58	$ -
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited/Expired	-	-	-	-
Outstanding and exercisable at December 31, 2013	80,000	$1.00	1.58	$ -

The following table summarizes information about compensatory warrants outstanding at December 31, 2013:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.00	80,000	1.58	$ 1.00	80,000	$ 1.00

9.    Income Taxes

The provision for income taxes consists of the following:

	2013	2012
Current	$ 0	$ 0
Deferred
Federal	127,592	367,562
State	15,852	45,665
Foreign	-	-
Total Provision (Benefit)	$ 143,444	$ 413,227

The components of the Company’s deferred tax assets and liabilities are as follows:

	2013	2012
Deferred Tax Assets
Current
Accounts Receivable	$ 61,437	$ 69,973
Accrued Vacation	239,528	166,115
Net Operating Loss	281,257	262,764
Less: Current portion of Valuation Allowance	(151,222)	(67,852)
Total Current, Net	431,000	431,000
Non-Current
Note Receivable	364,832	364,832
Goodwill	12,349	21,031
Net Operating Loss Carryforwards	954,932	1,281,821
Less: Valuation Allowance	(393,959)	(597,989)
Total Non-Current, Net	938,154	1,069,695
Total Deferred Tax Asset, Net	$ 1,369,154	$ 1,500,695

As of December 31, 2013, the Company had net operating loss carry forwards amounting to $1,992,343 for domestic jurisdictions which expire on various dates through 2028 and $2,086,998 for foreign jurisdictions that do not expire. The Company expects to utilize $628,000 of the domestic net operating losses and other current deferred tax assets for the year ended December 31, 2014, and has therefore classified this portion of the deferred tax asset associated with the loss carryforward as a current asset on the Company’s consolidated balance sheet.  The Company has reported a full valuation allowance on deferred tax assets in foreign jurisdictions, which changed from $665,841 to $545,181 during the year ended December 31, 2013 resulting in a decrease of $120,660.

The Company’s US based net operating losses available for future use are as follows:

        Available

Year

Net Operating Loss

Expires

2002

$             1,184,312

2022

2007

  138,950

2027

2008

  669,081

2028

Total Available

$             1,992,343

Income tax expense differs from amounts computed by applying the statutory Federal rate to pretax income as follows:

	2013	2012
Expected US Income Tax (Benefit) on Consolidated Income before Tax	$ 117,406	$ 309,489
Effects of:
Expected State Income Tax (Benefit) on Consolidated Income before Tax	15,404	42,654
Change in valuation allowance	(120,660)	(86,822)
Permanent Differences	125,035	76,425
Earnings/(Losses) in foreign jurisdictions taxes at rates different from the statutory U.S. federal rate	7,040	48,442
Other, net	(781)	23,039
Effective Tax Provision (Benefit)	$ 143,444	$ 413,227

The Company has evaluated its uncertain tax positions and determined that any required adjustments would not have a material impact on the Company's balance sheet, income statement, or statement of cash flows.

A reconciliation of the unrecognized tax benefits for the years ending December 31, 2013 and 2012 is presented in the table below:

	2013	2012
Beginning Balance	$ -	$ -
Additions based on tax positions related to the current year	-	-
Reductions for tax positions of prior years	-	-
Reductions due to expiration of statute of limitations	-	-
Settlements with taxing authorities	-	-
Ending Balance	$ -	$ -

The tax years 2010 through 2013 remain open to examination for federal income tax purposes and by other major taxing jurisdictions to which we are subject.

10. Foreign Operations and Business Segments

The Company has one business segment consisting of resort and hotel management services.  The consolidated financial statements include the following related to international operations (which are predominately in New Zealand): Revenues of $5,786,493 in 2013 and $5,537,652 in 2012; net income of $175,998 in 2013 and $100,408 in 2012; and net fixed assets of $7,142,040 in 2013 and $7,379,578 in 2012.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management conducted an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer (who is also the Acting Chief Financial Officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2013.  Our Chief Executive Officer has concluded that all disclosure controls and procedures were effective as of December 31, 2013, in providing reasonable assurance that information required to be disclosed by us in the reports we file under the Exchange Act are recorded, processed, summarized, and reported as specified in the Securities and Exchange Commission’s rules, regulations, and forms.

The design and evaluation of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Management has determined that any identified deficiencies, in the aggregate, do not constitute material weaknesses in the design and operation of our internal controls in effect prior to December 31, 2013.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during its fourth fiscal quarter of 2013 that have materially affected, or are reasonably likely to materially affect its internal control over financial reporting.

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

Management’s assessment of the effectiveness of our internal controls is based principally on our financial reporting as of December 31, 2013.  In making our assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (1992).  Our management, with the participation of our Chief Executive Officer (who is also the Acting Chief Financial Officer), has evaluated the effectiveness of our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, as of December 31, 2013. Those rules define internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”) and includes those policies and procedures that:

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

Based on our assessment and those criteria, management believes that, as of December 31, 2013, the Company’s internal control over financial reporting is effective.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm due to rules established by the Securities and Exchange Commission for Smaller Reporting Companies.  Our auditors have not advised us of any material weaknesses in our internal controls in connection with auditing our consolidated financial statements for the years ended December 31, 2013, and 2012.

Item 9B. Other Information.

None reported

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information concerning the directors and executive officers of Castle as of December 31, 2013. Except as otherwise stated below, the directors will serve until the next annual meeting of stockholders or until their successors are elected or appointed, and the executive officers will serve until their successors are appointed by the Board of Directors.

Name	Age	Position	Position Held Since
Rick Wall	70	Chief Executive Officer, acting Chief Financial Officer, Director and Chairman of the Board	1993
Alan R. Mattson	57	Chief Operating Officer and Director	2004
Motoko Takahashi	69	Secretary and Director	1993
John Brogan	81	Director	2007
Rick Humphreys	70	Director	2005
Stanley Mukai	81	Director	2004
Tony Vericella	61	Director	2004

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

Item 11. Executive Compensation.

Executive Compensation

The following table shows for the fiscal years ended December 31, 2013 and 2012 the aggregate annual remuneration of the highly paid persons who are executive officers of Castle:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation	All Other Compensation	Total Earnings
Rick Wall CEO & Director	12/31/13 12/31/12	$239,990 198,000	$ 0 0	$ 0 0	$ 0 0	$ 0 0	$ 0 0	$ 0 0	$ 239,990 198,000
Alan Mattson COO & Director	12/31/13 12/31/12	176,760 160,500	0 0	0 0	0 0	0 0	0 0	0 0	176,760 160,500

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

Compensation of Directors

DIRECTOR COMPENSATION

There was no compensation paid to Directors of the Company during the calendar years 2013 and 2012.

Item 12 . Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners

The following table sets forth the number of shares of Castle’s common stock beneficially owned as of March 28, 2014 by:  (i) each of the two highest paid persons who were officers and directors of Castle, (ii) all officers and directors of Castle as a Group, and (iii) each shareholder who owned more than 5% of Castle’s common stock, including those shares subject to outstanding options, warrants and other convertible items.  Amounts also reflect shares held both directly and indirectly by the persons named.

Name and Address	Beneficially Owned (1)	Shares % of Class (4)
Rick Wall 3 Waterfront Plaza, Suite 555 500 Ala Moana Boulevard Honolulu, HI 96813	2,719,833 (2)	27.1%
Motoko Takahashi 3 Waterfront Plaza, Suite 555 500 Ala Moana Boulevard Honolulu, HI 96813	1,138,900	11.4%
Stanley Mukai 500 Ala Moana Blvd 4th Floor Honolulu, HI 96813	190,334(3)	1.9%
Alan R. Mattson 3 Waterfront Plaza, Suite 555 500 Ala Moana Boulevard Honolulu, HI 96813	102,000	1.0%
John Brogan 797 Moanila St. Honolulu, HI 96821	43,334	0.4%
Tony Vericella 1909 Ala Wai Blvd #1603 Honolulu, HI 96815	26,667	0.3%
Directors and officers as a group (6 persons)	4,221,068	42.1%

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

Options, Warrants and Rights

No Options, warrants or stock rights were exercised in 2013 or 2012.

In 1999 and 2000, Castle issued 11,105 shares of Castle’s $100 par value redeemable Preferred Stock through a private placement for a gross consideration of $1,105,000.  The stock bears cumulative dividends at the rate of $7.50 per annum for each share of stock.  Upon certain tender offers to acquire substantially all of Castle’s common stock, the holders of the Redeemable Preferred Stock may require that the shares be redeemed at a redemption price of $100 per share plus accrued and unpaid dividends.  The shares are nonvoting and entitle the holder to convert each share of Preferred Stock into 33.33 shares of Castle’s common stock.  Dividends are cumulative from the date of original issue and are payable, semi-annually, when, and if, declared by the board of directors.  At December 31, 2013, undeclared and unpaid dividends on these shares were $1,201,905 or $108.77 per preferred share.

In August of 2010, the Company issued 80,000 shares of its common stock and 80,000 warrants to purchase one share of the Company’s common stock at a price of $1.00.  The warrants expire on August 3, 2015.  The stock and warrants were issued in blocks of 10,000 to each of the eight non-employee directors of the Company.  No warrants were exercised as of December 31, 2013.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

In August of 2010, the Company issued 80,000 shares of its common stock and 80,000 warrants to purchase one share of the Company’s common stock at a price of $1.00.  The warrants expire on August 3, 2015.  The stock and warrants were issued in blocks of 10,000 to each of the eight non-employee directors of the Company.  No warrants were exercised as of December 31, 2013.

In October 2008, the Company secured a line of credit with a local bank.  The line was secured by the personal guaranty of the Company’s Chairman and CEO, and a general security interest in the Company’s assets.  The Company renewed and increased the line up to $200,000 in October 2012.  In October 2013, the personal guaranty of the Company’s Chairman and CEO was released by the bank and the line was renewed and is due in October 2014.

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

Related Party Loans

Through December 2013, the Company has accrued but not paid the Company’s COO a total of $399 for expenses incurred on behalf of the Company.

During 2002, the Company’s Chairman and CEO advanced $117,316 to the Company for general working capital.  The note bears interest at 10% and is due on or before January 1, 2016.  At December 31, 2013, the balance of the note was $117,316.

Through December 2013, the Company has accrued but not paid the Chairman and CEO a total of $22,617 for expenses incurred on behalf of the Company, and $65,967 for interest accrued on the $117,316 note payable.

At December 31, 2013, except for the transaction with HBII, the issuance of stock and warrants described above, the financing guarantee arrangement, the related party loans, the accrued reimbursable expenses, and the employment agreements with Rick Wall, Alan Mattson and Michael Nitta, there were no transactions, proposed transactions or outstanding transactions to which Castle or any of its subsidiaries was or is to be a party, in which the amount involved exceeds $50,000 and in which any director or executive officer, or any shareholder who is known to Castle to own of record or beneficially more than 10% of Castle’s common stock, or any member of the immediate family of any of the foregoing persons, had a direct or indirect material interest.

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

Item 14. Principal Accounting Fees and Services.

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2013 and 2012:

Fee Category	2013	2012
Audit Fees	$ 110,320	$ 107,529
Audit-related Fees	0	0
Tax Fees	4,500	4,181
All Other Fees	0	0
Total Fees	$ 114,820	$ 111,710

AUDIT FEES

The aggregate fees billed by Castle’s auditors for professional services rendered in connection with the audit of Castle’s annual consolidated financial statements and reviews of the interim consolidated financial statements for 2013 and 2012 were $110,320 and $107,529, respectively.

AUDIT-RELATED FEES

There were no aggregate fees billed by Castle’s auditors for any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of Castle’s financial statements and are not reported under “Audit Fees” above for 2013 and 2012.

TAX FEES

The aggregate fees billed by Castle’s auditors for professional services for tax compliance, tax advice, and tax planning for 2013 and 2012 were $4,500 and $4,181, respectively.

ALL OTHER FEES

There were no non-audit services rendered to Castle, such as attending meetings and other miscellaneous financial consulting, for 2013 and 2012.

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

March 31, 2014

By  /s/ Rick Wall

Rick Wall, Chief Executive Officer

and Chairman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Rick Wall	Date:	3/31/14
Rick Wall
Chief Executive Officer and
Chairman of the Board

/s/ Alan R. Mattson	Date:	3/31/14	/s/ Stanley Mukai	Date	3/31/14
Alan R. Mattson			Stanley Mukai
Director & Chief Operating Officer			Director

/s/ John Brogan	Date:	3/31/14	/s/ Tony Vericella	Date:	3/31/14
John Brogan			Tony Vericella
Director			Director

/s/ Rick Humphreys	Date:	3/31/14	/s/ Motoko Takahashi	Date:	3/31/14
Rick Humphreys			Motoko Takahashi
Director			Secretary & Director