Form 10-Q
period 2014-03-31
CASTLE GROUP INC
filed 2014-05-15
CIK 918543

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

May 14, 2014 - 10,026,392 shares of common stock.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

THE CASTLE GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2014 & DECEMBER 31, 2013
UNAUDITED

ASSETS
	MAR 31, 2014	DEC 31, 2013
Current Assets
Cash and cash equivalents	$ 1,268,601	$ 1,137,215
Accounts receivable, net of allowance for bad debts	2,231,878	2,453,363
Deferred tax asset	431,000	431,000
Note receivable, current portion	15,000	15,000
Prepaids and other current assets	435,946	332,286
Total Current Assets	4,382,425	4,368,864
Property plant & equipment, net	7,543,430	7,160,790
Deposits and other assets	222,669	217,479
Note receivable	193,070	195,366
Investment in limited liability company	513,064	463,969
Deferred tax asset	833,676	938,154
Goodwill	54,726	54,726

TOTAL ASSETS	$ 13,743,060	$ 13,399,348

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 2,639,666	$ 2,795,276
Payable to related parties	65,732	88,983
Deposits payable	668,812	605,046
Current portion of long term debt	415,152	541,776
Accrued salaries and wages	1,527,533	1,513,660
Accrued taxes	32,553	57,018
Other current liabilities	159,198	28,817
Total Current Liabilities	5,508,646	5,630,576
Non Current Liabilities
Long term debt, net of current portion	7,652,273	3,890,130
Notes payable to related parties, net of current portion	117,316	117,316
Other long term obligations, net	-	3,429,210
Total Non Current Liabilities	7,769,589	7,436,656
Total Liabilities	13,278,235	13,067,232
Stockholders' Equity
Preferred stock, $100 par value, 50,000 shares authorized, 11,050	1,105,000	1,105,000
shares issued and outstanding in 2014 and 2013, respectively
Common stock, $.02 par value, 20,000,000 shares authorized, 10,026,392	200,529	200,529
shares issued and outstanding in 2014 and 2013, respectively
Additional paid in capital	4,674,024	4,624,014
Retained deficit	(5,527,863)	(5,628,512)
Accumulated other comprehensive income	13,135	31,085
Total Stockholders' Equity	464,825	332,116

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 13,743,060	$ 13,399,348

The accompanying notes are an integral part of these condensed consolidated financial statements

THE CASTLE GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31, 2014 & 2013
UNAUDITED

	Three Months Ended March 31
	2014	2013
Revenues
Revenue attributed from properties	$ 3,391,112	$ 3,132,675
Management & Service	2,709,465	3,113,850
Other Revenue	-	28,867
Total Revenues	6,100,577	6,275,392

Operating Expenses
Attributed property expenses	2,891,900	2,634,691
Payroll and office expenses	2,714,651	3,019,502
Administrative and general	192,152	184,169
Depreciation	55,570	60,437
Total Operating Expense	5,854,273	5,898,799
Operating Income	246,304	376,593
Foreign Currency Transaction Loss	-	(70,164)
Investment income	49,095	20,000
Interest Expense	(90,272)	(95,846)
Income before taxes	205,127	230,583
Income tax provision	(104,478)	(134,995)
Net Income	100,649	95,588

Other Comprehensive Income
Foreign currency translation adjustment	(17,950)	56,719
Total Comprehensive Income	$ 82,699	$ 152,307

Earnings Per Share
Basic	$ 0.01	$ 0.01
Diluted	$ 0.01	$ 0.01
Weighted Average Shares
Basic	10,026,392	10,026,392
Diluted	10,026,392	10,026,392

The accompanying notes are an integral part of these condensed consolidated financial statements

THE CASTLE GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2014 & 2013
UNAUDITED

	Three Months Ended March 31
	2014	2013
Cash Flows from Operating Activities
Net income	$ 100,649	$ 95,588
Adjustments to reconcile from net income to net cash from
operating activities:
Depreciation	55,570	56,369
Non cash interest expense	50,011	50,000
Foreign exchange loss on guarantor obligation	-	70,164
Investment income	(49,095)	(20,000)
Deferred taxes	104,478	134,995
(Increase) decrease in
Accounts receivable	233,361	(776,517)
Other current assets	(95,303)	83,199
Notes Receivable	2,296	3,588
Deposits and other assets	6,106	6,100
Increase (decrease) in
Accounts payable and accrued expenses	(185,505)	208,140
Customer advance deposits	62,093	(368)
Net Change from Operating Activities	284,661	(88,742)

Cash Flows from Investing Activities
Purchase of assets	(13,541)	(5,018)
Net Change from Investing Activities	(13,541)	(5,018)

Cash Flows from Financing Activities
Payments on notes to related parties	-	(3,011)
Payments on notes	(171,621)	(125,090)
Net Change from Financing Activities	(171,621)	(128,101)

Effect of foreign currency exchange rate on changes in cash and cash equivalents	31,887	2,009

Net Change in Cash and Cash Equivalents	131,386	(219,852)
Beginning Balance	1,137,215	781,662
Ending Balance	$ 1,268,601	$ 561,810

Supplementary Information
Cash Paid for Interest	$ (43,307)	$ (42,913)
Cash Paid for Income Taxes	$ -	$ -

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

Note 1 Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted.  In the opinion of management, the accompanying interim financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation.  The results of operations for the three month period ended March 31, 2014, are not necessarily indicative of the results for a full-year period as the tourism industry that the Company relies on is highly seasonal.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in Castle’s most recent Annual Report on Form 10-K.

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

Note 3 Foreign Currency Transaction Gain / Loss

As part of the Company’s purchase of real estate in New Zealand, we assigned a receivable to the seller of the real estate, and the Company guaranteed the receivable for an amount of up to NZ$4,201,433 (US$3,018,000) to the seller of the real estate and the Company recorded this guaranty as “Other Long Term Obligations” on its balance sheet.  The loan issued upon the purchase of the New Zealand real estate is payable in New Zealand dollars.  Due to the strengthening of the New Zealand dollar against the US dollar, the obligation had increased to US$3,513,658 at March 31, 2013 and for the three months ended March 31, 2013, the Company recorded an exchange loss of $70,164.  In 2014, we amended the loan agreement whereby effective December 31, 2012, the assignment of the receivable was rescinded, and instead we gave the seller of the real estate an overall security interest in all of the Company’s assets.  Although the amendment was signed in 2014 and took effect in 2012, the Company has recorded this rescission effective January 1, 2014, as there was no material impact on the financial statements as a whole.

Note 4 Income Taxes

Income tax expense reflects the expense or benefit only on the Company’s domestic taxable income. Income tax expense and benefit from the Company’s foreign operations are not recognized as they have been fully reserved.

Note 5 Equity-Based Compensation

None issued during the quarters ended March 31, 2014 or 2013.

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

Diversity

Castle has a diverse portfolio of properties located in desired island resort destinations throughout the Pacific Region. We represent hotels, resort condominiums, and lodging accommodations throughout Hawaii, and in New Zealand.

In Hawaii, Castle represents properties on all of the five major Hawaiian Islands of Oahu (Waikiki), Maui, Kauai, Molokai and Hawaii (Big Island).  This allows customers the option to island-hop, and provides Castle cross-selling opportunities.  Our Honolulu headquarters serves as the epicenter for our international operation in New Zealand.  Our diverse destinations offer customers the opportunity to discover new experiences and varying geographic areas and cultures.

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

Revenues

Total Revenues for the quarter ended March 31, 2014 decreased by 3% to $6,100,577 from $6,275,392 for the three months ended March 31, 2013. The decrease is attributed to the termination on January 4, 2014 for the contract on one of our Waikiki properties that was sold.  We did increase our REVPAR (Revenue per Available Room) by 16% when comparing the first quarter of 2014 with 2013, but this increase was not sufficient to make up the fees generated in 2013 from the property that was sold.

Revenues Attributed from Properties increased from $3,132,675 to $3,391,112, an increase of 8% for the three months ended March 31, 2014 compared to 2013.  This increase is due to the acquisition of a management contract with a property on Maui during the fourth quarter of 2013.  Management and Service Revenues decreased by 13% for the quarter, from $3,113,850 in 2013 to $2,709,465 in 2014 due to the sale of one of our Waikiki properties.

Other Revenue for the first quarter decreased from $28,867 in 2013 to nil in 2014, as the Company recorded $27,902 of Other Revenue in 2013 for a termination fee received from a property that was sold in 2011.

Guaranty

As part of the Company’s purchase of real estate in New Zealand, the Company had guaranteed an amount of up to NZ$4,201,433 (US$3,018,000) to the seller of the real estate for the assignment of an account receivable and the Company recorded this guaranty as “Other Long Term Obligations” on its balance sheet.  The loan issued upon the purchase of the New Zealand real estate is payable in New Zealand dollars.  Due to the strengthening of the New Zealand dollar against the US dollar during the quarter ended March 31, 2013, the obligation had been increased to $3,513,658 and we recorded an exchange loss of $70,164.  In 2014, we amended the loan agreement whereby effective December 31, 2012, the assignment of the receivable was rescinded, and instead we gave the seller of the real estate an overall security interest in all of our assets.  Although the amendment was signed in 2014 and took effect in 2012, the Company has recorded this rescission effective January 1, 2014, as there was no material impact on the financial statements as a whole.

Expenses

Attributed Property Expenses are those expenses related to the management of the resort and condominium properties which are operated on a Gross Contract basis.  Property expenses for the three months ended March 31, 2014 compared to 2013 increased by 10%, from $2,634,691 to $2,891,900.  The increase in Attributed Property Expenses was due to a Maui property which we acquired during the fourth quarter of 2013.

Compared to the prior year, payroll and office expenses decreased by 10% from $3,019,502 to $2,714,651 for the quarter ended March 31, 2014.  The decrease in cost is a result of the sale of one of our Waikiki properties which we manage under a Net Contract basis.

Administrative and general expenses increased by 4% from $184,169 to $192,152 for the quarter ended March 31, 2014 as compared to 2013.  This increase was due to increased audit expenses for 2014 compared to 2013, and higher insurance costs and higher insurance costs due to increased insurance rates.

Investments

In 2010 the Company acquired a 7% common series interest in the ownership of a hotel located in Hawaii. The Company received the interest in exchange for the Company’s assistance to the buyers of the hotel in negotiating the purchase, performing due diligence work and other consulting services.  During the three months ended March 31, 2014 and 2013, the Company recorded investment income of $49,095 and $20,000, respectively, representing the Company’s 7% allocation of net income from its investment.

Depreciation

Our business is to provide services to our clients and as such does not require a great deal of capital expenditure for equipment or fixed assets.  As a result, depreciation expense was $55,570 and $60,437 for the three months ended March 31, 2014 and 2013, respectively.

Interest Expense

Interest Expense was $90,272 and $95,846, respectively, for the three months ended March 31, 2014 and 2013.   Included in interest expense is interest that is imputed on the mortgage note for our Podium located in New Zealand.

Net Income

Net income for the three months ending March 31, 2014 and 2013 was $100,649 and $95,588, respectively.

Foreign Currency Translation Adjustment

For consolidated entities whose functional currency is not the U.S. dollar, Castle translates their financial statements into U.S. dollars.  Assets and liabilities are translated at the exchange rate currently in effect as of the financial statement date, and results of operations are translated using the weighted average exchange rate for the period.

Translation adjustments from foreign exchange are included as a separate component of stockholders’ equity. Changes in the carrying value of the assets and liabilities of the consolidated entities outside of the United States due to foreign exchange changes are reflected as Foreign Currency Adjustments.  Foreign Currency Translation adjustments totaled ($17,950) and $56,719 for the three months ended March 31, 2014 and 2013, respectively.

Total Comprehensive Income

Total Comprehensive Income for the three months ended March 31, 2014 was $82,699 as compared to $152,307 for the prior year period.  This is primarily a result of the changes in Revenue and Property and Operating Expenses, Investment Income, and foreign exchange rates noted above.

EBITDA

EBITDA (Earnings before Interest, Depreciation, Taxes and Amortization) reflects the Company’s earnings without the effect of depreciation, interest income or expense, taxes, or certain other non-cash income or expense items.  EBITDA is a non-GAAP measure.  Castle’s management believes that in many ways it is a good alternative indicator of the Company’s financial performance.  It removes the effects of non-cash depreciation and amortization of assets, as well as the fluctuations of interest costs based on the Company’s borrowing history and increases and decreases in tax expense brought about by changes in the provision for future tax effects rather than current income.  A comparison of EBITDA and Net Income is shown below.  EBITDA totaled $350,969 and $386,866 for the three months ended March 31, 2014 and 2013, respectively, representing a 9% decrease.  The decrease for the quarter is attributable to the sale of one of our Waikiki hotels on January 4, 2014.

Comparison of Net Income to EBITDA:

	Three months ended March 31,
	2014	2013
Net Income	$ 100,649	$ 95,588
Add Back:
Income Tax (Benefit) Provision	104,478	134,995
Net interest expense	90,272	95,846
Depreciation	55,570	60,437
EBITDA	$ 350,969	$ 386,866

Liquidity

Our primary sources of liquidity include available cash and cash equivalents, and borrowing under the credit facility which was secured in October 2008, consisting of a $500,000 term loan and a $200,000 line of credit.   As of March 31, 2014, the Company had fully paid the term loan and has the total $200,000 available to use of the line of credit.  Additionally, our New Zealand subsidiary has an available NZ$300,000 (US$259,470) line of credit which was fully available as of March 31, 2014. These facilities contain representations and warranties, conditions, covenants and events of default that are customary for this type of credit facility but do not contain financial covenants.  The Company is in compliance with the terms and conditions of these borrowing covenants.  We do not believe the limitations contained in the credit facility will, in the foreseeable future, adversely affect our ability to use the credit facility and execute our business plan.

We were successful in extending the due date of our New Zealand loan (balance of $8,067,425 at March 31, 2014) from December 31, 2014 to March 31, 2018.

Expected uses of cash in fiscal 2014 include funds required to support our operating activities, including continuing to opportunistically and selectively expand the number of properties under our management.

We experienced net income of $100,649 for the first quarter of 2014 compared to $95,588 for the prior year.  The first quarter of the year is typically the high season for the travel industry in Hawaii and we have established a trend of Operating Profitability in recent quarters as we reported Operating Profits in eight out of our last nine quarters.  We anticipate stabilization of the current occupancy levels, together with a slight increase in average rate trends and levels for the properties currently under contract for the remainder of 2014 when compared to 2013.  We will continue our efforts to expand the number of properties under management through the remainder of 2014, which will increase the overall revenue stream in 2014. The specific impact of these additions on revenue depends on the timing of when and if new properties are added during the year.  More importantly, over the past two fiscal years we implemented a number of cost saving and efficiency programs that began to improve our profitability and cash flows.  We are beginning to see the results of our operational changes as we reported positive EBITDA in eight of the last nine quarters.  We project that we will continue to improve the overall profitability, cash flows, and working capital liquidity through 2014. This view is based on the following assumptions:

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

·Careful monitoring of our costs and expenses which will provide the basis for improved operating trends throughout 2014.

·Expansion of the number of properties under management, with emphasis on Hawaii and New Zealand.

·A stabilization of the United States / New Zealand exchange rates.

Our plans to manage our liquidity position in fiscal 2014 include:

·Accessing additional sources of debt or equity financing at competitive rates.

·Minor expenditures to replace and upgrade to our existing technological equipment.

We have considered the impact of the financial outlook on our liquidity and have performed an analysis of the key assumptions in our forecast such as sales, gross margin and expenses; an evaluation of our relationships with our travel partners and property owners and an analysis of cash requirements, other working capital changes, capital expenditures and borrowing availability under our credit facility.  Based upon these analyses and evaluations, we expect that our anticipated sources of liquidity will be sufficient to meet our obligations without disposition of assets outside of the ordinary course of business or significant revisions of our planned operations through 2014 and our foreseeable future.

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

Based on that evaluation, our chief executive officer (and acting chief financial officer) concluded that, as of March 31, 2014, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer (and acting chief financial officer), as appropriate, to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None during the quarter ended March 31, 2014.

Item 1A. Risk Factors.

Not required to be enumerated by smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

None during the quarter ended March 31, 2014.

Use of Proceeds of Registered Securities

No proceeds were received from the sale of registered securities during the quarter ended March 31, 2014.

Purchases of Equity Securities by Us and Affiliated Purchasers

None during the quarter ended March 31, 2014.

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

THE CASTLE GROUP, INC.

Date:	05/15/2014	By:	/s/Rick Wall
Rick Wall
Chief Executive Officer and Chairman of the Board of Directors and Acting CFO