Form 10-Q
period 2014-06-30
CASTLE GROUP INC
filed 2014-08-14
CIK 918543

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

August 14, 2014 - 10,026,392 shares of common stock.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

THE CASTLE GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2014 & DECEMBER 31, 2013
(UNAUDITED)

ASSETS
	JUN 30, 2014	DEC 31, 2013
Current Assets
Cash and cash equivalents	$ 1,229,275	$ 1,137,215
Accounts receivable, net of allowance for bad debts	2,290,169	2,453,363
Deferred tax asset	431,000	431,000
Note receivable, current portion	15,000	15,000
Prepaids and other current assets	516,939	332,286
Total Current Assets	4,482,383	4,368,864
Property plant & equipment, net	7,597,766	7,160,790
Deposits and other assets	218,851	217,479
Note receivable	190,299	195,366
Investment in limited liability company	511,564	463,969
Deferred tax asset	850,130	938,154
Goodwill	54,726	54,726

TOTAL ASSETS	$ 13,905,719	$ 13,399,348

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 2,738,084	$ 2,795,276
Payable to related parties	22,895	88,983
Deposits payable	787,935	605,046
Current portion of long term debt	420,576	541,776
Accrued salaries and wages	1,462,109	1,513,660
Accrued taxes	51,737	57,018
Other current liabilities	194,040	28,817
Total Current Liabilities	5,677,376	5,630,576
Non Current Liabilities
Long term debt, net of current portion	7,647,107	3,890,130
Notes payable to related parties, net of current portion	117,316	117,316
Other long term obligations, net	-	3,429,210
Total Non Current Liabilities	7,764,423	7,436,656
Total Liabilities	13,441,799	13,067,232
Stockholders' Equity
Preferred stock, $100 par value, 50,000 shares authorized, 11,050	1,105,000	1,105,000
shares issued and outstanding in 2014 and 2013, respectively
Common stock, $.02 par value, 20,000,000 shares authorized, 10,026,392	200,529	200,529
shares issued and outstanding in 2014 and 2013, respectively
Additional paid in capital	4,724,034	4,624,014
Retained deficit	(5,575,261)	(5,628,512)
Accumulated other comprehensive income	9,618	31,085
Total Stockholders' Equity	463,920	332,116

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 13,905,719	$ 13,399,348

The accompanying notes are an integral part of these condensed consolidated financial statements

THE CASTLE GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
THREE AND SIX MONTHS ENDED JUNE 30, 2014 & 2013
(UNAUDITED)

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Revenues
Revenue attributed from properties	$ 3,142,747	$ 2,833,696	$ 6,533,859	$ 5,966,371
Management & Service	2,574,022	2,939,461	5,283,486	6,053,312
Other Revenue	400	100	400	28,967
Total Revenues	5,717,169	5,773,257	11,817,745	12,048,650

Operating Expenses
Attributed property expenses	2,991,496	2,702,429	5,883,394	5,337,119
Payroll and office expenses	2,596,805	2,944,808	5,311,457	5,964,310
Administrative and general	91,460	96,725	283,612	280,894
Depreciation	58,496	49,669	114,067	110,105
Total Operating Expense	5,738,257	5,793,631	11,592,530	11,692,428
Operating Income (Loss)	(21,088)	(20,374)	225,215	356,222
Foreign Currency Transaction Gain	-	264,270	-	194,106
Investment income	9,000	17,000	58,095	37,000
Interest Expense	(51,764)	(96,744)	(142,035)	(192,591)
Income (Loss) before taxes	(63,852)	164,152	141,275	394,737
Income tax benefit (provision)	16,454	43,873	(88,024)	(91,122)
Net Income (Loss)	(47,398)	208,025	53,251	303,615

Other Comprehensive Income
Foreign currency translation adjustment	(3,517)	146,368	(21,467)	(162,804)
Total Comprehensive Income (Loss)	$ (50,915)	$ 354,393	$ 31,784	$ 140,811

Earnings Per Share
Basic	$ (0.00)	$ 0.02	$ 0.01	$ 0.03
Diluted	$ (0.00)	$ 0.02	$ 0.01	$ 0.03
Weighted Average Shares
Basic	10,026,392	10,026,392	10,026,392	10,026,392
Diluted	10,026,392	10,026,392	10,026,392	10,026,392

The accompanying notes are an integral part of these condensed consolidated financial statements

THE CASTLE GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2014 & 2013
(UNAUDITED)

	2014	2013
Cash Flows from Operating Activities
Net income	$ 53,251	$ 303,615
Adjustments to reconcile from net income to net cash from
operating activities:
Depreciation	114,067	111,792
Non cash interest expense	100,020	100,010
Foreign exchange (gain) loss on guarantor obligation	-	(194,106)
Investment income	(47,595)	(27,548)
Deferred taxes	88,024	91,122
(Increase) decrease in
Accounts receivable	170,406	(612,973)
Other current assets	(174,046)	(154,307)
Notes Receivable	5,067	6,110
Deposits and other assets	12,402	12,106
Increase (decrease) in
Accounts payable and accrued expenses	(210,504)	234,868
Customer advance deposits	180,702	(47,212)
Net Change From Operating Activities	291,794	(176,523)

Cash Flows from Investing Activities
Purchase of assets	(28,799)	(21,681)
Net Change from Investing Activities	(28,799)	(21,681)

Cash Flows from Financing Activities
Payments on notes to related parties	-	(3,011)
Payments on notes	(220,310)	(258,538)
Net Change from Financing Activities	(220,310)	(261,549)

Effect of foreign currency exchange rate on changes in cash and cash equivalents	49,375	(899)

Net Change in Cash and Cash Equivalents	92,060	(460,652)
Beginning Balance	1,137,215	781,662
Ending Balance	$ 1,229,275	$ 321,010

Supplementary Information
Cash Paid for Interest	$ (90,649)	$ (86,715)
Cash Paid for Income Taxes	$ -	$ -

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

Note 1 Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted.  In the opinion of management, the accompanying interim financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation.  The results of operations for the six month period ended June 30, 2014, are not necessarily indicative of the results for a full-year period as the tourism industry that the Company relies on is highly seasonal.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in Castle’s most recent Annual Report on Form 10-K.

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

Note 2  New Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.

The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).  We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017.

Note 3 Foreign Currency Transaction Gain / Loss

As part of the Company’s purchase of real estate in New Zealand, we assigned a receivable to the seller of the real estate, and the Company guaranteed the receivable for an amount of up to NZ$4,201,433 (US$3,018,000) to the seller of the real estate and the Company recorded this guaranty as “Other Long Term Obligations” on its balance sheet.  The loan issued upon the purchase of the New Zealand real estate is payable in New Zealand dollars.  Due to fluctuations in the exchange rate between the US Dollar and the New Zealand dollar, the obligation was translated to US$3,429,210 as of June 30, 2013.   For the three and six months ended June 30, 2013, due to the translation fluctuations, the Company recorded exchange gains of $264,270 and $194,106, respectively.  In 2014, we amended the loan agreement whereby effective December 31, 2012, the assignment of the receivable was rescinded, and instead we gave the seller of the real estate an overall security interest in all of the Company’s assets. Although the amendment was signed in 2014 and took effect in 2012, the Company has recorded this rescission effective January 1, 2014, as there was no material impact on the financial statements as a whole.

Note 4 Income Taxes

Income tax expense reflects the expense or benefit only on the Company’s domestic taxable income. Income tax expense and benefit from the Company’s foreign operations are not recognized as they have been fully reserved.

Note 5 Equity-Based Compensation

None issued during the quarters and year to date periods ended June 30, 2014 or 2013.

 Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Forward Looking Statements

Statements made in this Quarterly Report of the Castle Group, Inc. (“Castle” or the “Company”) which are not purely historical .are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of the Company, including, without limitation, (i) Castle’s ability to raise capital, and (ii) statements preceded by, followed by or that include the words “may,” “would,” “could,” “should,” “expects,” “projects,” “anticipates,” “believes,” “estimates,” “plans,” “intends,” “targets” or similar expressions.

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

Castle’s brand strategy is one of the areas that clearly differentiates us from the high profile branded hospitality companies. When a hotel owner or developer is considering contracting a large worldwide hospitality company for possible hotel management, there are several considerations that must be assessed.  With major worldwide brands, usually come the high costs that the owner must bear to sustain the expensive marketing and operational expense that the brand demands to offset their marketing costs. The owner may also have to make a substantial investment in the property in order to fit into the “cookie cutter” mold that the brand desires.  There are also some tangible differences from the guest’s or customer’s perspective as well

Castle markets each property with its own independent brand identity and deploys customized marketing, operational and service programs to fit the specific demographics attracted to each of our properties.  Through our individual property brand building efforts, we begin the process of positioning each of our resort brands to our key market segments, niche targeted customers and distribution channels.

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

Revenues

Total Revenues for the quarter ended June 30, 2014 decreased by 1% to $5,717,169 from $5,773,257 and for the six months ended June 30, 2014, decreased by 2% to $11,817,745 from $12,048,650.  The decrease is attributed to the termination on January 4, 2014 for the contract on one of our Waikiki properties that was sold.  We were successful in increasing our REVPAR (Revenue per Available Room) for the six months ended June 2014 by 13% as compared to 2013, but this increase was not sufficient to make up the fees generated in 2013 from the property that was sold.

Revenues Attributed from Properties increased from $2,833,696 to $3,142,747, an increase of 11% for the three months ended June 30, 2014 compared to 2013.  For the six months ended June 30, 2014 as compared to prior year, Revenues Attributed from Properties increased from $5,966,371 to $6,533,859, an increase of 10%.  This increase is due to the acquisition of a management contract with a property on Maui during the fourth quarter of 2013, and the conversion of one of our contracts from a net contract to a gross contract in May of 2014.  Management and Service Revenue decreased by 12% for the quarter, from $2,939,461 in 2013 to $2,574,022 in 2014.  For the six months ended June 30, 2014, Management and Service Revenue decreased by 13%, from $6,053,312 to $5,283,486.  These decreases are due to the sale of one of our Waikiki properties in January 2014 and the conversion of one of our management contracts from a net contract to a gross contract in May of 2014.

Other Revenue for the quarter ended June 30, 2014 was $400 compared to $100 for the prior year.  For the six months ended June 30, 2014 compared to 2013, Other Revenue decreased from $28,967 to $400.  The decrease is a result of the Company recording $27,902 of Other Revenue in 2013 for a termination fee received from a property that was sold in 2011.

Guaranty

As part of the Company’s purchase of real estate in New Zealand, the Company had guaranteed an amount of up to NZ$4,201,433 (US$3,018,000) to the seller of the real estate for the assignment of an account receivable and the Company recorded this guaranty as “Other Long Term Obligations” on its balance sheet.  The loan issued upon the purchase of the New Zealand real estate is payable in New Zealand dollars.  Due to fluctuations in the exchange rate between the US Dollar and the

New Zealand dollar, the obligation translated to US$3,429,210 as of June 30, 2013.   For the three and six months ended June 30, 2013, due to the translation fluctuations, the Company recorded foreign transaction exchange gains of $264,270 and $194,106, respectively.  In 2014, we amended the loan agreement whereby effective December 31, 2012, the assignment of the receivable was rescinded, and instead we gave the seller of the real estate an overall security interest in all of our assets.  Although the amendment was signed in 2014 and took effect in 2012, the Company has recorded this rescission effective January 1, 2014, as there was no material impact on the financial statements as a whole.

Expenses

Attributed Property Expenses are those expenses related to the management of the resort and condominium properties which are operated on a Gross Contract basis.  Property expenses for the three months ended June 30, 2014 compared to 2013 increased by 11%, from $2,702,429 to $2,991,496.  For the six months ended June 30, 2014 compared to 2013, Attributed Property Expenses increased by 10%, from $5,337,119 to $5,883,394.  The increases in Attributed Property Expenses were in line with the increases in Attributed Property Revenue, and are associated with increased revenues and expenses from a Maui property which we acquired during the fourth quarter of 2013 and the conversion of one of our contracts from a net contract to a gross contract in May of 2014.

Compared to the prior year, payroll and office expenses decreased for the quarter ended June 30, 2014 compared to 2013 by 12%, from $2,944,808 to $2,596,805.  For the six months ended June 30, 2014 compared to 2013, payroll and office expenses decreased by 11%, from $5,964,310 to $5,311,457.  The decrease in cost is a result of the sale of one of our Waikiki properties which we managed under a Net Contract basis in January of 2014.

Administrative and general expenses decreased by 5% from $96,725 to $91,460 for the quarter ended June 30, 2014 as compared to 2013.  The decrease is due to repairs & maintenance costs we incurred during the prior year.  For the six months ended June 30, 2014 compared to 2013, Administrative & general expenses were in line with prior year, showing a slight increase of 1%, from $280,894 to $283,612.

Investments

In 2010 the Company acquired a 7% common series interest in the ownership of a hotel located in Hawaii. The Company received the interest in exchange for the Company’s assistance to the buyers of the hotel in negotiating the purchase, performing due diligence work and other consulting services.  During the three months ended June 30, 2014 and 2013, the Company recorded investment income of $9,000 and $17,000, respectively, representing the Company’s 7% allocation of net income from its investment.  For the six months ended June 30, 2014 and 2013, we recorded investment income of $58,095 and $37,000, respectively.

Depreciation

Our business is to provide services to our clients and as such does not require a great deal of capital expenditure for equipment or fixed assets.  As a result, depreciation expense was $58,496 and $49,669 for the three months ended June 30, 2014 and 2013, and $114,067 and $110,105 for the six months ended June 30, 2014 and 2013, respectively.

Interest Expense

Interest Expense was $51,764 and $96,744, respectively, for the three months ended June 30, 2014 and 2013, and $142,035 and $192,591 for the six months ended June 30, 2014 & 2013, respectively.   Included in interest expense is interest that is imputed on the mortgage note for our Podium located in New Zealand.  The decrease in interest expense is attributed to the forgiveness of accrued interest in the amount of $42,000 during the second quarter ended June 30, 2014 by our CEO, which was interest that is due to him on the $117,316 related party note payable.

Net Income

Net income (loss) for the three months ending June 30, 2014 and 2013 was ($47,398) and $208,025, respectively, and $53,251 and $303,615, respectively, for the six months ended June 30, 2014 and 2013.  The variance in net income (loss) is due to foreign currency exchange gains of $264,270 and $194,106 which we recorded for the three and six months ended June 30, 2013.  In 2014, we had no foreign currency exchange gains (see note under Guaranty in this Management Discussion and Analysis).

Foreign Currency Translation Adjustment

For consolidated entities whose functional currency is not the U.S. dollar, Castle translates their financial statements into U.S. dollars.  Assets and liabilities are translated at the exchange rate currently in effect as of the financial statement date, and results of operations are translated using the weighted average exchange rate for the period.

Translation adjustments from foreign exchange are included as a separate component of stockholders’ equity. Changes in the carrying value of the assets and liabilities of the consolidated entities outside of the United States due to foreign exchange changes are reflected as Foreign Currency Adjustments.  Foreign Currency Translation adjustments totaled ($3,517) and $146,368 for the three months ended June 30, 2014 and 2013, respectively and ($21,467) and ($162,804) for the six months ended June 30, 2014 & 2013, respectively.

Total Comprehensive Income

Total Comprehensive Income for the quarter ended June 30, 2014 was ($50,915) as compared to $354,393 for the prior year period.  For the six months ended June 30, 2014 and 2013, Total Comprehensive Income was $31,784 and $140,811, respectively.  This is primarily a result of the changes in Revenue and Property and Operating Expenses, Investment Income, and foreign exchange rates noted above.

EBITDA

EBITDA (Earnings before Interest, Depreciation, Taxes and Amortization) reflects the Company’s earnings without the effect of depreciation, interest income or expense, taxes, or certain other non-cash income or expense items.  EBITDA is a non-GAAP measure.  Castle’s management believes that in many ways it is a good alternative indicator of the Company’s financial performance.  It removes the effects of non-cash depreciation and amortization of assets, as well as the fluctuations of interest costs based on the Company’s borrowing history and increases and decreases in tax expense brought about by changes in the provision for future tax effects rather than current income.  A comparison of EBITDA and Net Income is shown below.  EBITDA totaled $46,408 and $310,565 for the three months ended June 30, 2014 and 2013, and $397,377 and $697,433 for the six months ended June 30, 2014 and 2013, respectively.  The decrease in EBITDA is attributable to the sale of one of our Waikiki hotels in January 2014 and the prior year foreign currency translation gains of $264,270 and $194,106 for the three and six months ended June 30, 2013.

Comparison of Net Income (Loss) to EBITDA:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net Income (Loss)	($47,398)	$208,025	$53,251	$303,615
Add Back:
Income Tax (Benefit) Provision	(16,454)	(43,873)	88,024	91,122
Net interest expense	51,764	96,744	142,035	192,591
Depreciation	58,496	49,669	114,067	110,105
EBITDA	$46,408	$310,565	$397,377	$697,433

Liquidity

Our primary sources of liquidity include available cash and cash equivalents, and borrowing under the credit facility which was secured in October 2008, consisting of a $200,000 line of credit.   As of June 30, 2014, the Company had the total $200,000 line of credit available to use.  Additionally, our New Zealand subsidiary has an available NZ$300,000 (US$262,860) line of credit which was fully available as of June 30, 2014. These facilities contain representations and warranties, conditions, covenants and events of default that are customary for this type of credit facility but do not contain financial covenants.  The Company is in compliance with the terms and conditions of these borrowing covenants.  We do not believe the limitations contained in the credit facility will, in the foreseeable future, adversely affect our ability to use the credit facility and execute our business plan.

We were successful in extending the due date of our New Zealand loan (balance of $8,067,683 at June 30, 2014) from December 31, 2014 to March 31, 2018.

Expected uses of cash in fiscal 2014 include funds required to support our operating activities and upgrading our computer technology which would include our central reservations and online booking systems.

We experienced a net loss of $47,398 for the second quarter of 2014 compared to net income of $208,025 for the prior year.  Our results for the prior year included a foreign currency translation gain of $264,270 and excluding this gain, our net income for the second quarter of 2014 improved by 16%, or $8,847.  The second quarter of the year is typically the valley season for the travel industry in Hawaii and we have established a trend of Operating Profitability in recent quarters as we reported Operating Profits in eight out of our last nine quarters.  We anticipate the stabilization of occupancy levels, together with a slight increase in average rate trends and levels for the properties currently under contract for the remainder of 2014 when compared to 2013.  We will continue our efforts to expand the number of properties under management through the remainder of 2014, which will increase the overall revenue stream in 2014. The specific impact of these additions on revenue depends on the timing of when and if new properties are added during the year.  We have reported positive EBITDA in eight of the last nine quarters and project that we will continue to improve the overall profitability, cash flows, and working capital liquidity through 2014. This view is based on the following assumptions:

· The maintaining of current occupancy levels as the global economy stabilizes rather than deteriorates resulting in increased visitor trends to Hawaii and New Zealand.

·A continuation of increases in average daily rates and REVPAR at the properties we manage as compared to recent years.

·Focus of our corporate office on increasing our properties’ room revenue through increased sales, advertising and marketing efforts.

·Careful monitoring of our costs and expenses which will provide the basis for improved operating trends throughout 2014.

·Expansion of the number of properties under management, with emphasis on Hawaii and New Zealand.

·The conversion of one of our properties under management from a timeshare operation to a resort hotel operation in the third quarter of 2014.

Our plans to manage our liquidity position in fiscal 2014 include:

·Accessing additional sources of debt or equity financing at competitive rates.

·Expenditures to replace, upgrade and improve to our existing technological equipment.

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

Based on that evaluation, our chief executive officer (and acting chief financial officer) concluded that, as of June 30, 2014, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer (and acting chief financial officer), as appropriate, to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None during the six months ended June 30, 2014.

Item 1A. Risk Factors.

Not required to be enumerated by smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

None during the six months ended June 30, 2014.

Use of Proceeds of Registered Securities

No proceeds were received from the sale of registered securities during the six months ended June 30, 2014.

Purchases of Equity Securities by Us and Affiliated Purchasers

None during the six months ended June 30, 2014.

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

THE CASTLE GROUP, INC.

Date:	08/14/2014	By:	/s/Rick Wall
Rick Wall
Chief Executive Officer and Chairman of the Board of Directors and Acting CFO