Form 10-Q
period 2014-09-30
CASTLE GROUP INC
filed 2014-11-14
CIK 918543

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

November 14, 2014 - 10,026,392 shares of common stock.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

THE CASTLE GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2014 & DECEMBER 31, 2013
(UNAUDITED)

ASSETS
	SEP 30, 2014	DEC 31, 2013
Current Assets
Cash and cash equivalents	$ 1,226,176	$ 1,137,215
Accounts receivable, net of allowance for bad debts	2,027,885	2,453,363
Deferred tax asset	431,000	431,000
Note receivable, current portion	15,000	15,000
Prepaids and other current assets	510,032	332,286
Total Current Assets	4,210,093	4,368,864

Property plant & equipment, net	6,709,854	7,160,790
Deposits and other assets	191,462	217,479
Note receivable	187,482	195,366
Investment in limited liability company	541,789	463,969
Deferred tax asset	734,230	938,154
Goodwill	54,726	54,726

TOTAL ASSETS	$ 12,629,636	$ 13,399,348

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 2,122,373	$ 2,795,276
Payable to related parties	16,859	88,983
Deposits payable	880,866	605,046
Current portion of long term debt	373,632	541,776
Accrued salaries and wages	1,539,937	1,513,660
Accrued taxes	43,411	57,018
Other current liabilities	168,249	28,817
Total Current Liabilities	5,145,327	5,630,576
Non Current Liabilities
Long term debt, net of current portion	6,695,471	3,890,130
Notes payable to related parties, net of current portion	117,316	117,316
Other long term obligations, net	-	3,429,210
Total Non Current Liabilities	6,812,787	7,436,656
Total Liabilities	11,958,114	13,067,232
Stockholders' Equity
Preferred stock, $100 par value, 50,000 shares authorized, 11,050	1,105,000	1,105,000
shares issued and outstanding in 2014 and 2013, respectively
Common stock, $.02 par value, 20,000,000 shares authorized, 10,026,392	200,529	200,529
shares issued and outstanding in 2014 and 2013, respectively
Additional paid in capital	4,774,044	4,624,014
Retained deficit	(5,444,393)	(5,628,512)
Accumulated other comprehensive income	36,342	31,085
Total Stockholders' Equity	671,522	332,116

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 12,629,636	$ 13,399,348

The accompanying notes are an integral part of these condensed consolidated financial statements

THE CASTLE GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 & 2013
(UNAUDITED)

	Three Months Ended Sept 30		Nine Months Ended Sept 30
	2014	2013	2014	2013
Revenues
Revenue attributed from properties	$ 3,378,318	$ 3,153,178	$ 9,912,177	$ 9,119,549
Management & Service	2,703,725	2,905,098	7,987,211	8,958,409
Other Revenue	500	100	900	29,067
Total Revenues	6,082,543	6,058,376	17,900,288	18,107,025

Operating Expenses
Attributed property expenses	3,084,688	2,858,516	8,968,083	8,195,635
Payroll and office expenses	2,529,545	2,899,101	7,841,001	8,863,411
Administrative and general	107,933	107,273	391,546	388,167
Depreciation	58,671	55,944	172,738	166,049
Total Operating Expense	5,780,837	5,920,834	17,373,368	17,613,262
Operating Income	301,706	137,542	526,920	493,763

Foreign Currency Transaction Gain (Loss)	-	(219,735)	-	(25,629)
Investment income	36,000	-	94,095	37,000
Interest Expense	(90,937)	(92,209)	(232,972)	(284,799)
Income (Loss) before taxes	246,769	(174,402)	388,043	220,335
Income tax provision	(115,900)	(18,139)	(203,924)	(109,261)
Net Income (Loss)	130,869	(192,541)	184,119	111,074

Other Comprehensive Income
Foreign currency translation adjustment	26,724	200,445	5,257	37,641
Total Comprehensive Income	$ 157,593	$ 7,904	$ 189,376	$ 148,715

Earnings Per Share
Basic	$ 0.01	$ (0.02)	$ 0.02	$ 0.01
Diluted	$ 0.01	$ (0.02)	$ 0.02	$ 0.01
Weighted Average Shares
Basic	10,026,392	10,026,392	10,026,392	10,026,392
Diluted	10,026,392	10,026,392	10,026,392	10,026,392

The accompanying notes are an integral part of these condensed consolidated financial statements

THE CASTLE GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2014 & 2013
(UNAUDITED)

	Nine Months Ended Sept 30
	2014	2013
Cash Flows from Operating Activities
Net income	$ 184,119	$ 111,074
Adjustments to reconcile from net income to net cash from
operating activities:
Depreciation	172,738	166,048
Non cash interest expense	150,031	150,020
Foreign exchange loss on guarantor obligation	-	25,629
Investment income	(77,820)	(21,775)
Deferred taxes	203,924	97,358
(Increase) decrease in:
Accounts receivable	424,771	(507,234)
Other current assets	(190,216)	(109,532)
Notes Receivable	7,884	11,175
Deposits and other assets	18,571	17,932
Increase (decrease) in:
Accounts payable and accrued expenses	(686,592)	186,757
Customer advance deposits	280,812	4,223
Net Change from Operating Activities	488,222	131,675

Cash Flows from Investing Activities
Purchase of assets	(42,341)	(26,155)
Net Change from Investing Activities	(42,341)	(26,155)

Cash Flows from Financing Activities
Payments on notes to related parties	-	(3,011)
Payments on notes	(332,900)	(381,331)
Net Change from Financing Activities	(332,900)	(384,342)

Effect of foreign currency exchange rate on changes in cash and cash equivalents	(24,020)	2,238

Net Change in Cash and Cash Equivalents	88,961	(276,584)
Beginning Balance	1,137,215	781,662
Ending Balance	$ 1,226,176	$ 505,078

Supplementary Information
Cash Paid for Interest	$ (136,143)	$ (125,980)
Cash Paid for Income Taxes	$ -	$ (11,903)

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

Note 1 Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted.  In the opinion of management, the accompanying interim financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation.  The results of operations for the three month and nine month periods ended September 30, 2014, are not necessarily indicative of the results for a full-year period as the tourism industry that the Company relies on is highly seasonal.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in Castle’s most recent Annual Report on Form 10-K.

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

Note 3 Foreign Currency Transaction Gain / Loss

As part of the Company’s purchase of real estate in New Zealand, in 2004 we assigned a receivable to the seller of the real estate, and the Company guaranteed the receivable for an amount of up to NZ$4,201,433 (US$3,018,000) to the seller of the real estate and the Company recorded this guaranty as “Other Long Term Obligations” on its balance sheet.  The loan issued upon the purchase of the New Zealand real estate is payable in New Zealand dollars.  Due to fluctuations in the exchange rate between the US Dollar and the New Zealand dollar, the obligation was translated to US$3,429,210 as of December 31, 2013.   For the three and nine months ended September 30, 2013, due to the translation fluctuations, the Company recorded exchange losses of $219,735 and $25,629, respectively.  In 2014, we amended the loan agreement whereby effective December 31, 2012, the assignment of the receivable was rescinded, and instead we gave the seller of the real estate an overall security interest in all of the Company’s assets.  Although the amendment was signed in 2014 and took effect in 2012, the Company has recorded this rescission effective January 1, 2014, as there was no material impact on the financial statements as a whole.

Note 4 Income Taxes

Income tax expense reflects the expense or benefit only on the Company’s domestic taxable income. Income tax expense and benefit from the Company’s foreign operations are not recognized as they have been fully reserved.

Note 5 Equity-Based Compensation

None issued during the quarters ended September 30, 2014 or 2013.

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

Travelers seek individualized recognition, attention, and service.

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

Revenues

Total Revenues for the quarter ended September 30, 2014 were relatively flat and increased to $6,082,543 from $6,058,376 in same period of the prior year and for the nine months ended September 30, 2014, decreased by 1% to $17,900,288 from $18,107,025.  The decrease is attributed to the termination on January 4, 2014 for the contract on one of our Waikiki properties that was sold and our Saipan property which was sold in August 2013.  We were successful in increasing our REVPAR (Revenue per Available Room) for the nine months ended September 2014 by 7% as compared to 2013, but this increase was not sufficient to make up the fees generated in 2013 from the property that was sold.

Revenues Attributed from Properties increased from $3,153,178 to $3,378,318, an increase of 7% for the three months ended September 30, 2014 compared to 2013.  For the nine months ended September 30, 2014 as compared to the same period of the prior year, Revenues Attributed form Properties increased from $9,119,549 to $9,912,177, an increase of 9%.  This increase is due to the acquisition of a management contract with a property on Maui during the fourth quarter of 2013, and the conversion of one of our contracts from a net contract to a gross contract in May of 2014.  Management and Service Revenue decreased by 7% for the quarter, from $2,905,098 in 2013 to $2,703,725 in 2014.  For the nine months ended September 30, 2014, Management and Service Revenue decreased by 11%, from $8,958,409 to $7,987,211.  These decreases are due to the sale of one of our Waikiki properties in January 2014 and the conversion of one of our management contracts from a net contract to a gross contract in May of 2014.

Other Revenue for the quarter ended September 30, 2014 was $500 compared to $100 for the same period of the prior year.  For the nine months ended September 30, 2014 compared to 2013, Other Revenue decreased from $29,067 to $900.  The decrease is a result of the Company recording $27,902 of Other Revenue in 2013 for a termination fee received from a property that was sold in 2011.

Guaranty

As part of the Company’s purchase of real estate in New Zealand, the Company had guaranteed an amount of up to NZ$4,201,433 (US$3,018,000) to the seller of the real estate for the assignment of an account receivable and the Company recorded this guaranty as “Other Long Term Obligations” on its balance sheet.  The loan issued upon the purchase of the New Zealand real estate is payable in New Zealand dollars.  Due to fluctuations in the exchange rate between the US Dollar and the New Zealand dollar, the obligation translated to US$3,429,210 as of December 31, 2013.   For the three and nine months ended September 30, 2013, due to the translation fluctuations, the Company recorded exchange losses of $219,735 and $25,629, respectively.  In 2014, we amended the loan agreement whereby effective December 31, 2012, the assignment of the receivable was rescinded, and instead we gave the seller of the real estate an overall security interest in all of our assets.  Although the amendment was signed in 2014 and took effect in 2012, the Company has recorded this rescission effective January 1, 2014, as there was no material impact on the financial statements as a whole.

Expenses

Attributed Property Expenses are those expenses related to the management of the resort and condominium properties which are operated on a Gross Contract basis.  Property expenses for the three months ended September 30, 2014 compared to 2013 increased by 8%, from $2,858,516 to $3,084,688.  For the nine months ended September 30, 2014 compared to 2013,

Attributed Property Expenses increased by 9%, from $8,195,635 to $8,968,083.  The increases in Attributed Property Expenses were in line with the increases in Attributed Property Revenue, and are associated with increased revenues and expenses from a Maui property which we acquired during the fourth quarter of 2013 and the conversion of one of our contracts from a net contract to a gross contract in May of 2014.

Compared to the prior year, payroll and office expenses decreased for the quarter ended September 30, 2014 compared to 2013 by 13%, from $2,899,101 to $2,529,545.  For the nine months ended September 30, 2014 compared to 2013, payroll and office expenses decreased by 12%, from $8,863,411 to $7,841,001.  The decrease in cost is a result of the sale of one of our Waikiki properties which we manage under a Net Contract basis in January of 2014 and the sale of our Saipan property in August of 2013.

Administrative and general expenses were flat for the quarter, from $107,273 in the prior year period to $107,933 for the quarter ended September 30, 2014.  For the nine months ended September 30, 2014 compared to 2013, Administrative & general expenses were generally in line with prior year, showing a slight increase of 1%, from $388,167 to $391,546.

Investments

In 2010 the Company acquired a 7% common series interest in the ownership of a hotel located in Hawaii. The Company received the interest in exchange for the Company’s assistance to the buyers of the hotel in negotiating the purchase, performing due diligence work and other consulting services.  During the three months ended September 30, 2014 and 2013, the Company recorded investment income of $36,000 and $0, respectively, representing the Company’s 7% allocation of net income from its investment.  For the nine months ended September 30, 2014 and 2013, we recorded investment income of $94,095 and $37,000, respectively.  The increase is a result of the hotel undergoing and completing an extensive renovation during 2013.

Depreciation

Our business is to provide services to our clients and as such does not require a great deal of capital expenditure for equipment or fixed assets.  As a result, depreciation expense was $58,671 and $55,944 for the three months ended September 30, 2014 and 2013, and $172,738 and $166,049 for the nine months ended September 30, 2014 and 2013, respectively.

Interest Expense

Interest Expense was $90,937 and $92,209 for the three months ended September 30, 2014 and 2013 respectively, and $232,972 and $284,799 for the nine months ended September 30, 2014 & 2013, respectively.   Included in interest expense is interest that is imputed on the mortgage note for our Podium located in New Zealand.  The decrease in interest expense is attributed to the forgiveness of accrued interest in the amount of $42,000 during the second quarter ended June 30, 2014 by our CEO, which represents a portion of accrued interest that is due to him on the $117,316 related party note payable.

Net Income

Net income (loss) for the three months ending September 30, 2014 and 2013 was $130,869 and ($192,541), respectively, and $184,119 and $111,074, respectively, for the nine months ended September 30, 2014 and 2013.  The variance in net income is due to foreign currency exchange losses of $219,735 and $25,629 which we recorded for the three and nine months ended September 30, 2013.  In 2014, we had no foreign currency exchange gains (see note under Guaranty in this Management Discussion and Analysis).

Foreign Currency Translation Adjustment

For consolidated entities whose functional currency is not the U.S. dollar, Castle translates their financial statements into U.S. dollars.  Assets and liabilities are translated at the exchange rate currently in effect as of the financial statement date, and results of operations are translated using the weighted average exchange rate for the period.

Translation adjustments from foreign exchange are included as a separate component of stockholders’ equity. Changes in the carrying value of the assets and liabilities of the consolidated entities outside of the United States due to foreign exchange changes are reflected as Foreign Currency Adjustments.  Foreign Currency Translation adjustments totaled $26,724 and $200,445 for the three months ended September 30, 2014 and 2013, respectively and $5,257 and $37,641 for the nine months ended September 30, 2014 and 2013, respectively.

Total Comprehensive Income

Total Comprehensive Income for the quarter ended September 30, 2014 was $157,593 as compared to $7,904 for the same period of the prior year.  For the nine months ended September 30, 2014 and 2013, Total Comprehensive Income was $189,376 and $148,715, respectively.  This is primarily a result of the changes in Revenue and Property and Operating Expenses, Investment Income, and foreign exchange rates noted above.

EBITDA

EBITDA (Earnings before Interest, Depreciation, Taxes and Amortization) reflects the Company’s earnings without the effect of depreciation, interest income or expense, taxes, or certain other non-cash income or expense items.  EBITDA is a non-GAAP measure.  Castle’s management believes that in many ways it is a good alternative indicator of the Company’s financial performance.  It removes the effects of non-cash depreciation and amortization of assets, as well as the fluctuations of interest costs based on the Company’s borrowing history and increases and decreases in tax expense brought about by changes in the provision for future tax effects rather than current income.  A comparison of EBITDA and Net Income (Loss) is shown below. EBITDA totaled $396,377 and ($26,249) for the three months ended September 30, 2014 and 2013, and $793,753 and $671,183 for the nine months ended September 30, 2014 and 2013, respectively.  The increase in EBITDA is attributable to a strong first two months of the third quarter in 2014 as compared to 2013 and the prior year foreign currency translation losses of $219,735 and $25,629 for the three and six months ended September 30, 2013.

Comparison of Net Income to EBITDA:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net Income (Loss)	$ 130,869	$ (192,541)	$ 184,119	$ 111,074
Add Back:
Income Tax Provision	115,900	18,139	203,924	109,261
Net interest expense	90,937	92,209	232,972	284,799
Depreciation	58,671	55,944	172,738	166,049
EBITDA	$ 396,377	$ (26,249)	$ 793,753	$ 671,183

Liquidity

Our primary sources of liquidity include available cash and cash equivalents, and borrowing under the credit facility which was secured in October 2008, consisting of a $200,000 line of credit.   As of September 30, 2014, the Company had the total $200,000 line of credit available to use.  Additionally, our New Zealand subsidiary has an available NZ$300,000 (US$233,520) line of credit which was fully available as of September 30, 2014. These facilities contain representations and warranties, conditions, covenants and events of default that are customary for this type of credit facility but do not contain financial covenants.  The Company is in compliance with the terms and conditions of these borrowing covenants.  We do not believe the limitations contained in the credit facility will, in the foreseeable future, adversely affect our ability to use the credit facility and execute our business plan.

During the second quarter, we were successful in extending the due date of our New Zealand loan (balance of US$7,069,103 at September 30, 2014) from December 31, 2014 to March 31, 2019.

Expected uses of cash in fiscal 2014 include funds required to support our operating activities and upgrading our computer technology which would include our central reservations and online booking systems.

We generated net income of $130,869 during the third quarter of 2014 compared to a net loss of $192,541 for the same period of the prior year.  Our results for the prior year included a foreign currency transaction loss of $219,735 and excluding this loss, our net income for the third quarter of 2014 improved by 381%, or $103,675.  We have been successful in establishing a trend of Operating Profitability in recent quarters as we reported Operating Profits in nine out our last ten quarters.  We anticipate the stabilization of occupancy levels, together with a slight increase in average rate trends and levels for the properties currently under contract for the remainder of 2014 when compared to 2013.  We will continue our efforts to expand the number of properties under management through the remainder of 2014, which will increase the overall revenue stream in 2014. The specific impact of these additions on revenue depends on the timing of when and if new properties are added during the year.  We have reported positive EBITDA in nine of the last ten quarters and project that we will continue to improve the overall profitability, cash flows, and working capital liquidity through 2014. This view is based on the following assumptions:

The maintaining of current occupancy levels as the global economy stabilizes rather than deteriorates resulting in increased visitor trends to Hawaii and New Zealand.

A continuation of increases in average daily rates and REVPAR at the properties we manage as compared to recent years.

Focus of our corporate office on increasing our properties room revenue through increased sales, advertising and marketing efforts.

Careful monitoring of our costs and expenses which will provide the basis for improved operating trends throughout 2014.

Expansion of the number of properties under management, with emphasis on Hawaii and New Zealand.

The conversion of one of our properties under management from a timeshare operation to a resort hotel operation in the third quarter of 2014.

Our plans to manage our liquidity position in fiscal 2014 include:

Accessing additional sources of debt or equity financing at competitive rates.

Expenditures to replace, upgrade and improve to our existing technological equipment which would allow us to better sell our rental units.

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

Based on that evaluation, our chief executive officer (and acting chief financial officer) concluded that, as of September 30, 2014, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer (and acting chief financial officer), as appropriate, to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None during the nine months ended September 30, 2014.

Item 1A. Risk Factors.

Not required to be enumerated by smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

None during the nine months ended September 30, 2014.

Use of Proceeds of Registered Securities

No proceeds were received from the sale of registered securities during the nine months ended September 30, 2014.

Purchases of Equity Securities by Us and Affiliated Purchasers

None during the nine months ended September 30, 2014.

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

THE CASTLE GROUP, INC.

Date:	11/14/2014	By:	/s/Rick Wall
Rick Wall
Chief Executive Officer and Chairman of the
Board of Directors and Acting CFO