Form 10-K
period 2014-12-31
CASTLE GROUP INC
filed 2015-03-31
CIK 918543

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

                                        (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

[   ] Yes   [X] No

Aggregate Market Value of Non-Voting Common Stock Held by Non-Affiliates

As of June 30, 2014, there were approximately 5,805,324 shares of common voting stock of the Issuer held by non-affiliates. As of June 30, 2014, the closing price of the common stock on the OTC Bulletin board was $.25 per share or an aggregate value of $1,451,331.

Issuers Involved in Bankruptcy Proceedings During the Past Five Years

Not applicable.

Check whether the Issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Not applicable.

Applicable Only to Corporate Issuers

Number of shares outstanding of the Issuer’s common stock as of March 30, 2015:   10,046,392

Documents Incorporated by Reference

See Part IV, Item 15.  The Exhibit Index appears on page 36.

TABLE OF CONTENTS

PART I

PART II

PART III

PART IV

Item 15.	Exhibits, Consolidated Financial Statement Schedules.	36

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

Principal Products or Services and Their Markets

General

We are a full service hospitality and hotel management company that prides itself on its ability to be both “Flexible and Focused,” our operations motto.  Flexible, to meet the specific needs of property condo owners at the properties that we manage; and Focused, in our efforts to achieve enhanced rental income and profitability for those owners.  We earn our revenues by providing several types of services to property owners including, hotel and resort management and operations; reservations staffing and operations; sales and marketing; and accounting.  Our revenues are derived primarily from two sources: (1) the rental of hotel rooms and condominium accommodations along with food and beverage sales at the properties we manage and; (2) fees paid for services we provide to property owners.  We also derive revenues from commissions at certain of our properties, rental of real estate owned in New Zealand, and investment income through our ownership of a minority interest in a domestic hotel property.

Corporate Culture

Our corporate culture has been internally branded as “F & F,” which means Flexibility and Focus.  The organization and infrastructure is solid and designed for maximum flexibility to react to any and all marketplace dynamics, while at the same time, allowing us to remain focused on our objectives and overall strategy without losing focus or perspective.

Marketing Strategy

Most of our marketing efforts are focused towards acquiring and retaining guests for the properties we manage.  We have made investments in three of the properties that we manage, as we own the lobby and food and beverage areas in our New Zealand property, have a minority interest in a property in Hawaii, and in January 2015 purchased the commercial unit which includes the front desk for another property we manage in Hawaii.  Sales, advertising and marketing is handled by our sales staff and is done through various distribution channels including direct internet sales, wholesalers, online and traditional travel agencies, corporate and frequent traveler accounts, and

group tour operators.   We also manage and operate an interactive web site (www.Castleresorts.com) for customers to view information about the properties we manage and make reservations to stay at the properties.  The website offers user friendly navigation, interactive features and rich content, while offering attractive rates and a travel booking engine that can handle rate conversions for over 100 foreign currencies.  The proprietary online booking and reservations engine supports a dynamic pricing model which maximizes revenues for all of our properties under management.

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

Our brand strategy is one of the areas that clearly differentiates us from the high profile branded hospitality companies.  When a hotel owner or developer is considering contracting a large worldwide hospitality company for possible hotel management, there are several considerations that must be assessed.  With major worldwide brands usually come the high costs that the owner must bear to sustain the expensive plant, marketing and operational costs that the brand demands in order to fall into the brand’s cookie cutter image. There are also some tangible differences from the guest’s or customer’s perspective.  At Castle, we believe that one size and one guest experience model does not fit all and we also believe that marketing efforts should be focused on the individual property with its unique culture instead of concentrating dollars on the advancement of the brand name.

We market each property with its own independent brand identity and deploy customized marketing programs to target the specific demographics attracted to each of our unique properties.  Through our property brand building efforts, we begin the process of positioning each of our resorts to our key market segments, niche targeted customers and distribution channels.

We also do not flag our properties with the Castle name.  The advantages of doing so are several.  There is a high demand for the independent smaller boutique hotels and condominiums, as travelers favor a more individualized and unique travel experience. We believe that this allows the consumer to better choose the specific type of vacation experience desired based upon the specific attributes of the property selected.  This ongoing trend towards smaller, independent hotels, as opposed to the familiar mid-range chains has been seen throughout the world tourism marketplace.  We believe that property owners who pay for sales and marketing costs should not do so to promote the management company, but rather the properties that they own.

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

We also have subsidiary companies set up in other regions of the Pacific Basin and while we believe that there are significant opportunities in this region, we have chosen to focus on obtaining additional contracts within our current markets due to the opportunities afforded by the sales of properties, foreclosures, underperformance of certain properties, and dissatisfaction with the current management by our competitors.  Management will explore expansion again into the Asian region when we determine that the economic conditions would make it once again economically feasible to enter these regions.

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

In 2010, we took a major step forward in the domestic market as we secured an ownership interest in a Hawaii property that we manage.

In early 2015, we also purchased the commercial unit that includes the front desk at another of our Hawaii properties.

In addition to focusing on growing our portfolio of managed properties, we will continue to focus efforts on securing additional equity ownership interests in properties in both the domestic and international markets.

Item 1A.  Risk Factors

Not required for smaller reporting companies.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Property.

We lease office space for our principal executive offices.  This lease expired on October 31, 2014 and we successfully renegotiated and extended our lease to expire on October 31, 2019 at a rental cost that averages $7,900 per month, plus the cost of common area maintenance.

We also lease additional office space for our finance and accounting operations, which expires on February 28, 2017 at a rental cost that averages $5,606 per month, plus the cost of common area maintenance.

We continue our ownership (through Mocles) of certain common areas of our New Zealand property which includes the lobby, restaurant and bar which we operate.  The lobby area owned by us is also rented out to the rental program.  The property is well known in the area, especially after the hosting of various teams that participated in the World Rugby Cup, and has a mature base of customers.  Additionally, our food and beverage operations have won various culinary awards in the area and we believe that this combination of a net contract for the room operations and the profitable food & beverage operations will ensure future profitability for our New Zealand operation.

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

In January 2015, we acquired the commercial unit that includes the front desk for one of our Hawaii based properties.

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

	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Fiscal 2014 price range per common share	$0.20-$0.22	$0.20-$0.25	$0.15-$0.25	$0.15-$0.21
Fiscal 2013 price range per common share	$0.20-$0.30	$0.25-$0.30	$0.17-$0.30	$0.17-$0.17

Holders of Record

There were approximately 280 owners of record of Castle’s common stock as of March 15, 2015.

Dividends

We have not paid any dividends with respect to our common stock, and do not intend to pay dividends on our common stock in the foreseeable future.  As more fully described in Note 7 to Castle’s consolidated financial statements included herein, in 1999 and 2000, we issued a total of 11,050 shares of $100 par value redeemable preferred stock.  Dividends are cumulative from the date of original issue and are payable semi-annually, when, and if declared by the board of directors beginning July 15, 1999, at a rate of $7.50 per annum, per share. During the fiscal year ended July 31, 2000, we paid dividends to holders of record as of July 15, 2000, in the amount of $16,715.  At December 31, 2014, undeclared and unpaid dividends on these shares totaled $1,264,613 or $114.44 per preferred share. These dividends are not accrued as a liability, since no dividends have been declared.  We cannot pay dividends on our common stock until we declare and pay the dividends on our preferred stock.  It is the intention of management to utilize and reinvest all discretionary available funds into the development and expansion of our business, rather than for common stock dividend payments.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any equity compensation plans and as such no securities have been authorized for issuance subject to such a plan.

Recent Sales of Unregistered Securities

In November 2014, we issued 20,000 shares of our common stock to an employee as compensation.  The shares were unregistered shares and are therefore restricted shares of stock.

Use of Proceeds of Registered Securities.

There were no proceeds received by us from the sale of registered securities during the 12 months ending December 31, 2013 or 2014.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Revenue

For 2014, our revenue trend is reflective of a recovery in the tourism industry of Hawaii.  The Hawaii Tourism Authority (HTA) announced a record 8.3 million visitors to Hawaii in 2014, up 1.3% from 2013, with an overall 1.1% increase in visitor days, and a 2.3% increase in visitor spending in Hawaii up to $14.7 billion for 2014 as compared to 2013. 1   Total airline seats to Hawaii also reflected this trend with an increase of 3.4% in 2014 as compared to 2013. 1

1 Hawaii Tourism Authority: http://www.hawaiitourismauthority.org/default/assets/File/research/momthly-visitors/December%202014%20Visitor$20Stats%20Press%20Release%20(final).pdf

The Company has two basic types of agreements.  Under a “Gross Contract” the Company records revenue which is based on a percentage of the gross rental proceeds received from the rental of hotel or condominium units.   Under a “Gross Contract” the Company pays a portion of the gross rental proceeds to the owner of the rental unit.  The Company only records the difference between the gross rental proceeds and the amount paid to the owner of the rental unit as “Revenue Attributed from Properties.”  Under the Gross Contract, the Company is responsible for all of the operating expenses for the hotel or condominium unit.  Under a “Net Contract”, the Company receives a management fee that is based on a percentage of the gross rental proceeds received from the rental of hotel or condominium units.  Under the Net Contract, the owner of the hotel or condominium unit is responsible for all of the operating expenses of the rental program covering the owner’s unit and the Company also typically receives an incentive management fee, which is based on the net operating profit of the covered property. Additionally, under a net contract, in most cases we employ on-site personnel to provide services such as housekeeping, maintenance and administration to property owners under our management agreements and for such services, we recognize revenue in an amount equal to the expenses incurred.  Revenues received under the net contract are recorded as Management and

Service Income.  Under both types of agreements, revenues are recognized after services have been rendered.  A liability is recognized for any deposits received for which services have not yet been rendered.

Castle’s Revenues totaled $24,540,935 for the year ended December 31, 2014, representing a 2.8% increase from $23,877,726 in 2013.  This increase is attributed to the overall improvement in the tourism industry, especially in Hawaii where all of the Company’s domestic operations are situated.

Revenues attributed from Properties increased 8.5% to $13,160,295 for the year ended December 31, 2014, as compared to $12,124,316 in 2013.  The increase is attributed to the conversion of one of our properties from a net to a gross contract in May of 2014, and the acquisition of a gross contract in September 2013.

Management and Service Revenues decreased 5.1% to $11,128,940 in 2014 from $11,724,143 in 2013.  This decrease is again attributed to one of our net contract properties converting to a gross property in May of 2014, which resulted in fees previously recorded as Management and Service Revenues for only four months in 2014 as opposed to twelve months in 2013.  In addition, one of the properties we managed under a net contract was sold in January 2014.

Other income was $251,700 in 2014 compared to $29,267 in 2013.  Other income for 2014 included a $250,000 consulting fee we received from the conversion of one of our properties from a hotel to a condominium by the property owner who is in the process of selling each unit individually, and the conversion of another property from a timeshare operation to a hotel operation.  Other income for 2013 included additional cancellation fees we received for a management contract which terminated in 2011.

The Company reported investment income of $202,995 in 2014 compared to $37,164 in 2013, which represents our share of the income attributable to a minority ownership in a domestic hotel.  The increase in investment income is due to the hotel undergoing a major renovation project for most of 2013.

Costs and Expenses

Total Operating Expenses were $23,526,386 in 2014, an increase of 1.4% when compared to $23,204,687 in 2013.  In addition to the increased revenue, the increase is attributed to the conversion of one our management contracts from a net contract to a gross contract in May of 2014.

Attributed Property Expenses increased 7.8% to $11,873,580 in 2014, as compared to $11,019,541 in 2013.  Attributed Property Expenses include the operating expenses of the properties which are managed under Gross Contracts.  The increase in expenses is a result of the conversion of one of our net contracts to a gross contract in May of 2014 (eight months of expenses in 2014 compared to none in 2013) and the acquisition in September 2013 of a Gross Contract by the Company (twelve months of expenses in 2014 compared to four in 2013).

Payroll and office expense totaled $10,887,909 in 2014, as compared to $11,487,772 in the year earlier period, a decrease of 5.2%. This decrease is primarily related to the change of one of our net contracts to a gross contract in May of 2014.

Administrative and general expense totaled $537,754 in 2014, an increase of 13.1% as compared to $475,404 for 2013.  The increase is due to the issuance of stock warrants for 400,000 shares valued at $49,320 to members of our board of directors, and increased sales taxes attributed to the increased revenues we experienced.

Depreciation expense of $227,143 in 2014 showed a slight increase when compared to $221,970 in 2013.   This was due to the Company making only limited capital expenditures during 2014.

A foreign exchange gain of $14,284 was recognized in 2013 which resulted from the impact of a decrease of the Guarantor Obligation of the Company that is payable in New Zealand Dollars (see Note 4 of the Notes to Consolidated Financial Statements).   In 2014, we renegotiated and extended our loan in New Zealand whereby our US entity no longer has a specific NZ dollar guaranty amount on the New Zealand debt and therefore, the amounts previously recorded on our US entity financial statements (and subject to exchange gains and losses based on the exchange rate of the US dollar against the NZ dollar) was transferred to our New Zealand subsidiary. In 2014, as all of the New Zealand debt is recorded on our New Zealand subsidiary, we no longer record exchange gains or losses in our consolidated statement of operations.

Interest expense totaled $324,133 for 2014, a decrease of 14.5% as compared to $379,176 in 2013.  This decrease is due to the forgiveness of $42,000 of accrued interest due to our CEO by the Company on his $117,316 note and the decrease in borrowing in 2014 as compared to 2013 as the Company had sufficient cash flow to fund operations without using its credit lines.  Total interest expense includes non-cash imputed interest amounting to $200,040 and $200,030 for the years ended December 31, 2014 and 2013, respectively.  Effective January 1, 2013, the note payable in New Zealand called for payments of NZ$40,000 per month to be applied to the principal balance plus interest payments to Westpac on the debt that was assumed as part of the purchase price of the Podium.  The agreement does not provide for interest to be paid on the balance of the note and therefore, we have imputed interest on the non-Westpac portion of the note payable so that the combined interest rate paid on the note payable is approximately 4.5%.  The amount of imputed interest we recorded was offset with an increase in additional paid in capital on our balance sheet.

The Company provides for a deferred tax asset on its United States taxable income.  Although the Company also has net operating losses that are available to carryforward from its non-US operations, due to the uncertainty of those tax benefits being used in future years, the Company has set up an allowance for 100% of those tax benefits.  Income tax expense for 2014 totaled $243,318 an increase of $99,874 when compared to $143,444 in 2013.  The Company’s deferred tax asset balance of $1,125,836 on December 31, 2014 is derived from its taxable losses in previous years.  This reflects the Company’s estimate of the amount which will offset tax liabilities from expected taxable income in future years.  The Company expects to be profitable again in 2015 and in future years as additional properties and management contracts are added.  We have established a history of profitability, reporting net income for the past five years.  We believe that it is likely that the $474,092 current portion of the deferred tax asset as of December 31, 2014 will be utilized in 2015 and the remainder will be utilized in subsequent years.  Since the majority of these losses occurred in recent years, the useful life of the tax asset extends well into the projected taxable periods.  Further, the nature of the derivation of the tax asset is directly applicable to the nature of the expected tax liability in future periods; as such the ‘quality’ of the tax asset in relation to the expected utilization is high.  (See Note 9 of the Notes to Consolidated Financial Statements.)  The Company’s US based net operating losses available for future use are as follows:

Year	Available Net Operating Loss	Expires
2002	$ 661,151	2022
2007	$ 138,950	2027
2008	669,147	2028

Total Available	$ 1,469,248

Net income for the year ended December 31, 2014, was $650,093, an increase of $448,226 or 222% when compared to net income of $201,867 for the year ended December 31, 2013.   Net income for 2014 included consulting fee income of $250,000 for the conversion of one of our properties from a hotel to a condominium, and the conversion of another property from a timeshare operation to a hotel operation.  Additionally, the hotel in which we have an ownership interest was under extensive renovations in 2013 and experienced a large increase of profits in 2014 resulting in our investment income increasing by $165,831 when comparing 2014 and 2013.

EBITDA reflects the Company’s earnings without the effect of depreciation, interest income or expense or taxes.  Castle’s management believes that EBITDA is a good alternative indicator of the Company’s financial performance because it removes the effects of non-cash depreciation and amortization of assets as well as the fluctuations of interest costs based on Castle’s borrowing history, and increases and decreases in tax expense brought about by changes in the provision for future tax effects rather than current income.  A comparison of EBITDA and Net Income for 2014 and 2013 is shown below.  For 2014, EBITDA was $1,444,687 as compared to $946,457 for 2013, an increase of $498,230 or 53%.   The increase in EBITDA is attributed to the receipt of $250,000 in consulting fees, and increase of $165,831 in investment income, and the increased performance of properties under our management.  EBITDA is not a measure that is recognized within generally accepted accounting principles (GAAP).

Comparison of Net Income to EBITDA:

	Twelve months ended Dec 31,
	2014	2013
Net Income	$650,093	$201,867
Add Back:
Income Tax Provision	243,318	143,444
Net interest expense	324,133	379,176
Depreciation	227,143	221,970
EBITDA	$1,444,687	$946,457

Liquidity

Our primary sources of liquidity include available cash and cash equivalents, and borrowing under the credit facility which was secured in 2008 and further modified in 2014, consisting of a $300,000 line of credit for our US operations and a NZ$300,000 line of credit for our New Zealand operations.  These facilities contain representations and warranties, conditions, covenants and events of default that are customary for this type of credit facility but do not contain financial covenants.  We do not believe the limitations contained in the credit facility will, in the foreseeable future, adversely affect our ability to use the credit facility and execute our business plan.  As of December 31, 2014, both of our US line of credit of $300,000 and the NZ$300,000 lines were fully available.  The December 31, 2013 balance of our US line of credit of $150,000 was fully paid off in January 2014.

We were also successful in extending the due date for our New Zealand loan (see note 6 to the Consolidated Financial Statements), from December 31, 2014 to March 31, 2019 with an additional extension to March 31, 2024 available if we are not in default of the loan provisions.  Although no assurance can be given, management is confident that the Company will be able to generate the operating cashflow necessary to service the loan payment requirements through the due date of the loan, and also that management will be able to extend the due date of the loan for the operation period to March 31, 2024.

Expected uses of cash in fiscal 2015 include funds required to support our operating activities, including continuing to opportunistically and selectively expand the number of properties under our management.  We are also investing in a new property management system and a central reservations system which will allow us to operate more efficiently and will also allow us to better compete in the vacation rental market.  Management is confident that it will be able to generate sufficient operating cashflow to meet these expected uses of cash in fiscal 2015 and beyond.

The trend towards continued improvement in our bottom line is due to the improvement in the tourism industry that we have experienced since the economic downturn that occurred in 2008, together with various cost control initiatives undertaken by the Company since 2008.  We experienced Net income of $650,093 in 2014 and Net income in 2013 of $201,867. The Company has reported Net income and positive EBITDA for the last four years.  We anticipate that occupancy levels will remain stable for the rest of 2015, with a slight increase in average room rates for the properties currently under management.  During 2014, the property in which we have an ownership interest performed exceptionally well compared to the prior year 2013, during which the property was under extensive renovations for most of 2013.  In August of 2014, one of our properties converted from a timeshare operation to a full hotel operation, which should result in higher fees to us.  We also plan to expand the number of properties under management, which will increase the overall revenue stream in 2015 as there are proposals that we have made for management of additional properties.  The specific impact of these additions on revenue depends on the timing of when and if new properties are added during the year.

More importantly, since the recession of 2008-2009 we implemented a number of cost saving and efficiency programs that, together with increases in revenue, continually improved our profitability and cash flows which resulted in positive EBITDA and Net Income for each of the past four years ended December 31, 2011 through and including December 31, 2014.  We believe that this represents a significant turnaround since the recession years as our EBITDA continued to improve as the tourism industry improved and our cost saving programs went into effect.  We project that the Company will continue to improve the overall profitability, cash flows, and working capital liquidity through 2015 as compared to 2014. This view is based on the following assumptions:

•

Continued improvement in global macroeconomic trends in consumer spending and especially travel spending by consumers, and the resulting visitation trends to Hawaii and New Zealand.

•

A slight increase in both occupancy levels and average daily rates at the properties we manage as compared to recent years.

•

Expansion of the number of properties under management, with emphasis on Hawaii and New Zealand.

•

The benefits of the contract for our New Zealand Property changing in August of 2011 from a gross contract to a net contract.

•

The emergence of travelers from China, Korea and other Asian countries as airlines add more flights from these destinations.

•

An increase in air capacity to Hawaii and the introduction of direct flights from foreign destinations in 2014 such as from Taiwan, which implemented a VISA waiver program, Japan and New Zealand.

•

The conversion of one of our properties from a timeshare operation to a hotel operation which should result in higher management fees.

•

The availability of our lines of credit in both New Zealand and Hawaii.

•

The installation of a new property management and reservation system which will allow us to better compete in the vacation rental market.

Based on current revenue forecasts and operating projections we anticipate recording an Operating Profit for the first quarter of 2015, and our current forecasts and projections anticipate that the Company will be profitable in 2015.  Our plans to manage our liquidity position in fiscal 2015 include:

•

Maintaining our operating plan for controlling expenses, while maintaining strong relationships with our owners and travel wholesalers and partners to ensure continuity and good communication.

•

Maintaining our relationships with banks and other institutions and through improved profitability and financial stability increase our borrowing availability under our credit facility which we were successful in doing in the past.

•

Modifying our operating models for select resort condominium properties to more closely mirror the vacation rental market with its limited services and lower costs.  Our investment into a new property management and central reservations system will allow us to compete in the vacation rental market.

We have considered the impact of the financial outlook on our liquidity and have performed an analysis of the key assumptions in our forecast such as sales, gross margin and expenses. We have performed an evaluation of our relationships with our travel partners and property owners and an analysis of cash requirements, other working capital changes, capital expenditures and borrowing availability under our credit facilities. Based upon these analyses and evaluations, we expect that our anticipated sources of liquidity will be sufficient to meet both our short term and long term obligations without disposition of assets outside of the ordinary course of business or significant revisions of our planned operations.

Other Borrowings

In October 2014, the Company extended, for another year, its available credit facilities and also increased our line of credit with a local Hawaii bank to $300,000 from $200,000. As of March 31, 2015, the Company has the full $300,000 line of credit available for use.  During 2013, the Company drew in the aggregate $150,000 against its line of credit which was fully repaid in January 2014.

We have a NZ$300,000 line of credit with a New Zealand bank to finance its general working capital flows in New Zealand. As of December 31, 2014 and 2013, and March 31, 2015 there were no borrowings against this line of credit.

Off-Balance Sheet Arrangements

The Company leases two office spaces that expire on February 28, 2017 and October 31, 2019.  For the years ended December 31, 2014 and 2013, the Company paid $353,921 and $366,333, respectively, in lease expense for these leases. As of December 31, 2014, the future minimum rental commitment under these leases was $1,232,506.

Year	Amount
2015	$ 293,547
2016	316,560
2017	229,081
2018	213,575
2019	179,743
Total	$ 1,232,506

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

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

Foreign Currency Exchange Risk

In addition to our US operations, we conduct business in New Zealand. Our foreign currency risk primarily relates to our investments in foreign subsidiaries that transact business in a functional currency other than the U.S. Dollar. The exposure to this risk is minimized as we have generally reinvested profits or funded operations via local currencies for our international operations. In addition, we are exposed to foreign currency risk related to our assets and liabilities denominated in a currency other than the functional currency.

As currency exchange rates change, translation of the income statements of our international businesses into U.S. dollars affects year-over-year comparability of operating results. We have not hedged translation risks because cash flows from international operations were generally reinvested locally. Non-operating foreign transaction exchange net gain for 2013 was $14,284 attributable to the guaranty of debts in currency other than the functional currency. This was principally driven by U.S. dollar positions held at December 31, 2013 affected by the fluctuation in the value of the US dollar to the New Zealand dollar.  In 2014 we renegotiated our guaranty of debts whereby the debts were not guaranteed in New Zealand dollars and therefore, our Statement of Operations will not be subject to the effects of the New Zealand vs. United States exchange rates in future reporting periods.

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

Item 8.  Financial Statements

The Castle Group, Inc. and Subsidiaries

Table of Contents

Report of Independent Registered Public Accounting Firm	Page 15
Consolidated Balance Sheets – December 31, 2014 and 2013	Page 16
Consolidated Statements of Operations and Comprehensive Income - Years Ending December 31, 2014 and 2013	Page 17
Consolidated Statements of Cash Flows – Years Ending December 31, 2014 and 2013	Page 18
Consolidated Statements of Stockholders’ Equity - Years Ending December 31, 2014 and 2013	Page 19
Notes to Consolidated Financial Statements	Pages 20-28

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors

The Castle Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of The Castle Group, Inc. and Subsidiaries (the Company) as of December 31, 2014 and 2013 and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Castle Group, Inc. and Subsidiaries at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Mantyla McReynolds, LLC

Mantyla McReynolds, LLC

Salt Lake City, Utah

March 31, 2015

THE CASTLE GROUP INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2014 & 2013

ASSETS
	DEC 31, 2014	DEC 31, 2013
Current Assets
Cash and cash equivalents	$ 1,753,780	$ 1,137,215
Accounts receivable, net of allowance for bad debts	2,365,071	2,453,363
Deferred tax asset	474,092	431,000
Note receivable, current portion	15,000	15,000
Prepaids and other current assets	443,011	332,286
Total Current Assets	5,050,954	4,368,864
Property plant & equipment, net	6,701,806	7,160,790
Deposits and other assets	186,246	217,479
Note receivable	185,018	195,366
Investment in limited liability company	564,064	463,969
Deferred tax asset	651,744	938,154
Goodwill	54,726	54,726

TOTAL ASSETS	$ 13,394,558	$ 13,399,348

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 2,541,770	$ 2,795,276
Payable to related parties	-	88,983
Deposits payable	862,527	605,046
Current portion of long term debt	374,736	541,776
Current portion of long term debt to related parties	45,072	-
Accrued salaries and wages	1,579,974	1,513,660
Accrued taxes	61,482	57,018
Other current liabilities	2,714	28,817
Total Current Liabilities	5,468,275	5,630,576
Non Current Liabilities
Long term debt, net of current portion	6,621,571	3,890,130
Notes payable to related parties, net of current portion	72,244	117,316
Other long term obligations, net	-	3,429,210
Total Non Current Liabilities	6,693,815	7,436,656
Total Liabilities	12,162,090	13,067,232
Stockholders' Equity
Preferred stock, $100 par value, 50,000 shares authorized, 11,050 shares issued and outstanding in 2014 and 2013	1,105,000	1,105,000
Common stock, $.02 par value, 20,000,000 shares authorized, 10,046,392 and 10,026,392 shares issued and outstanding in 2014 and 2013, respectively	200,929	200,529
Additional paid-in capital	4,877,774	4,624,014
Retained deficit	(4,978,419)	(5,628,512)
Accumulated other comprehensive income	27,184	31,085
Total Stockholders' Equity	1,232,468	332,116

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 13,394,558	$ 13,399,348

The accompanying notes are an integral part of these consolidated financial statements

THE CASTLE GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2014 & 2013

	2014	2013
Revenues
Revenue attributed from properties	$ 13,160,295	$ 12,124,316
Management & service	11,128,940	11,724,143
Other revenue	251,700	29,267
Total Revenues	24,540,935	23,877,726

Operating Expenses
Attributed property expenses	11,873,580	11,019,541
Payroll and office expenses	10,887,909	11,487,772
Administrative and general	537,754	475,404
Depreciation	227,143	221,970
Total Operating Expense	23,526,386	23,204,687
Operating Income	1,014,549	673,039
Foreign currency transaction gain	-	14,284
Investment income	202,995	37,164
Interest expense	(324,133)	(379,176)
Income before taxes	893,411	345,311
Income tax provision	(243,318)	(143,444)
Net Income	650,093	201,867

Other Comprehensive Income
Foreign currency translation adjustment	(3,901)	14,649
Total Comprehensive Income	$ 646,192	$ 216,516

Earnings Per Share
Basic	$ 0.06	$ 0.02
Diluted	$ 0.06	$ 0.02
Weighted Average Shares
Basic	10,029,406	10,026,392
Diluted	10,397,739	10,394,725

The accompanying notes are an integral part of these consolidated financial statements

THE CASTLE GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2014 & 2013

	2014	2013
Cash Flows from Operating Activities
Net income	$ 650,093	$ 201,867
Adjustments to reconcile from net income to net cash from
operating activities:
Depreciation	227,143	221,970
Stock issued as compensation	4,800	-
Warrants granted as compensation	49,320	-
Non cash interest expense	200,040	200,030
Foreign exchange loss on guarantor obligation	-	(14,284)
Investment income	(202,995)	(4,262)
Deferred taxes	243,318	131,541
(Increase) decrease in
Accounts receivable	85,654	(529,314)
Other current assets	(120,466)	(34,461)
Notes receivable	10,348	14,634
Deposits and other assets	24,284	23,979
Increase (decrease) in
Accounts payable and accrued expenses	(273,474)	559,770
Customer advance deposits	262,309	(33,020)
Net Change From Operating Activities	1,160,374	738,450

Cash Flows from Investing Activities
Distributions from investments	102,900	-
Purchase of assets	(69,364)	(32,108)
Net Change from Investing Activities	33,536	(32,108)

Cash Flows from Financing Activities
Proceeds from notes	-	150,000
Payments on notes to related parties	-	(3,011)
Payments on notes	(548,448)	(495,150)
Net Change from Financing Activities	(548,448)	(348,161)

Effect of foreign currency exchange rate on changes in cash and cash equivalents	(28,897)	(2,628)

Net Change in Cash and Cash Equivalents	616,565	355,553
Beginning Balance	1,137,215	781,662
Ending Balance	$ 1,753,780	$ 1,137,215

Supplementary Information
Cash Paid for Interest	$ (190,059)	$ (197,656)
Cash Paid for Income Taxes	$ -	$ (11,903)

The accompanying notes are an integral part of these consolidated financial statements

THE CASTLE GROUP INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2014 & 2013

	Preferred Stock Shares	Amount	Common Stock Shares	Amount	Additional Pain-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total

Balance 12/31/12	11,050	$ 1,105,000	10,026,392	$ 200,529	$ 4,423,984	$ (5,830,379)	$ 16,436	$ (84,430)

Net Income 12/31/13						201,867		201,867

Foreign Currency Translation Adjustment							14,649	14,649

Non Cash Imputed Interest Expense					200,030			200,030

Balance 12/31/13	11,050	1,105,000	10,026,392	200,529	4,624,014	(5,628,512)	31,085	332,116

Net Income 12/31/14						650,093		650,093

Stock Issued as Compensation			20,000	400	4,400			4,800

Warrants Granted as Compensation					49,320			49,320

Foreign Currency Translation Adjustment							(3,901)	(3,901)

Non Cash Imputed Interest Expense					200,040			200,040

Balance 12/31/14	11,050	$ 1,105,000	10,046,392	$ 200,929	$ 4,877,774	$ (4,978,419)	$ 27,184	$ 1,232,468

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

Principles of Consolidation

The consolidated financial statements include the accounts of The Castle Group, Inc. and its wholly-owned subsidiaries: Hawaii Reservations Center Corp., HPR Advertising, Inc., Castle Resorts & Hotels, Inc., Castle Resorts & Hotels Thailand Ltd., NZ Castle Resorts and Hotels Limited (a New Zealand Corporation),  NZ Castle Resorts and Hotels’ wholly-owned subsidiary, Mocles Holdings Limited (a New Zealand Corporation), Castle Resorts & Hotels NZ Ltd., Castle Group LLC (Guam), Castle Resorts & Hotels Guam Inc. and KRI Inc. dba Hawaiian Pacific Resorts (Interactive). Collectively, all of the companies above are referred to as “the Company” throughout these consolidated financial statements and accompanying notes. All significant inter-company transactions have been eliminated in the consolidated financial statements.

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

Accounts Receivable

The Company records an account receivable for revenue earned but not yet collected.  The Company estimates allowances for doubtful accounts based on the aged receivable balances and historical losses.  If the Company determines any account to be uncollectible based on significant delinquency or other factors, it is immediately written off.  An allowance for bad debts has been provided based on estimated losses amounting to $190,579 and $166,384 as of December 31, 2014 and 2013, respectively.

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

At December 31, 2014 and 2013, property, plant, and equipment consisted of the following:

	2014	2013
Real estate - Podium	$ 8,093,522	$ 8,461,550
Equipment and furnishings	1,644,081	1,647,236
Less accumulated depreciation	(3,035,797)	(2,947,996)
Net property, furniture and equipment	$ 6,701,806	$ 7,160,790

Depreciation is computed using the declining balance and straight-line methods over the estimated useful life of the assets (Equipment and furnishings 5 to 7 years, Podium 50 years).  For the years ended December 31, 2014 and 2013, depreciation expense was $227,143 and $221,970, respectively.

Goodwill and Intangibles

The Company performs impairment tests of goodwill at a reporting unit level, which is one level below the operating segments. The Company’s operating segments are primarily based on geographic responsibility, which is consistent with the way management runs its business.

The goodwill impairment test consists of a two-step process, if necessary. The first step is to compare the fair value of a reporting unit to its carrying value, including goodwill. The Company typically uses discounted cash flow models to determine the fair value of a reporting unit. The assumptions used in these models are consistent with those the Company believes hypothetical marketplace participants would use. If the fair value of the reporting unit is less than its carrying value, the second step of the impairment test must be performed in order to determine the amount of impairment loss, if any. The second step compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds its implied fair value, an impairment charge is recognized in an amount equal to that excess. The loss recognized cannot exceed the carrying amount of goodwill.

The Company has the option to perform a qualitative assessment of goodwill prior to completing the two-step process described above to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill and other intangible assets. If the Company concludes that this is the case, it must perform the two-step process. Otherwise, the Company will forego the two-step process and does not need to perform any further testing. During 2014, the Company performed qualitative assessments on the entire consolidated goodwill balance.

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

The Company has two basic types of agreements.  Under a “Gross Contract” the Company records revenue which is based on a percentage of the gross rental proceeds received from the rental of hotel or condominium units.   Under a “Gross Contract” the Company pays a portion of the gross rental proceeds to the owner of the rental unit.  The Company only records the difference between the gross rental proceeds and the amount paid to the owner of the rental unit as “Revenue Attributed from Properties.”  Under the Gross Contract, the Company is responsible for all of the operating expenses for the hotel or condominium unit.  Under a “Net Contract”, the Company receives a management fee that is based on a percentage of the gross rental proceeds received from the rental of hotel or condominium units. Under the Net Contract, the owner of the hotel or condominium unit is responsible for all of the operating expenses of the rental program covering the owner’s unit and the Company also typically receives an incentive management fee, which is based on the net operating profit of the covered property. Additionally, under a net contract, in most cases we employ on-site personnel to provide services such as housekeeping, maintenance and administration to property owners under the Company’s management agreements and for such services the Company recognizes revenue in an amount equal to the expenses incurred.  Revenues received under the net contract are recorded as Management and Service Income.  Under both types of agreements, revenues are recognized after services have been rendered. A liability is recognized for any deposits received for which services have not yet been rendered.

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

Advertising, Sales and Marketing Expenses

The Company incurs sales and marketing expenses (mostly consisting of employee wages) in conjunction with the production of promotional materials, trade shows, and related travel costs.  The Company expenses advertising and marketing costs as incurred or as the advertising takes place.  For the years ended December 31, 2014 and 2013, total advertising expense was $1,050,200 and $1,062,286 respectively.

Stock-Based Compensation

The Company has accounted for stock-based compensation by recording an expense associated with the fair value of stock-based compensation over the requisite service period, which typically represents the vesting period.  For employees, the measurement date is the grant date.  For non-employees the measurement date is the earlier of the date of performance completion or the date of performance commitment if a sufficient disincentive to perform exists.  The Company currently uses the Black-Scholes option valuation model to calculate the valuation of stock options and warrants at the measurement date.  Option pricing models require the input of highly subjective assumptions, including the expected price volatility.  Changes in these assumptions can materially affect the fair value estimate.  In May 2014, the Company granted warrants to purchase 50,000 shares of the Company’s common stock at a price of $1.00 per share, exercisable on or before May 28, 2019 to each of its eight members of the board of directors.  Using the Black-Scholes model, the warrants were valued at $0.1233 for each warrant and the Company recorded an expense of $49,320 and an increase of the same amount to Additional Paid in Capital.

In November of 2014, the Company issued 20,000 shares of common stock to an employee as compensation.   The shares were unregistered shares and therefore are restricted shares.  The Company valued the shares at $.24 per share and recorded compensation expense of $4,400.

Income Taxes

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities.  The Company has recorded tax benefits for the Company’s US based operations as these benefits have been used in the past, and are likely to be used in the future.  The Company does not recognize any tax benefits from its net operating losses from the Company’s foreign operations, as it is not certain that these tax benefits will be realized in the future.  The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement.  Unrecognized tax benefits are tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards.  The Company’s policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense.  For the years ended December 31, 2014 and 2013, the Company did not recognize any interest or penalties in its Statement of Operations, nor did it have any interest or penalties accrued in its Balance Sheet at December 31, 2014 and 2013, relating to unrecognized benefits.

Basic and Diluted Earnings per Share

Basic earnings per share of common stock were computed by dividing income available to common stockholders by the weighted average number of common shares outstanding.  Diluted earnings per share were computed using the treasury stock method for vested warrants and the if-converted method for redeemable preferred stock. The calculation of diluted earnings per share for 2014 and 2013 includes 368,333 shares which would be issued upon conversion of the outstanding $100 par value redeemable preferred stock of the Company. During the years ended December 31, 2014 and 2013, the Company had warrants for shares totaling 400,000 and 80,000 outstanding at each year end, respectively, that were excluded from the computations of diluted net income per share because the exercise prices were greater than the market prices during the reporting periods.

Concentration of Credit Risks

The Company maintains its cash with several financial institutions in Hawaii and New Zealand.  Balances maintained with these institutions are occasionally in excess of federally insured limits.  As of December 31, 2014 and 2013, the Company had balances of $620,693 and $245,637, respectively, in excess of US federally insured limits of $250,000 per financial institution.

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

Long-Lived Assets

The Company regularly evaluates whether events or circumstances have occurred that indicate the carrying value of long-lived assets may not be recoverable.  When factors indicate the asset may not be recoverable, we compare the related undiscounted future net cash flows to the carrying value of the asset to determine if impairment exists.  If the expected future net cash flows are less than the carrying value, an impairment charge is recognized based on the fair value of the asset.  No impairments were indicated or recorded during the years ended December 31, 2014 and 2013.

Guarantees

The Company records a liability for the fair value of a guarantee on the date a guarantee is issued or modified.  The offsetting entry depends on the circumstances in which the guarantee was issued.  Funding under the guarantee reduces the recorded liability.  When no funding is forecasted, the liability is amortized into income on a straight-line basis over the remaining term of the guarantee. During the years ended December 31, 2014 and 2013, there was no amortization recorded.  Guarantees are presented as other long term obligations on the balance sheet.

Investment in Limited Liability Company

On July 23, 2010, the Company acquired a 7% common series interest in the ownership of a hotel located in Hawaii.  As of December 31, 2014 and 2013, the ownership interest was 5.9%, resulting from dilution.  The investment is accounted for as an equity method investment and during the years ended December 31, 2014 and 2013, the Company recognized $202,995 and $37,164, respectively, in other income resulting from the portion of net income attributable to the common series ownership interest.

Foreign Currency Translation and Transaction Gains/Losses

The U.S. dollar is the functional currency of the Company’s consolidated entities operating in the United States.  The functional currency for the Company’s consolidated entities operating outside of the United States is generally the currency of the country in which the entity primarily generates and expends cash.  For consolidated entities whose functional currency is not the U.S. dollar, we translate their financial statements into U.S. dollars.  Assets and liabilities are translated at the exchange rate in effect as of the financial statement date, and the line items of the results of operations are translated using the weighted average exchange rate for the year. Translation adjustments resulting from these translations are included as a separate component of stockholders’ equity.  Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations.

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

The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).  The Company is currently evaluating the impact of its pending adoption of ASU 2014-09 on the Company’s consolidated financial statements and has not yet determined the method by which we will adopt the standard in 2017.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern. ASU 2014-15 requires management to assess an entity's ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, ASU 2014-15 provides a definition of the term substantial doubt and requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). It also requires certain disclosures when substantial doubt is alleviated as a result of consideration of management's plans and requires an express statement and other disclosures when substantial doubt is not alleviated. ASU No. 2014-15 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, early application is permitted. We are currently evaluating the accounting implication and do not believe the adoption of ASU 2014-15 to have material impact on our consolidated financial statements, although there may be additional disclosures upon adoption.

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

Investment in LLC

In July 2010, the Company acquired a 7% interest in a limited liability company that purchased one of the properties managed by the Company.  After the purchase, the chief financial officer of Castle Resorts & Hotels, Inc. was appointed treasurer of a subsidiary of the limited liability company that owns the property (see Note 1).

Related Party Loans

As disclosed in Note 6, during 2002, the Company’s Chairman and CEO advanced $117,316 to the Company for general working capital. The note bears interest at 10% and was due on or before January 1, 2016.  In 2014, the CEO forgave accrued interest of $42,000 due on the note payable and the Company paid the balance of $35,698 in accrued interest during 2014.  At December 31, 2014, the balance of the note was $117,316.  In January of 2015, the Company’s Chairman and CEO agreed to forgive $14,000 of the principal balance provided that the Company make principal and interest payments which will amortize the remaining balance of the loan at the specified interest rate over three years, through December 31, 2017.

Through December 2014, the Company reversed $30,269 of interest accrued in prior periods that was due to its Chairman and CEO as a result of the $42,000 forgiveness of accrued interest and made payments of $35,698 which brought the balance of accrued interest due as of December 31, 2014 down to zero.  As of December 31 2013, the Company had accrued but not paid the Chairman and CEO $22,617 related to expenses incurred on behalf of the Company, and $65,967 for interest accrued on the $117,316 note payable.

3.   Notes Receivable

Notes receivable at December 31 consisted of the following:	2014	2013

Note receivable from HBII, secured by a direct assignment

of HBII right to receive future proceeds from HBII’s

ownership interest in an unrelated real estate development

company (Assigned to third parties - see Notes 2 and 4).

	$ 4,269,151	$ 4,269,151

Less Reserve for Uncollectible Notes	(4,269,151)	(4,269,151)

Note receivable from Oceanfront Realty, interest rate of 2%. Note is payment for the sale of one of the Company’s management contracts. Payments are payable based on 30% of the net profits originating from the contract.	200,018	210,366

Notes Receivable, Total	200,018	210,366
Less Current Portion	(15,000)	(15,000)

Notes Receivable, Non-current	$ 185,018	$ 195,366

4.   Commitments and Contingencies

Leases

The Company leases two office spaces that expire on February 28, 2017 and October 31, 2019.  For the years ended December 31, 2014 and 2013, the Company paid $353,921 and $366,333, respectively, in lease expense for these leases. As of December 31, 2014, the future minimum rental commitment under these leases was $1,232,506.

Year	Amount
2015	$ 293,547
2016	316,560
2017	229,081
2018	213,575
2019	179,743
Total	$ 1,232,506

Guaranty

In 2004, as part of the Company’s purchase of real estate in New Zealand, an assignment of $3,018,000 of the total note receivable from HBII was made to the seller of the real estate, with the Company remaining as guarantor should the note receivable not be collected before March 31, 2019 (see Note 2).   In 2013, the New Zealand dollar weakened against the US dollar, and the Company recorded a foreign exchange gain of $14,284, and decreased the amount previously recorded as “Other long term obligations” to $3,429,210.   In 2014, the Company amended the loan agreement whereby the assignment of the HBII note receivable was rescinded while the Company remained as guarantor on the total amount due to the seller of the real estate.  As a result of the amendment, the Company has reclassified in 2014 the amounts previously recorded as “Other long term obligations” to “Long term debt, net of current portion.”

In 2014, the Company extended the due date on the New Zealand real estate loan to March 31, 2019.  Further, the extension provides that an additional extension to March 31, 2024 is available if the Company remains current with its obligations in connection with the purchase of the New Zealand Real Estate.

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

5. Employee Benefits

The Company has a 401(k) Profit Sharing Plan (the “Plan”) available for its employees.  Any employee with one-year of continuous service and 1,000 credited hours of service, who is at least twenty-one years old, is eligible to participate.  For the years ended December 31, 2014 and 2013, the Company made no profit contributions.

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

6. Notes Payable

Notes payable at December 31 consisted of the following:	2014	2013

Note dated 12/31/02 from the Company’s CEO, with interest at 10%, due on or before 12/31/17 with monthly payments of $3,334 commencing January 2015, unsecured.	$ 117,316	$ 117,.316

Note dated 12/31/04, payable in New Zealand dollars, with an original face value of $8.6 million and secured by real estate in New Zealand and a general security agreement over the assets of the Company. The note calls for payments of NZ $40,000 (US $31,228) per month. The note also calls for monthly interest payments to a NZ bank for a loan in favor of Mocles at the bank’s prime rate plus 2% which as of December 31, 2014 was 7.10%. The maturity date is March 31, 2019.	6,996,307	7,711,116

Revolving line of credit with a bank for up to $300,000. The line is secured by a general security interest in the Company’s assets. Draws against the line will bear interest at the bank’s base lending rate plus 2%, which as of December 31, 2014 was 6.375%. The line has a termination date of October 31, 2015.	-	150,000

Revolving line of credit with a bank for up to NZ $300,000 (US$234,210). The line is secured by a general security interest in the Company’s assets in New Zealand. Draws against the line will bear interest at the bank’s base lending rate plus 2%. The line is cancellable at any time by the bank.	-	-

Subtotal	$ 7,113,623	$ 7,978,432
Less Current Portion	419,808	541,776

Notes Payable, Non-current	$ 6,693,815	$ 7,436,656

The five year payout schedule for notes payable is as follows:

Year	Amount
2015	$ 419,808
2016	409,061
2017	412,655
2018	374,736
2019	5,497,363
Total	$ 7,113,623

7.  Redeemable Preferred Stock

In 1999 and 2000, the Company issued a total of 11,050 shares of $100 par value redeemable preferred stock to certain officers and directors.  Dividends are cumulative from the date of original issue and are payable semi-annually, when, and if declared by the board of directors beginning July 15, 1999, at a rate of $7.50 per annum per share.   At December 31, 2014, undeclared and unpaid dividends on these shares were $1,284,775 or $114.44 per preferred share.  These dividends are not accrued as a liability, as no declaration has occurred. The shares are nonvoting, and are convertible into the Company’s common stock at an exercise price of $3.00 per share.  As of January 15, 2001, the redeemable preferred stock is redeemable at the option of the Company at a redemption price of $100 per share plus accrued and unpaid dividends.

8.  Common Stock

During 2014, the Company issued 20,000 shares of unregistered stock to an employee of the Company as a compensation bonus.  The shares were not registered with the Securities and Exchange Commission and are therefore restricted shares.  The shares were valued at a price of $0.24 per share.  The Company recorded compensation expense of $4,800, an increase in common stock of $400 and an increase in additional paid in capital of $4,400.

Common Stock Options and Warrants

The Company does not have Stock Based Incentive, Stock Purchase or Stock Option or Warrant Plans.  No options or warrants were outstanding prior to January 1, 2007.

In May 2014, the Company granted warrants to purchase 50,000 shares of the Company’s common stock at a price of $1.00 per share, exercisable on or before May 28, 2019 to each of its eight members of the board of directors.  Using the Black-Scholes model, the warrants were valued at $0.1233 for each warrant and the Company recorded an expense of $49,320 and an increase of the same amount to Additional Paid-in Capital.  Black-Scholes inputs included:  Volatility 97.68%, Expected Term 5 years, Risk Free Rate 1.5%, Dividend Yield 0%.

Changes in warrants for the year ended December 31, 2014 were as follows:

	Number Of Shares	Weighted Average Exercise Price	Remaining Contractual Term (in Years)	Intrinsic Value
Outstanding and exercisable at December 31, 2013	80,000	$ 1.00	.58	$ -
Granted	400,000	1.00	4.42	-
Exercised	-	-	-	-
Forfeited/Expired	-	-	-	-
Outstanding and exercisable at December 31, 2014	480,000	$1.00	3.78	$ -

The following table summarizes information about compensatory warrants outstanding at December 31, 2014:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.00	80,000.58		$ 1.00	80,000	$ 1.00
$1.00	400,000	4.42	$ 1.00	400,000	$ 1.00

9.    Income Taxes

The provision for income taxes consists of the following:

	2014	2013
Current	$ -	$ -
Deferred
Federal	216,025	127,592
State	27,293	15,852
Foreign	-	-
Total Provision (Benefit)	$ 243,318	$ 143,444

The components of the Company’s deferred tax assets and liabilities are as follows:

	2014	2013
Deferred Tax Assets
Current
Accounts Receivable	$ 70,633	$ 61,437
Accrued Vacation	201,659	239,528
Net Operating Loss	350,000	281,257
Less: Current Portion of Valuation Allowance	(148,200)	(151,222)
Total Current, Net	474,092	431,000
Non-Current
Note Receivable	364,832	364,832
Goodwill	-	12,349
Net Operating Loss Carryforwards	490,647	954,932
Less: Valuation Allowance	(203,735)	(393,959)
Total Non-Current, Net	651,744	938,154
Total Deferred Tax Asset, Net	$ 1,125,836	$ 1,369,154

As of December 31, 2014, the Company had net operating loss carry forwards amounting to $1,469,248 for domestic jurisdictions which expire on various dates through 2028 and $1,120,509 for foreign jurisdictions that do not expire. The Company expects to utilize $474,092 of the domestic net operating losses and other current deferred tax assets for the year ended December 31, 2015, and has therefore classified this portion of the deferred tax asset associated with the loss carryforward as a current asset on the Company’s consolidated balance sheet.  The Company has reported a full valuation allowance on deferred tax assets in foreign jurisdictions, which changed from $545,181 to $351,935 during the year ended December 31, 2014 resulting in a decrease of $193,246.

The Company’s US based net operating losses available for future use are as follows:

Year	Available Net Operating Loss	Expires
2002	$ 661,151	2022
2007	$ 138,950	2027
2008	669,147	2028

Total Available	$ 1,469,248

Income tax expense differs from amounts computed by applying the statutory Federal rate to pretax income as follows:

	2014	2013
Expected US Income Tax (Benefit) on Consolidated Income before Tax	$ 303,760	$ 117,406
Effects of:
Expected State Income Tax (Benefit) on Consolidated Income before Tax	27,293	15,404
Change in valuation allowance	(193,246)	(120,660)
Permanent Differences	130,380	125,035
Earnings/(Losses) in foreign jurisdictions taxes at rates different from the statutory U.S. federal rate	2,612	7,040
Other, net	(27,481)	(781)
Effective Tax Provision (Benefit)	$ 243,318	$ 143,444

The Company has evaluated its uncertain tax positions and determined that any required adjustments would not have a material impact on the Company's balance sheet, income statement, or statement of cash flows.

A reconciliation of the unrecognized tax benefits for the years ending December 31, 2014 and 2013 is presented in the table below:

	2014	2013
Beginning Balance	$ -	$ -
Additions based on tax positions related to the current year	-	-
Reductions for tax positions of prior years	-	-
Reductions due to expiration of statute of limitations	-	-
Settlements with taxing authorities	-	-
Ending Balance	$ -	$ -

The tax years 2011 through 2014 remain open to examination for federal income tax purposes and by other major taxing jurisdictions to which we are subject.

10. Foreign Operations and Business Segments

The Company has one business segment consisting of resort and hotel management services.  The consolidated financial statements include the following related to international operations (which are predominately in New Zealand): Revenues of $3,971,106 in 2014 and $3,901,414 in 2013; net income of $265,306 in 2014 and $175,998 in 2013; and net fixed assets of $6,682,316 in 2014 and $7,142,040 in 2013.

11. Subsequent Events

In January of 2015, the Company purchased a commercial unit that includes the front desk and office are at one of it’s condominium properties for a purchase price of $250,000.  The purchase was funded internally and there was no financing for the purchase.

In January of 2015, the Chairman and CEO of the Company agreed to extend the due date of the $117,316 note due to him to December 31, 2017.  In accordance with the extension, the Chairman and CEO agreed to forgive $14,000 of the principal balance and the Company agreed to make monthly payments of $3,334 per month in order to fully amortize the loan through December 31, 2017.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management conducted an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer (who is also the Acting Chief Financial Officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2014.  Our Chief Executive Officer has concluded that all disclosure controls and procedures were effective as of December 31, 2014, in providing reasonable assurance that information required to be disclosed by us in the reports we file under the Exchange Act are recorded, processed, summarized, and reported as specified in the Securities and Exchange Commission’s rules, regulations, and forms.

The design and evaluation of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Management has determined that any identified deficiencies, in the aggregate, do not constitute material weaknesses in the design and operation of our internal controls in effect prior to December 31, 2014.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during its fourth fiscal quarter of 2014 that have materially affected, or are reasonably likely to materially affect its internal control over financial reporting.

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

Management’s assessment of the effectiveness of our internal controls is based principally on our financial reporting as of December 31, 2014.  In making our assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (1992).  Our management, with the participation of our Chief Executive Officer (who is also the Acting Chief Financial Officer), has evaluated the effectiveness of our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, as of December 31, 2014. Those rules define internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”) and includes those policies and procedures that:

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

Based on our assessment and those criteria, management believes that, as of December 31, 2014, the Company’s internal control over financial reporting is effective.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm due to rules established by the Securities and Exchange Commission for Smaller Reporting Companies.  Our auditors have not advised us of any material weaknesses in our internal controls in connection with auditing our consolidated financial statements for the year ended December 31, 2014.

Item 9B. Other Information.

None reported

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information concerning the directors and executive officers of Castle as of December 31, 2014. Except as otherwise stated below, the directors will serve until the next annual meeting of stockholders or until their successors are elected or appointed, and the executive officers will serve until their successors are appointed by the Board of Directors.

Name	Age	Position	Position Held Since
Rick Wall	71	Chief Executive Officer, acting Chief Financial Officer, Director and Chairman of the Board	1993
Alan R. Mattson	58	Chief Operating Officer and Director	2004
Motoko Takahashi	70	Director	1993
John Brogan	82	Director	2007
Rick Humphreys	71	Director	2005
Jerry Ruthruff	67	Secretary and Director	2014
Stanley Mukai	82	Director	2004
Tony Vericella	62	Director	2004

Director and Officer Backgrounds

Rick Wall. - Mr. Wall was appointed Castle’s Chief Executive Officer and Chairman of the Board in 1993.  Mr. Wall is the founder of Castle, and has served as a member of the board of directors and on the executive committee of the Hawaii Visitors and Convention Bureau.

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

Jerry Ruthruff - Mr. Ruthruff re-joined the board of directors of Castle in 2014.  He is a graduate of the University of Washington and earned his law degree from Harvard Law School in 1972.  Mr. Ruthruff has been in private practice since 1972 focusing on commercial matters and is a former trustee of the State of Hawaii Employees Retirement System.

Stanley Mukai - Mr. Mukai is a partner practicing commercial and tax law in the Hawaii law firm of McCorriston, Miller, Mukai, and MacKinnon.  He holds a law degree from the Harvard Law School.  He is a member of the Board of Directors of Waterhouse, Inc., AIG Hawaii, and on the Board of Governors of Iolani School.  Mr. Mukai has also served as Chairman of the Board of Regents of the University of Hawaii and on the Board of Governors of the East-West Center.

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

Audit Committee

The Board of Directors has appointed Richard Humphreys as the sole member of the Audit Committee.  Mr. Humphreys is independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

Item 11. Executive Compensation.

Executive Compensation

The following table shows for the fiscal years ended December 31, 2014 and 2013 the aggregate annual remuneration of the highly paid persons who are executive officers of Castle:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Warrant Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation	All Other Compensation	Total Earnings
Rick Wall CEO & Director	12/31/14 12/31/13	$240,000 239,990	$ - -	$ - -	$ 6,165 -	$ - -	$ - -	$ - -	$ 246,165 239,990
Alan Mattson COO & Director	12/31/14 12/31/13	186,960 176,760	- -	- -	6,165 -	- -	- -	- -	193,125 176,760

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

DIRECTOR COMPENSATION

In May 2014, the Company granted warrants to purchase 50,000 shares of the Company’s common stock at a price of $1.00 per share, exercisable on or before May 28, 2019 to each of its eight members of the board of directors.  Using the Black-Scholes model, the warrants were valued at $0.1233 for each warrant and the Company recorded an expense of $49,320, or $6,165 for each director, and an increase of the same amount to Additional Paid in Capital.

Item 12 . Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners

The following table sets forth the number of shares of Castle’s common stock beneficially owned as of March 30, 2015 by:  (i) each of the two highest paid persons who were officers and directors of Castle, (ii) all officers and directors of Castle as a Group, and (iii) each shareholder who owned more than 5% of Castle’s common stock, including those shares subject to outstanding options, warrants and other convertible items.  Amounts also reflect shares held both directly and indirectly by the persons named.

Name and Address	Beneficially Owned (1)	Shares % of Class (2)
Rick Wall 3 Waterfront Plaza, Suite 555 500 Ala Moana Boulevard Honolulu, HI 96813	2,788,774	25.6%
Motoko Takahashi 3 Waterfront Plaza, Suite 555 500 Ala Moana Boulevard Honolulu, HI 96813	1,198,900	11.0%
Jerry Ruthruff 14 Lummi Key Bellevue, WA 98006	383,334	3.5%
Stanley Mukai 500 Ala Moana Blvd 4th Floor Honolulu, HI 96813	260,334	2.4%
Alan R. Mattson 3 Waterfront Plaza, Suite 555 500 Ala Moana Boulevard Honolulu, HI 96813	152,000	1.4%
John Brogan 797 Moanila St. Honolulu, HI 96821	103,334	0.9%
Tony Vericella 1909 Ala Wai Blvd #1603 Honolulu, HI 96815	86,667	0.8%
Richard Humphreys 970 N. Kalaheo Ave Kailua, HI 96734	70,000	0.6%
Directors and officers as a group (8 persons)	5,043,343	46.5%

(1)

Except as otherwise noted, Castle believes the persons named in the table have sole voting and investment power with respect to the shares of Castle’s common stock set forth opposite such persons names.  Amounts shown include the shares owned directly by the holder and shares held indirectly by family members of the holder or entities controlled by the holder and includes shares exercisable under outstanding stock warrants.

(2)

Determined on the basis of 10,894,725 shares outstanding, which includes 368,333 shares exercisable by preferred stockholders and 480,000 shares exercisable under outstanding stock warrants.

Changes in Control

There are no current or planned transactions that would or are expected to result in a change of control of Castle.

Securities Authorized for Issuance under Equity Compensation Plans

There are no current of planned issuances of securities under any equity compensation plan.

Options, Warrants and Rights

In May 2014, the Company granted warrants to purchase 50,000 shares of the Company’s common stock at a price of $1.00 per share, exercisable on or before May 28, 2019 to each of its eight members of the board of directors.  Using the Black-Scholes model, the warrants were valued at $0.1233 for each warrant and the Company recorded an expense of $49,320 and an increase of the same amount to Additional Paid in Capital.  No warrants were exercised as of December 31, 2014 or March 31, 2015.

In August of 2010, the Company issued 80,000 shares of its common stock and 80,000 warrants to purchase one share of the Company’s common stock at a price of $1.00.  The warrants expire on August 3, 2015.  The stock and warrants were issued in blocks of 10,000 to each of the eight non-employee directors of the Company.  No warrants were exercised as of December 31, 2014 or March 31, 2015.

In 1999 and 2000, Castle issued 11,105 shares of Castle’s $100 par value redeemable Preferred Stock through a private placement for a gross consideration of $1,105,000.  The stock bears cumulative dividends at the rate of $7.50 per annum for each share of stock.  Upon certain tender offers to acquire substantially all of Castle’s common stock, the holders of the Redeemable Preferred Stock may require that the shares be redeemed at a redemption price of $100 per share plus accrued and unpaid dividends.  The shares are nonvoting and entitle the holder to convert each share of Preferred Stock into 33.33 shares of Castle’s common stock.  Dividends are cumulative from the date of original issue and are payable, semi-annually, when, and if, declared by the board of directors.  At December 31, 2014, undeclared and unpaid dividends on these shares were $1,264,613 or $114.44 per preferred share.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

In August of 2010, the Company issued 80,000 shares of its common stock and 80,000 warrants to purchase one share of the Company’s common stock at a price of $1.00.  The warrants expire on August 3, 2015.  The stock and warrants were issued in blocks of 10,000 to each of the eight non-employee directors of the Company.  No warrants were exercised as of December 31, 2014.

In May 2014, the Company granted warrants to purchase 50,000 shares of the Company’s common stock at a price of $1.00 per share, exercisable on or before May 28, 2019 to each of its eight members of the board of directors.  Using the Black-Scholes model, the warrants were valued at $0.1233 for each warrant and the Company recorded an expense of $49,320 and an increase of the same amount to Additional Paid in Capital.  No warrants were exercised as of December 31, 2014 or March 31, 2015.

Hanalei Bay International Investors (“HBII”)

In 2004, as part of the Company’s purchase of real estate in New Zealand, an assignment of $3,018,000 of the total note receivable from HBII was made to the seller of the real estate, with the Company remaining as guarantor should the note receivable not be collected before March 31, 2019 (see Note 2).   In 2013, the New Zealand dollar weakened against the US dollar, and the Company recorded a foreign exchange gain of $14,284, and decreased the amount previously recorded as “Other long term obligations” to $3,429,210.   In 2014, the Company amended the loan agreement whereby the assignment of the HBII note receivable was rescinded while the Company remained as guarantor on the total amount due to the seller of the real estate.  As a result of the amendment, the Company has reclassified in 2014 the amounts previously recorded as “Other long term obligations” to “Long term debt, net of current portion.”

In 2014, the Company extended the due date on the New Zealand real estate loan to March 31, 2019.  Further, the extension provides that an additional extension to March 31, 2024 is available if the Company remains current with its obligations in connection with the purchase of the New Zealand real estate.

Related Party Loans

In 2002, the Company’s Chairman and CEO advanced $117,316 to the Company for general working capital. The note bears interest at 10% and was due on or before January 1, 2016.  In 2014, the CEO forgave accrued interest of $42,000 due on the note payable and the Company paid the balance of $35,698 in accrued interest during 2014.  At December 31, 2014, the balance of the note was $117,316.  In January of 2015, the Company’s Chairman and CEO agreed to forgive $14,000 of the principal balance provided that the Company make principal and interest payments which will amortize the remaining balance of the loan at the specified interest rate over three years, through December 31, 2017.

Through December 2014, the Company reversed $30,269 of interest accrued in prior periods that was due to its Chairman and CEO as a result of the $42,000 forgiveness of accrued interest and made payments of $35,698 which brought the balance of accrued interest due as of December 31, 2014 down to zero.

At December 31, 2014, except for the transaction with HBII, the issuance of stock and warrants described above, the financing guarantee arrangement, the related party loans, the accrued reimbursable expenses, and the employment agreements with Rick Wall, Alan Mattson and Michael Nitta, there were no transactions, proposed transactions or outstanding transactions to which Castle or any of its subsidiaries was or is to be a party, in which the amount involved exceeds $50,000 and in which any director or executive officer, or any shareholder who is known to Castle to own of record or beneficially more than 10% of Castle’s common stock, or any member of the immediate family of any of the foregoing persons, had a direct or indirect material interest.

Parents of the Issuer

Not applicable.

Transactions with Promoters and Control Persons

Except as indicated under the heading “Transactions with Related Persons” of this Item 13, above, there were no material transactions, or series of similar transactions, during Castle’s last five fiscal years, or any currently proposed transactions, or series of similar transactions, to which we or any of our subsidiaries was or is to be a party, in which the amount involved exceeded $120,000 and in which any promoter or founder of ours or any member of the immediate family of any of the foregoing persons, had an interest.

Item 14. Principal Accounting Fees and Services.

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2014 and 2013:

Fee Category	2014	2013
Audit Fees	$ 109,486	$ 110,320
Audit-related Fees	-	-
Tax Fees	4,669	4,500
All Other Fees	-	-
Total Fees	$ 114,155	$ 114,820

AUDIT FEES

The aggregate fees billed by Castle’s auditors for professional services rendered in connection with the audit of Castle’s annual consolidated financial statements and reviews of the interim consolidated financial statements for 2014 and 2013 were $109,486 and $110,320, respectively.

AUDIT-RELATED FEES

There were no aggregate fees billed by Castle’s auditors for any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of Castle’s financial statements and are not reported under “Audit Fees” above for 2014 and 2013.

TAX FEES

The aggregate fees billed by Castle’s auditors for professional services for tax compliance, tax advice, and tax planning for 2014 and 2013 were $4,669 and $4,500, respectively.

ALL OTHER FEES

There were no non-audit services rendered to Castle, such as attending meetings and other miscellaneous financial consulting, for 2014 and 2013.

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

March 31, 2015

By  /s/ Rick Wall

Rick Wall, Chief Executive Officer

and Chairman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Rick Wall	Date:	3/31/15	/s/ Jerry Ruthruff	Date:	3/31/15
Rick Wall			Jerry Ruthruff
Chief Executive Officer and Chairman of the Board			Secretary & Director

/s/ Alan R. Mattson	Date:	3/31/15	/s/ Stanley Mukai	Date	3/31/15
Alan R. Mattson			Stanley Mukai
Director & Chief Operating Officer			Director

/s/ John Brogan	Date:	3/31/15	/s/ Tony Vericella	Date:	3/31/15
John Brogan			Tony Vericella
Director			Director

/s/ Rick Humphreys	Date:	3/31/15	/s/ Motoko Takahashi	Date:	3/31/15
Rick Humphreys			Motoko Takahashi
Director			Director