Form 10-Q
period 2015-03-31
CASTLE GROUP INC
filed 2015-05-14
CIK 918543

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

May 14, 2015 - 10,046,392 shares of common stock.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

THE CASTLE GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEET
MARCH 31, 2015 & DECEMBER 31, 2014
(UNAUDITED)

	31-Mar-15	31-Dec-14
Current Assets
Cash and cash equivalents	$ 1,847,436	$ 1,753,780
Accounts receivable, net of allowance for bad debts	1,960,310	2,365,071
Deferred tax asset	474,092	474,092
Note receivable, current portion	15,000	15,000
Prepaid and other current assets	331,612	443,011
Total Current Assets	4,628,450	5,050,954
Property plant & equipment, net	6,731,188	6,701,806
Deposits and other assets	174,940	186,246
Note receivable	182,962	185,018
Investment in limited liability company	544,064	564,064
Deferred tax asset	558,985	651,744
Goodwill	54,726	54,726

TOTAL ASSETS	$ 12,875,315	$ 13,394,558

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 2,353,432	$ 2,541,770
Payable to related parties	5,509	-
Deposits payable	688,712	862,527
Current portion of long term debt	361,296	374,736
Current portion of long term debt to related parties	31,855	45,072
Accrued salaries and wages	1,585,635	1,579,974
Accrued taxes	34,162	61,482
Other current liabilities	45,582	2,714
Total Current Liabilities	5,106,183	5,468,275
Non-Current Liabilities
Long term debt, net of current portion	6,298,278	6,621,571
Notes payable to related parties, net of current portion	63,981	72,244
Total Non-Current Liabilities	6,362,259	6,693,815
Total Liabilities	11,468,442	12,162,090
Stockholders' Equity
Preferred stock, $100 par value, 50,000 shares authorized, 11,050	1,105,000	1,105,000
shares issued and outstanding in 2015 and 2014, respectively
Common stock, $.02 par value, 20,000,000 shares authorized, 10,046,392 &	200,929	200,929
10,046,392 shares issued and outstanding in 2015 and 2014, respectively
Additional paid in capital	4,941,784	4,877,774
Retained deficit	(4,863,989)	(4,978,419)
Accumulated other comprehensive income	23,149	27,184
Total Stockholders' Equity	1,406,873	1,232,468

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 12,875,315	$ 13,394,558

The accompanying notes are an integral part of these condensed consolidated financial statements

THE CASTLE GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31, 2015 & 2014
(UNAUDITED)

	2015	2014
Revenues
Revenue attributed from properties	$ 3,373,651	$ 3,391,112
Management & Service	2,719,820	2,709,465
Other Revenue	400	-
Total Revenues	6,093,871	6,100,577

Operating Expenses
Attributed property expenses	2,827,294	2,891,900
Payroll and office expenses	2,757,162	2,714,651
Administrative and general	203,997	192,152
Depreciation	56,421	55,570
Total Operating Expense	5,844,874	5,854,273
Operating Income	248,997	246,304
Investment income	50,000	49,095
Interest Expense	(91,808)	(90,272)
Income before taxes	207,189	205,127
Income taxes	(92,759)	(104,478)
Net Income	114,430	100,649

Other Comprehensive Income
Foreign currency translation adjustment	(4,035)	(17,950)
Total Comprehensive Income	$ 110,395	$ 82,699

Earnings Per Share
Basic	$ 0.01	$ 0.01
Diluted	$ 0.01	$ 0.01
Weighted Average Shares
Basic	10,046,392	10,026,392
Diluted	10,414,725	10,394,725

The accompanying notes are an integral part of these condensed consolidated financial statements

THE CASTLE GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2015 & 2014
(UNAUDITED)

	2015	2014
Cash Flows from Operating Activities
Net income	$ 114,430	$ 100,649
Adjustments to reconcile from net income to net cash from
operating activities:
Depreciation	56,421	55,570
Non cash interest expense	64,010	50,011
Investment income	(50,000)	(49,095)
Deferred taxes	92,759	104,478
(Increase) decrease in
Accounts receivable	402,092	233,361
Other current assets	104,480	(95,303)
Notes receivable	2,056	2,296
Deposits and other assets	5,503	6,106
Increase (decrease) in
Accounts payable and accrued expenses	(142,132)	(185,505)
Customer advance deposits	(170,868)	62,093
Net Change From Operating Activities	478,751	284,661

Cash Flows from Investing Activities
Distributions from investments	70,000
Purchase of assets	(325,465)	(13,541)
Net Change from Investing Activities	(255,465)	(13,541)

Cash Flows from Financing Activities
Payments on notes to related parties	(21,480)	-
Payments on notes	(85,797)	(171,621)
Net Change from Financing Activities	(107,277)	(171,621)

Effect of foreign currency exchange rate on changes in cash and cash equivalents	(22,353)	31,887

Net Change in Cash and Cash Equivalents	93,656	131,386
Beginning Balance	1,753,780	1,137,215
Ending Balance	$ 1,847,436	$ 1,268,601

Supplementary Information
Cash Paid for Interest	$ (41,798)	$ (43,307)
Cash Paid for Income Taxes	$ -	$ -

The accompanying notes are an integral part of these condensed consolidated financial statements

Notes to Condensed Consolidated Financial Statements:

Summary of Significant Accounting Policies

Organization

The Castle Group, Inc. was incorporated under the laws of the State of Utah on August 21, 1981. The Castle Group, Inc. operates in the hotel and resort management industry in the State of Hawaii and in New Zealand under the trade name “Castle Resorts and Hotels.”  The Company also has inactive operations in Saipan, Guam and Thailand.  The accounting and reporting policies of The Castle Group, Inc. (the “Company” or “Castle”) conform with U.S. generally accepted accounting principles and practices within the hotel and resort management industry.

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

Note 1 Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted.  In the opinion of management, the accompanying interim financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation.  The results of operations for the three month period ended March 31, 2015, are not necessarily indicative of the results for a full-year period as the tourism industry that the Company relies on is highly seasonal.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in Castle’s most recent Annual Report on Form 10-K.

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

Under a “Gross Contract” the Company records revenue which is based on a percentage of the gross rental proceeds received from the rental of hotel or condominium units.   The Company pays the remaining gross rental proceeds to the owner of the rental unit.  The Company only records the difference between the gross rental proceeds and the amount paid to the owner of the rental unit as “Revenue Attributed from Properties.”  Under this arrangement, the Company is responsible for all of the operating expenses for the hotel or condominium unit.  The Company records the expenses of operating the rental program at the property covered by the agreement. These expenses typically include housekeeping, food & beverage, maintenance, front desk, sales & marketing, advertising and all other operating costs at the property covered by the agreement and are recorded as “Attributed Property Expenses.”

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

Note 3 Income Taxes

Income tax expense reflects the expense or benefit only on the Company’s domestic taxable income. Income tax expense and benefit from the Company’s foreign operations are not recognized as they have been fully reserved.

Note 4  Equity-Based Compensation

None issued during the quarters ended March 31, 2015 or 2014.

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

In Hawaii, Castle represents properties on all of the five major Hawaiian Islands of Oahu (Waikiki), Maui, Kauai, Molokai and Hawaii(Big Island).  This allows customers the option to island-hop, and provides Castle cross-selling opportunities.  Our Honolulu headquarters serves as the epicenter for our international operation in New Zealand.  Our diverse destinations offer customers the opportunity to discover new experiences and varying geographic areas and cultures.

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

· Guests desire hotel and condominium accommodations that impart a sense of home and provide a unique, hospitable guest experience.

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

Growth Strategy

The majority of the properties presently managed by Castle are located within the state of Hawaii.  Significant opportunities for Castle to obtain additional contracts within the State of Hawaii are also available to us due to a myriad of factors that include sales of properties, foreclosures, underperformance, and dissatisfaction with the current management of our competitors.  In addition, Castle manages a property in New Zealand, and is keeping the option to strategically expand operations into Thailand, Saipan and Guam.  We believe that there are significant opportunities to expand Castle’s operations both in the markets it currently serves, as well as other Pacific Basin and Asian vacation destinations.

As part of Castle’s strategies to secure long term, multi-year management contracts, from time to time, we have found it advantageous to purchase or lease selected real property within a resort or condominium project.  This occurred in 2004, when we purchased the front desk, restaurant, bar, ballroom, board room, conference rooms, back of the house facilities and other areas (collectively the “Podium”) at our New Zealand property that are necessary for the hotel’s operation.  Through our ownership of the Podium and a ten year management contract for the Spencer on Byron hotel, Castle is assured of ongoing revenues in future years from this property.  In January of 2015, we purchased the front desk unit at one of our condominium resort properties located on the island of Kauai.  This ownership solidifies our on-site presence at the property, allowing us to better service both our guests and the condominium owners that we represent.

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

Revenues

Total Revenues for the quarter ended March 31, 2015 were $6,093,871, which was relatively the same as the $6,100,577 reported for the three months ended March 31, 2014.  We did increase our REVPAR (Revenue per Available Room) by 10% from $123.99 to $136.35 when comparing the first quarter of 2015 with 2014, but this increase was offset by a 10% decrease in available room nights from 86,202 to 77,830 which resulted from a combination of increased owner usage of their units during the first quarter and units leaving our rental program as a result of sales of their unit.

Revenues Attributed from Properties showed a slight decrease of 1%, from $3,391,112 to $3,373,651, for the three months ended March 31, 2015 compared to 2014.  This decrease is due to the decrease in available rooms we were able to sell during the first quarter as a result of increased owner usage of their condominium units during the quarter.  Management and Service Revenues were relatively flat, increasing by $10,355 for the quarter, from $2,709,465 in 2014 to $2,719,820 in 2015.

The Company recorded investment income of $50,000 and $49,095, for quarters ended March 31, 2015 and 2014, respectively, which represents the Company’s 5.9% share of the income from the limited liability company that owns one of the hotels managed by the Company.

Other Revenue for the first quarter ended March 31, 2015 was $400 for the quarter compared to nil in 2014.

Expenses

Attributed Property Expenses are those expenses related to the management of the resort and condominium properties which are operated on a Gross Contract basis.  Property expenses for the three months ended March 31, 2015 compared to 2014 decreased by 2%, from $2,891,900 to $2,827,294.  The decrease in available rooms available to sell also resulted in less occupied room nights for us to service.

Compared to the prior year, payroll and office expenses increased by 2% from $2,714,651 in the prior year to $2,757,162 for the quarter ended March 31, 2015.  The increase in cost is a result of annual wage increases which we granted to our employees.

Administrative and general expenses increased by 6% from $192,152 to $203,997 for the quarter ended March 31, 2015 as compared to 2014.  This increase was due to our production of a marketing video which we will use to further market our services and moving costs associated with the consolidation of our executive offices with our sales, marketing and reservation office.

Investments

In 2010 the Company acquired a 5.9% common series interest in the ownership of a hotel located in Hawaii. The Company received the interest in exchange for the Company’s assistance to the buyers of the hotel in negotiating the purchase, performing due diligence work and other consulting services.  During the three months ended March 31, 2015 and 2014, the Company recorded investment income of $50,000 and $49,095, respectively, representing the Company’s allocation of net income from its investment.

Depreciation

Our business is to provide services to our clients and as such does not require a great deal of capital expenditure for equipment or fixed assets.  As a result, depreciation expense was $56,421 and $55,570 for the three months ended March 31, 2015 and 2014, respectively.

Interest Expense

Interest Expense was $91,808 and $90,272, respectively, for the three months ended March 31, 2015 and 2014.   Included in interest expense is interest that is imputed on the mortgage note for our Podium located in New Zealand.

Net Income

Net income for the three months ending March 31, 2015 and 2014 was $114,430 and $100,649, respectively.

Foreign Currency Translation Adjustment

For consolidated entities whose functional currency is not the U.S. dollar, Castle translates their financial statements into U.S. dollars.  Assets and liabilities are translated at the exchange rate currently in effect as of the financial statement date, and results of operations are translated using the weighted average exchange rate for the period.

Translation adjustments from foreign exchange are included as a separate component of stockholders’ equity. Changes in the carrying value of the assets and liabilities of the consolidated entities outside of the United States due to foreign exchange changes are reflected as Foreign Currency Adjustments.  Foreign Currency Translation adjustments totaled ($4,035) and ($17,950) for the three months ended March 31, 2015 and 2014, respectively.

Total Comprehensive Income

Total Comprehensive Income for the three months ended March 31, 2015 was $110,395 as compared to $82,699 for the prior year period.  This is primarily a result of the changes in Revenue and Property and Operating Expenses, Investment Income, and foreign exchange rates noted above.

EBITDA

EBITDA (Earnings before Interest, Depreciation, Taxes and Amortization) reflects the Company’s earnings without the effect of depreciation, interest income or expense, taxes, or certain other non-cash income or expense items.  EBITDA is a non-GAAP measure.  Castle’s management believes that in many ways it is a good alternative indicator of the Company’s financial performance.  It removes the effects of non-cash depreciation and amortization of assets, as well as the fluctuations of interest costs based on the Company’s borrowing history and increases and decreases in tax expense brought about by changes in the provision for future tax effects rather than current income.  A comparison of EBITDA and Net Income is shown below.  EBITDA totaled $355,418 and $350,969 for the three months ended March 31, 2015 and 2014, respectively, representing a 1% increase.  The increase for the quarter is attributable to lower Attributed Property Expenses.

Comparison of Net Income to EBITDA:

	Three months ended March 31,
	2015	2014
Net Income	$ 114,430	$ 100,649
Add Back:
Income Tax Provision	92,759	104,478
Net interest expense	91,808	90,272
Depreciation	56,421	55,570
EBITDA	$ 355,418	$ 350,969

Liquidity

Our primary sources of liquidity include available cash and cash equivalents, and borrowing under the credit facility which was secured in October 2008, consisting of a $300,000 line of credit.   As of March 31, 2015 the full amount of the line of credit was available to use.  Additionally, our New Zealand subsidiary has an available NZ$300,000 (US$225,810) line of credit which was also fully available as of March 31, 2015. These facilities contain representations and warranties, conditions, covenants and events of default that are customary for this type of credit facility but do not contain financial covenants.  The Company is in compliance with the terms and conditions of these borrowing covenants.  We do not believe the limitations contained in the credit facility will, in the foreseeable future, adversely affect our ability to use the credit facility and execute our business plan.

In January of 2015, the Chairman and CEO of the Company agreed to extend the due date of the $117,316 note due to him to December 31, 2017.  In addition to this extension, the Chairman and CEO agreed to forgive $14,000 of the principal balance and the Company agreed to make monthly payments of $3,334 per month in order to fully amortize the loan through December 31, 2017.  We recorded the $14,000 forgiveness of debt as additional paid in capital.

Expected uses of cash in fiscal 2015 include funds required to support our operating activities, including continuing to opportunistically and selectively expand the number of properties under our management.  We will also be upgrading our central reservations system, front office systems and ecommerce systems which will allow us to better compete with the growing vacation rental industry, allowing guests to book their stays by a specific individual unit rather than by unit category.

We experienced net income of $114,430 for the first quarter of 2015 compared to $100,649 for the prior year.  The first quarter of the year is typically the high season for the travel industry in Hawaii and we have established a trend of Operating Profitability in recent quarters as we reported Operating Income in six out of our last seven quarters.  We anticipate stabilization of the current occupancy levels, together with a slight increase in average rate trends and levels for the properties currently under contract for the remainder of 2015 when compared to 2014.  We will continue our efforts to expand the number of properties under management through the remainder of 2015, which will increase the overall revenue stream in 2015. The specific impact of these additions on revenue depends on the timing of when and if new properties are added during the year.  We have implemented a number of revenue enhancement and cost saving programs that will improve our profitability and cash flow.  We are beginning to see the results of our operational changes as we reported positive EBITDA in each of the last nine quarters.  We project that we will continue to improve the overall profitability, cash flow, and working capital liquidity through 2015. This view is based on the following assumptions:

· The maintaining of current occupancy levels as the global economy stabilizes resulting in increased visitor trends to Hawaii and New Zealand.

·A continuation of increases in average daily rates at the properties we manage as compared to recent years.

·Focus on increasing our properties room revenue through increased sales, advertising and marketing efforts.

-Maximizing other sources of revenue from our guests.

·Careful monitoring of our costs and expenses which will provide the basis for improved operating margins throughout 2015.

·Expansion of the number of properties under management, with emphasis on Hawaii and New Zealand.

·A stabilization of the United States / New Zealand exchange rates.

Our plans to manage our liquidity position in fiscal 2015 include:

·Accessing our available sources of debt and if needed, seeking additional debt or equity financing at competitive rates.

·Expenditures to replace and upgrade to our existing technological equipment.

We have considered the impact of the financial outlook on our liquidity and have performed an analysis of the key assumptions in our forecast such as sales, gross margin and expenses; an evaluation of our relationships with our travel partners and property owners and an analysis of cash requirements, other working capital changes, capital expenditures and borrowing availability under our credit facility.  Based upon these analyses and evaluations, we expect that our anticipated sources of liquidity will be sufficient to meet our obligations without disposition of assets outside of the ordinary course of business or significant revisions of our planned operations through 2015 and our foreseeable future.

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

Based on that evaluation, our chief executive officer (and acting chief financial officer) concluded that, as of March 31, 2015, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer (and acting chief financial officer), as appropriate, to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None during the quarter ended March 31, 2015.

Item 1A. Risk Factors.

Not required to be enumerated by smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

None during the quarter ended March 31, 2015.

Use of Proceeds of Registered Securities

No proceeds were received from the sale of registered securities during the quarter ended March 31, 2015.

Purchases of Equity Securities by Us and Affiliated Purchasers

None during the quarter ended March 31, 2015.

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

THE CASTLE GROUP, INC.

Date:	05/14/2015	By:	/s/Rick Wall
Rick Wall
Chief Executive Officer and Chairman of the Board of Directors and Acting CFO