Form 10-Q
period 2015-06-30
CASTLE GROUP INC
filed 2015-08-14
CIK 918543

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

August 14, 2015 - 10,056,392 shares of common stock.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

THE CASTLE GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2015 & DECEMBER 31, 2014
(UNAUDITED)

	30-Jun-15	31-Dec-14
ASSETS
Current Assets
Cash and cash equivalents	$ 1,883,014	$ 1,753,780
Accounts receivable, net of allowance for bad debts	1,669,644	2,365,071
Deferred tax asset	474,092	474,092
Note receivable, current portion	15,000	15,000
Prepaids and other current assets	551,852	443,011
Total Current Assets	4,593,602	5,050,954
Property plant & equipment, net	6,111,579	6,701,806
Deposits and other assets	156,147	186,246
Note receivable	181,502	185,018
Investment in limited liability company	538,964	564,064
Deferred tax asset	645,505	651,744
Goodwill	54,726	54,726

TOTAL ASSETS	$ 12,282,025	$ 13,394,558

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 2,389,315	$ 2,541,770
Payable to related parties	3,666	-
Deposits payable	774,977	862,527
Current portion of long term debt	399,472	374,736
Current portion of long term debt to related parties	32,658	45,072
Accrued salaries and wages	1,516,552	1,579,974
Accrued taxes	33,075	61,482
Other current liabilities	98,564	2,714
Total Current Liabilities	5,248,279	5,468,275
Non-Current Liabilities
Long term debt, net of current portion	5,767,575	6,621,571
Long term debt to related parties, net of current portion	55,509	72,244
Total Non-Current Liabilities	5,823,084	6,693,815
Total Liabilities	11,071,363	12,162,090
Stockholders' Equity
Preferred stock, $100 par value, 50,000 shares authorized, 11,050	1,105,000	1,105,000
shares issued and outstanding in 2015 and 2014, respectively
Common stock, $.02 par value, 20,000,000 shares authorized, 10,056,392 &	201,129	200,929
10,046,392 shares issued and outstanding in 2015 and 2014, respectively
Additional paid in capital	4,993,594	4,877,774
Retained deficit	(5,127,232)	(4,978,419)
Accumulated other comprehensive income	38,171	27,184
Total Stockholders' Equity	1,210,662	1,232,468

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 12,282,025	$ 13,394,558

The accompanying notes are an integral part of these condensed consolidated financial statements

THE CASTLE GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
THREE AND SIX MONTHS ENDED JUNE 30, 2015 & 2014
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues
Revenue attributed from properties	$ 2,680,728	$ 3,142,747	$ 6,054,379	$ 6,533,859
Management & Service	2,698,758	2,574,022	5,418,578	5,283,486
Other revenue	1,400	400	1,800	400
Total Revenues	5,380,886	5,717,169	11,474,757	11,817,745

Operating Expenses
Attributed property expenses	2,718,815	2,991,496	5,546,108	5,883,394
Payroll and office expenses	2,797,010	2,596,805	5,554,172	5,311,457
Administrative and general	87,917	91,460	291,914	283,612
Depreciation	56,804	58,496	113,225	114,067
Total Operating Expense	5,660,546	5,738,257	11,505,419	11,592,530
Operating Income (Loss)	(279,660)	(21,088)	(30,662)	225,215
Investment income	18,000	9,000	68,000	58,095
Interest expense	(88,104)	(51,764)	(179,912)	(142,035)
Income (Loss) before taxes	(349,764)	(63,852)	(142,574)	141,275
Income tax benefit (expense)	86,520	16,454	(6,239)	(88,024)
Net Income (Loss)	(263,244)	(47,398)	(148,813)	53,251

Other Comprehensive Income
Foreign currency translation adjustment	15,022	(3,517)	10,987	(21,467)
Total Comprehensive Income (Loss)	$ (248,222)	$ (50,915)	$ (137,826)	$ 31,784

Earnings (Loss) Per Share
Basic	$ (0.03)	$ (0.00)	$ (0.01)	$ 0.01
Diluted	$ (0.03)	$ (0.00)	$ (0.01)	$ 0.01
Weighted Average Shares
Basic	10,053,865	10,026,392	10,050,149	10,026,392
Diluted	10,053,865	10,026,392	10,050,149	10,394,725

The accompanying notes are an integral part of these condensed consolidated financial statements

THE CASTLE GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2015 & 2014
(UNAUDITED)

	2015	2014
Cash Flows from Operating Activities
Net income (loss)	$ (148,813)	$ 53,251
Adjustments to reconcile from net income (loss) to net cash from operating activities:
Depreciation	113,225	114,067
Stock issued as compensation	2,000	-
Non cash interest expense	114,020	100,020
Investment income	(68,000)	(47,595)
Deferred taxes	6,239	88,024
(Increase) decrease in
Accounts receivable	686,715	170,406
Other current assets	(131,419)	(174,046)
Notes Receivable	3,516	5,067
Deposits and other assets	10,860	12,402
Increase (decrease) in
Accounts payable and accrued expenses	(57,868)	(210,504)
Customer advance deposits	(78,870)	180,702
Net Cash from Operating Activities	451,605	291,794

Cash Flows from Investing Activities
Distributions from investments	93,100	-
Purchase of assets	(352,586)	(28,799)
Net Cash from Investing Activities	(259,486)	(28,799)

Cash Flows from Financing Activities
Proceeds from notes	200,000	-
Payments on notes to related parties	(29,149)	-
Payments on notes	(173,745)	(220,310)
Net Cash from Financing Activities	(2,894)	(220,310)

Effect of foreign currency exchange rate on changes in cash and cash equivalents	(59,991)	49,375
Net Change in Cash and Cash Equivalents	129,234	92,060
Beginning Balance	1,753,780	1,137,215
Ending Balance	1,883,014	1,229,275

Supplementary Information
Cash Paid for Interest	$ (79,892)	$ (90,649)
Cash Paid for Income Taxes	0	0

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

Note 1 Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted.  In the opinion of management, the accompanying interim financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation.  The results of operations for the three and six month periods ended June 30, 2015, are not necessarily indicative of the results for a full-year period as the tourism industry that the Company relies on is highly seasonal.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in Castle’s most recent Annual Report on Form 10-K.

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

Under a “Net Contract”, the Company receives a management fee that is based on a percentage of the gross rental proceeds received from the rental of hotel or condominium units. Under this arrangement, the owner of the hotel or condominium unit is responsible for all of the operating expenses of the rental program covering the owner’s unit and in addition to the percentage of gross rental proceeds the Company typically receives an incentive management fee based on the net operating profit of the covered property. Additionally, the Company employs on-site personnel to provide services such as housekeeping, maintenance and administration to property owners under our management agreements and for such services the Company recognizes revenue in an amount equal to the expenses incurred.  Revenues received under the net contract are recorded as Management and Service Revenue.  Under a Net Contract, the Company does not record the operating expenses of the property covered by the agreement, other than the personnel costs mentioned above.

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

The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).  The Company is currently evaluating the impact of its pending adoption of ASU 2014-09 on the Company’s consolidated financial statements and has not yet determined the method by which we will adopt the standard in 2017.  The FASB announced on July 9, 2015 a one-year deferral for the effective date.

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

Note 4  Long term debt

In June, 2015, the Company received a term loan of $200,000 from a local bank which was used to fund upgrades to the property management and central reservation systems.  These outflows will be recouped by the Company through reimbursements from managed properties.  The loan is for a fixed interest rate of 5.875% with monthly payments of $3,855 and matures in June 2020.

Note 5  Equity-Based Compensation

The Company issued 10,000 shares of restricted common stock as a hiring incentive to one of its employees.  The shares were issued on April 24, 2015 and were assigned a value of $.20 per share or a total of $2,000 as compensation to the employee.

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

Marketing Strategy

Most of our marketing efforts are focused towards acquiring and retaining guests for the properties we manage. Castle does not own any hotels or resorts; however, it has made real estate investments in the properties that it manages in Hilo, Hawaii and New Zealand.  Marketing is done through a variety of distribution channels including direct internet sales, wholesalers, online and traditional travel agencies, and group tour operators.  Unlike many other hotel and resort operators we do not market the properties we manage under the Castle brand.  Instead of emphasizing the “Flag” or “Chain” name, Castle’s strategy is to promote the name and reputation of the individual properties under management as we believe that “one standard does not fit all.” We believe that this allows the consumer to better choose the specific type of vacation experience desired based upon the specific attributes of the property selected.

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

Brand Strategy

Castle does not brand the properties under its management.  Each property Castle manages is individually marketed in order to extract maximum value from its unique strengths.  Our strategy is that we do not promote Castle as a brand name but instead, we focus on our customers, the owners of the properties we manage.  As Castle represents a diverse range of properties its brand strategy is that one size does not fit all.  The Castle brand stays in the background and our focus is on marketing the uniqueness of each property, while satisfying the needs and expectations of our owners.  Each property we manage maintains its own brand identity and personality, while utilizing the Castle advantage of our powerful marketing resources, channel distribution, resort management expertise, industry partnerships, and networks.

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

Revenues

Total Revenues for the quarter ended June 30, 2015 were $5,380,886 compared to $5,717,169 for the quarter ended June 30, 2014, a decrease of 6%.   The decrease is attributed to our New Zealand operations as our banquet revenues fell short of prior year by NZ$274,678 for the three months ended June, 30, 2015 as compared to the prior year, and the devaluation of the NZ dollar ($0.7425 at June 30, 2015 vs. $0.8479 for the prior year) against the US dollar. Total Revenue for the six months ended June 30, 2015 was $11,474,757, a 3% decrease when compared to $11,817,745 for the prior year.  Similarly, this decrease is due to a decrease in our banquet revenue in New Zealand of NZ$274,728 and the devaluation of the NZ dollar against the US dollar.

Revenues Attributed from Properties decreased by 15%, from $3,142,747 to $2,680,728, for the three months ended June 30, 2015 compared to 2014.  This decrease is due to the decrease in food & beverage revenue in New Zealand of $357,714 as our banquet and convention revenue fell short of the prior year.  For the six months ended June 30, 2015, Revenues Attributed from Properties decreased by 7%, from $6,533,859 to $6,054,379, which again is attributed to our decreased food and beverage income from our New Zealand operations.  Management and Service Revenues for the three months ended June 30, 2015 increased by 5% from $2,574,022 to $2,698,758.  For the six months ended June 30, 2015, Management and Service Revenues increased by 3%, from $5,283,486 to $5,418,578.  This increase is attributed to the strong quarter that Hawaii experienced in the tourism industry as all of our Management and Service revenues come from our Hawaii operations.

The Company recorded investment income of $18,000 and $9,000, for quarters ended June 30, 2015 and 2014, respectively, and $68,000 and $58,095 for the six months ended June 30, 2015 and 2014, respectively, which represents the Company’s share of the income from the limited liability company that owns one of the hotels managed by the Company.

Other Revenue for the quarter ended June 30, 2015 was $1,400 compared to $400 in 2014, and $1,800 for the six months ended June 30, 2015 compared to $400 for the same period of the prior year.

Expenses

Attributed Property Expenses are those expenses related to the management of the resort and condominium properties which are operated on a Gross Contract basis.  Property expenses for the three months ended June 30, 2015 compared to 2014 decreased by 9%, from $2,991,496 to $2,718,815.  Property expenses for the six months ended June 30, 2015 compared to 2014 decreased by 6%, from $5,883,394 to $5,546,108.  The decrease in attributed property expenses is due to the decrease in our Attributed Property Revenues of 15% for the quarter and 7% for the six months ended June 30, 2015 as compared to 2014.

Compared to the prior year, Payroll and office expenses increased by 8% from $2,596,805 in the prior year to $2,797,010 for the quarter ended June 30, 2015.  For the six months ended June 30, 2015, Payroll and office expenses increased by 5%, from

$5,311,457 to $5,554,172.  The increase in cost is a result of increasing our sales and marketing staffing compared to the prior year where we operated with various unfilled positions during the year.

Administrative and general expenses decreased by 4% from $91,460 to $87,917 for the quarter ended June 30, 2015 as compared to 2014.  The decrease is due to lower general excise taxes associated with the decrease in revenue.  For the six months ended June 30, 2015, Administrative and general expenses increased by 3% from $283,612 to $291,914.  This increase was due to our production of a marketing video and corporate brochure which we will use to further market our services, as well as moving costs associated with the consolidation of our executive offices with our sales, marketing and reservation office.

Investments

In 2010, the Company acquired a 5.9% common series interest in the ownership of a hotel located in Hawaii. The Company received the interest in exchange for the Company’s assistance to the buyers of the hotel in negotiating the purchase, performing due diligence work and other consulting services.  For the three months ended June 30, 2015 and 2014, the Company recorded investment income of $18,000 and $9,000, respectively, and for the six months ended June 30, 2015 and 2014, the Company recorded investment income of $68,000 and $58,095, respectively, representing the Company’s allocation of net income from its investment.

Depreciation

Our business is to provide services to our clients and as such does not require a great deal of capital expenditure for equipment or fixed assets.  As a result, depreciation expense was $56,804 and $58,496 for the three months ended June 30, 2015 and 2014, and $113,225 and $114,067, respectively for the six months ended June 30, 2015 and 2014.

Interest Expense

Interest Expense was $88,104 and $51,764, respectively, for the three months ended June 30, 2015 and 2014, and $179,912 and $142,035 for the six months ended June 30, 2015 and 2014.  The increase in interest expense is attributed to a forgiveness of $42,000 in accrued interest by the Company’s CEO in June 2014.   Included in interest expense is interest that is imputed on the mortgage note for our Podium located in New Zealand.

Net Income

Net loss for the three months ending June 30, 2015 and 2014 was $263,244 and $47,398, respectively.  For the six months ended June 30, 2015 the Company recorded a net loss of $148,813 compared to net income of $53,251 for the prior year.  The decrease in income for the three and six months ended June 30, 2015 compared to prior year is attributed to the decrease in our food and beverage revenue from our New Zealand operations.

Foreign Currency Translation Adjustment

For consolidated entities whose functional currency is not the U.S. dollar, Castle translates their financial statements into U.S. dollars.  Assets and liabilities are translated at the exchange rate currently in effect as of the financial statement date, and results of operations are translated using the weighted average exchange rate for the period.

Translation adjustments from foreign exchange are included as a separate component of stockholders’ equity. Changes in the carrying value of the assets and liabilities of the consolidated entities outside of the United States due to foreign exchange changes are reflected as Foreign Currency Adjustments.  Foreign Currency Translation adjustments totaled $15,022 and ($3,517) for the three months ended June 30, 2015 and 2014, respectively and $10,987 and ($21,467) for the six months ended June 30 2015 and 2014, respectively.

Total Comprehensive Income

Total Comprehensive Loss for the three months ended June 30, 2015 was $248,222 as compared to $50,915 for the prior year period, and for the six months ended June 30, 2015, Total Comprehensive Loss was $137,826 compared to Total Comprehensive

Income of $31,784 for the prior year.  This is primarily a result of the changes in Revenue and Property and Operating Expenses, Investment Income, and foreign exchange rates noted above.

EBITDA

EBITDA (Earnings before Interest, Depreciation, Taxes and Amortization) reflects the Company’s earnings without the effect of depreciation, interest income or expense, taxes, or certain other non-cash income or expense items.  EBITDA is a non-GAAP measure.  Castle’s management believes that in many ways it is a good alternative indicator of the Company’s financial performance.  It removes the effects of non-cash depreciation and amortization of assets, as well as the fluctuations of interest costs based on the Company’s borrowing history and increases and decreases in tax expense brought about by changes in the provision for future tax effects rather than current income.  A comparison of EBITDA and Net Income (Loss) is shown below. EBITDA totaled ($204,856) and $46,408 for the three months ended June 30, 2015 and 2014, respectively, and $150,563 and $397,377 for the six months ended June 30, 2015 and 2014, respectively.  The decrease for the quarter and year to date is attributable to lower Attributed Property Revenue, primarily from our New Zealand operations.

Comparison of Net Income to EBITDA:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net Income (Loss)	(263,244)	(47,398)	(148,813)	53,251
Add Back:
Income Tax Provision	(86,520)	(16,454)	6,239	88,024
Net interest expense	88,104	51,764	179,912	142,035
Depreciation	56,804	58,496	113,225	114,067
EBITDA	(204,856)	46,408	150,563	397,377

Liquidity

Our primary sources of liquidity include available cash and cash equivalents, and borrowing under the credit facility which was secured in October 2008, consisting of a $300,000 line of credit.   As of June 30, 2015 the full amount of the line of credit was available to use.  Additionally, our New Zealand subsidiary has an available NZ$300,000 (US$225,810) line of credit which was also fully available as of June 30, 2015. These facilities contain representations and warranties, conditions, covenants and events of default that are customary for this type of credit facility but do not contain financial covenants.  The Company is in compliance with the terms and conditions of these borrowing covenants.  We do not believe the limitations contained in the credit facility will, in the foreseeable future, adversely affect our ability to use the credit facility and execute our business plan.

In June 2015, the Company also received a term loan of $200,000 from a local bank which was used to fund upgrades to our property management and central reservation systems.  These outflows will be recouped by the Company through reimbursements from our managed properties.  The loan is for a fixed interest rate of 5.875% with monthly payments of $3,855 and matures in June 2020.

In January of 2015, the Chairman and CEO of the Company agreed to extend the due date of the $117,316 note due to him to December 31, 2017.  In addition to this extension, the Chairman and CEO agreed to forgive $14,000 of the principal balance and the Company agreed to make monthly payments of $3,334 per month in order to fully amortize the loan through December 31, 2017.  We recorded the $14,000 forgiveness of debt as additional paid in capital during the first quarter of 2015.

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

We experienced a net loss of $263,244 for the second quarter of 2015 compared to a loss of $47,398 for the prior year and through the six months ended June 30, 2015, we experienced a net loss of $148,813 compared to net income of $53,251 for 2014. Hawaii has a highly seasonal travel industry and the second quarter of the year is typically the valley season.  We anticipate stabilization of the current occupancy levels, together with a slight increase in average rate trends and levels for the properties currently under contract for the remainder of 2015 when compared to 2014.   Effective July 1, 2015, we were successful in acquiring the management contract for a rental program on the Big Island of Hawaii, together with the association management contract.  We will continue our efforts to expand the number of properties under management through the remainder of 2015, which will increase the overall revenue stream in 2015.  The specific impact of these additions on revenue depends on the timing of when and if new properties are added during the year.  We have implemented a number of revenue enhancement and cost saving programs that will improve our profitability and cash flow.  We are beginning to see the results of our operational changes as we reported positive EBITDA in nine of the last ten quarters.  We project that we will continue to improve the overall profitability, cash flow, and working capital liquidity through 2015. This view is based on the following assumptions:

The maintaining of current occupancy levels as the global economy stabilizes resulting in increased visitor trends to Hawaii and New Zealand.

A continuation of increases in average daily rates at the properties we manage as compared to recent years.

Focus on increasing our properties room revenue through increased sales, advertising and marketing efforts.

Maximizing other sources of revenue from our guests.

Careful monitoring of our costs and expenses which will provide the basis for improved operating margins throughout 2015.

Expansion of the number of properties under management, with emphasis on Hawaii and New Zealand.

A stabilization of the United States / New Zealand exchange rates.

Our plans to manage our liquidity position in fiscal 2015 include:

Accessing our available sources of debt and if needed, seeking additional debt or equity financing at competitive rates.

Expenditures to replace and upgrade our existing technological equipment.

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

Off-balance sheet arrangements

See the most recent Annual Report on Form 10-K.

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

Based on that evaluation, our chief executive officer (and acting chief financial officer) concluded that, as of June 30, 2015,

our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer (and acting chief financial officer), as appropriate, to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None during the quarter ended June 30, 2015.

Item 1A. Risk Factors.

Not required to be enumerated by smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

The Company issued 10,000 shares of restricted common stock as a hiring incentive to one of its employees.  The shares were issued on April 24, 2015 and were assigned a value of $.20 per share or a total of $2,000 as compensation to the employee.

Use of Proceeds of Registered Securities

No proceeds were received from the sale of registered securities during the quarter ended June 30, 2015.

Purchases of Equity Securities by Us and Affiliated Purchasers

None during the quarter ended June 30, 2015.

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

THE CASTLE GROUP, INC.

Date:	08/14/2015	By:	/s/Rick Wall
Rick Wall
Chief Executive Officer and Chairman of the Board of Directors and Acting CFO