Form 10-Q
period 2015-09-30
CASTLE GROUP INC
filed 2015-11-13
CIK 918543

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

November 13, 2015 - 10,056,392 shares of common stock.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

THE CASTLE GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2015 & DECEMBER 31, 2014
(UNAUDITED)

	30-Sep-15	31-Dec-14
ASSETS
Current Assets
Cash and cash equivalents	$ 1,383,913	$ 1,753,780
Accounts receivable, net of allowance for bad debts	1,703,698	2,365,071
Deferred tax asset	474,092	474,092
Note receivable, current portion	15,000	15,000
Prepaids and other current assets	535,596	443,011
Total Current Assets	4,112,299	5,050,954
Non Current Assets Property plant & equipment, net	5,646,530	6,701,806
Deposits and other assets	141,790	186,246
Note receivable, net of current portion	179,905	185,018
Investment in limited liability company	538,414	564,064
Deferred tax asset	620,425	651,744
Goodwill	54,726	54,726
Total Non Current Assets	7,181,790	8,343,604

TOTAL ASSETS	$ 11,294,089	$ 13,394,558

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 1,999,887	$ 2,541,770
Payable to related parties	4,948	-
Deposits payable	796,495	862,527
Current portion of long term debt	339,584	374,736
Current portion of long term debt to related parties	33,481	45,072
Accrued salaries and wages	1,387,979	1,579,974
Accrued taxes	18,828	61,482
Other current liabilities	83,658	2,714
Total Current Liabilities	4,664,860	5,468,275
Non Current Liabilities
Long term debt, net of current portion	5,310,736	6,621,571
Notes payable to related parties, net of current portion	37,856	72,244
Total Non Current Liabilities	5,348,592	6,693,815
Total Liabilities	10,013,452	12,162,090
Stockholders' Equity
Preferred stock, $100 par value, 50,000 shares authorized, 11,050	1,105,000	1,105,000
shares issued and outstanding in 2015 and 2014, respectively
Common stock, $.02 par value, 20,000,000 shares authorized, 10,056,392 & 10,046,392 shares issued and outstanding in 2015 and 2014, respectively	201,129	200,929
Additional paid in capital	5,043,604	4,877,774
Retained deficit	(5,126,620)	(4,978,419)
Accumulated other comprehensive income	57,524	27,184
Total Stockholders' Equity	1,280,637	1,232,468

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 11,294,089	$ 13,394,558

The accompanying notes are an integral part of these condensed consolidated financial statements

THE CASTLE GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 & 2014
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues
Revenue attributed from properties	$ 3,048,075	$ 3,378,318	$ 9,102,454	$ 9,912,177
Management and service	3,269,573	2,703,725	8,688,151	7,987,211
Other revenue	800	500	2,600	900
Total Revenues	6,318,448	6,082,543	17,793,205	17,900,288

Operating Expenses
Attributed property expenses	2,869,177	3,084,688	8,415,285	8,968,083
Payroll and office expenses	3,203,476	2,529,545	8,757,648	7,841,001
Administrative and general	98,596	107,933	390,510	391,546
Depreciation	50,923	58,671	164,148	172,738
Total Operating Expense	6,222,172	5,780,837	17,727,591	17,373,368
Operating Income	96,276	301,706	65,614	526,920
Investment income	11,000	36,000	79,000	94,095
Interest expense	(81,584)	(90,937)	(261,496)	(232,972)
Income (Loss) before taxes	25,692	246,769	(116,882)	388,043
Income tax expense	(25,080)	(115,900)	(31,319)	(203,924)
Net Income (Loss)	612	130,869	(148,201)	184,119

Other Comprehensive Income
Foreign currency translation adjustment	19,353	26,724	30,340	5,257
Total Comprehensive Income (Loss)	$ 19,965	$ 157,593	$ (117,861)	$ 189,376

Earnings (Loss) Per Share
Basic	$ 0.00	$ 0.01	$ (0.01)	$ 0.02
Diluted	$ 0.00	$ 0.01	$ (0.01)	$ 0.02
Weighted Average Shares
Basic	10,056,392	10,026,392	10,052,253	10,026,392
Diluted	10,424,725	10,394,725	10,052,253	10,394,725

The accompanying notes are an integral part of these condensed consolidated financial statements

THE CASTLE GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2015 & 2014
(UNAUDITED)

	2015	2014
Cash Flows from Operating Activities
Net income (Loss)	$ (148,201)	$ 184,119
Adjustments to reconcile from net income (loss) to net cash from operating activities:
Depreciation	164,148	172,738
Stock issued as compensation	2,000	-
Related party debt forgiven	14,000	-
Non cash interest expense	150,030	150,031
Investment income	(79,000)	(94,095)
Deferred taxes	31,319	203,924
(Increase) decrease in
Accounts receivable	650,859	424,771
Other current assets	(127,926)	(190,216)
Note receivable	5,113	7,884
Deposits and other assets	15,622	18,571
Increase (decrease) in
Accounts payable and accrued expenses	(543,523)	(686,592)
Customer advance deposits	(53,577)	280,812
Net Change from Operating Activities	80,864	471,947

Cash Flows from Investing Activities
Distributions from investments	104,650	16,275
Purchase of assets	(365,319)	(42,341)
Net Change from Investing Activities	(260,669)	(26,066)

Cash Flows from Financing Activities
Proceeds from notes	200,000	-
Payments on notes to related parties	(45,979)	-
Payments on notes	(252,048)	(332,900)
Net Change from Financing Activities	(98,027)	(332,900)

Effect of foreign currency exchange rate on changes in cash and cash equivalents	(92,035)	(24,020)

Net Change in Cash and Cash Equivalents	(369,867)	88,961
Beginning Balance	1,753,780	1,137,215
Ending Balance	$ 1,383,913	$ 1,226,176

Supplementary Information
Cash Paid for Interest	$ (111,466)	$ (134,143)
Cash Paid for Income Taxes	-	-

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

Note 1 Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted.  In the opinion of management, the accompanying interim financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation.  The results of operations for the three and nine month periods ended September 30, 2015, are not necessarily indicative of the results for a full-year period as the tourism industry that the Company relies on is highly seasonal.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in Castle’s most recent Annual Report on Form 10-K.

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

Under a “Net Contract”, the Company receives a management fee that is based on a percentage of the gross rental proceeds received from the rental of hotel or condominium units. Under this arrangement, the owner of the hotel or condominium unit is responsible for all of the operating expenses of the rental program covering the owner’s unit and in addition to the percentage of gross rental proceeds the Company typically receives an incentive management fee based on the net operating profit of the covered property. Additionally, the Company employs on-site personnel to provide services such as housekeeping, maintenance and administration to property owners under our management agreements and for such services the Company recognizes revenue in an amount equal to the expenses incurred.  Revenues received under the net contract are recorded as “Management and Service Revenue.” Under a Net Contract, the Company does not record the operating expenses of the property covered by the agreement, other than the personnel costs mentioned above.

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

Note 2  New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date.  If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s, consolidated financial statements upon adoption.

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

The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606) – Deferral of the Effective Date, which defers the effective date of ASU 2014-09 for one year and permits early adoption as early as the original effective date of ASU 2014-09. The Company is currently evaluating the timing of its adoption and the impact of adopting the new revenue standard on its consolidated financial statements.

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

Note 4  Long Term Debt

In June 2015, the Company received a term loan of $200,000 from a local bank which was used to fund upgrades to the property management and central reservation systems.  These outflows will be recouped by the Company through reimbursements from managed properties.  The loan is for a fixed interest rate of 5.875% with monthly payments of $3,855 and matures in June 2020.

Note 5  Equity-Based Compensation

The Company issued 10,000 shares of restricted common stock as a hiring incentive to one of its employees.  The shares were issued on April 24, 2015 and were assigned a value of $0.20 per share or a total of $2,000 as compensation to the employee.

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

Revenues

Total Revenue for the quarter ended September 30, 2015 was $6,318,448 compared to $6,082,543 for the quarter ended September 30, 2014, an increase of 4%.   The increase is attributed to revenues generated by our new property located in Kona, Hawaii which we acquired on July 1, 2015.  Total Revenue for the nine months ended September 30, 2015 was $17,793,205, a 1% decrease when compared to $17,900,288 from the prior year.  This decrease is due to a decrease in our banquet revenue in New Zealand of $790,994 (NZ$451,143) which was further magnified by the devaluation of the NZ dollar against the US dollar.

Revenue Attributed from Properties decreased by 10%, from $3,378,318 to $3,048,075, for the three months ended September 30, 2015 compared to 2014.  This decrease is due to the decrease in food & beverage revenue in New Zealand of $345,386 (NZ$176,415) as our banquet and convention revenue fell short of the prior year.  For the nine months ended September 30, 2015, Revenue Attributed from Properties decreased by 8%, from $9,912,177 in 2014, to $9,102,454 in 2015, which again is attributed to our decreased food and beverage income from our New Zealand operations ($790,994 or NZ$451,143).

Management and Service Revenue for the three months ended September 30, 2015 increased by 21% from $2,703,725 to $3,269,573.  For the nine months ended September 30, 2015, Management and Service Revenue increased by 9%, from $7,987,211 in 2014 to $8,688,151 in 2015.  This increase is attributed to the fees generated by two of our Kauai properties, one of which converted from a timeshare operation to a hotel operation in July 2014, and the other which formed an association of apartment owners that the Company now manages.  In addition the Company took over the association management for our new rental property located in Kona, Hawaii which also contributed to the increase in management and service fees.

The Company recorded investment income of $11,000 and $36,000, for quarters ended September 30, 2015 and 2014, respectively, and $79,000 and $94,095 for the nine months ended September 30, 2015 and 2014, respectively, which represents the Company’s share of the income from the limited liability company that owns one of the hotels managed by the Company.

Other Revenue for the quarter ended September 30, 2015 was $800 compared to $500 in 2014, and $2,600 for the nine months ended September 30, 2015 compared to $900 for the same period of the prior year.

Expenses

Attributed Property Expenses are those expenses related to the management of the resort and condominium properties which are operated on a Gross Contract basis.  Property expenses for the three months ended September 30, 2015 compared to 2014 decreased by 7%, from $3,084,688 to $2,869,177.  Property expenses for the nine months ended September 30, 2015 compared to 2014 decreased by 6%, from $8,968,083 to $8,415,285.  The decrease in attributed property expenses is due to the decrease in our Attributed Property Revenue of 10% for the quarter and 8% for the nine months ended September 30, 2015 as compared to 2014.

Payroll and office expenses increased by 27% from $2,529,545 for the quarter ended September 30, 2014 to $3,203,476 for the quarter ended September 30, 2015.  For the nine months ended September 30, Payroll and office expenses increased by 12%, from $7,841,001in 2014 to $8,757,648 in 2015.  The increase in cost is a result of the payroll costs for two associations and one hotel rental operation that the Company commenced managing in the third quarter of 2015.

Administrative and general expenses decreased by 9% from $107,933 to $98,596 for the quarter ended September 30, 2015 as compared to 2014.  The decrease is due to lower general excise taxes associated with the decrease in revenue.  For the nine months ended September 30, Administrative and general expenses decreased slightly from $391,546 in 2014 to $390,510 in 2015.

Investments

In 2010, the Company acquired a 5.9% common series interest in the ownership of a hotel located in Hawaii. The Company received the interest in exchange for the Company’s assistance to the buyers of the hotel in negotiating the purchase, performing due diligence work and other consulting services.  For the three months ended September 30, 2015 and 2014, the Company recorded investment income of $11,000 and $36,000, respectively, and for the nine months ended September 30, 2015 and 2014, the Company recorded investment income of $79,000 and $94,095, respectively, representing the Company’s allocation of net income from its investment.

Depreciation

Our business is to provide services to our clients and as such does not require a great deal of capital expenditure for equipment or fixed assets.  As a result, depreciation expense was $50,923 and $58,671 for the three months ended September 30, 2015 and 2014, and $164,148 and $172,738, respectively for the nine months ended September 30, 2015 and 2014.

Interest Expense

Interest Expense was $81,584 and $90,937, respectively, for the three months ended September 30, 2015 and 2014, and $261,496 and $232,972 for the nine months ended September 30, 2015 and 2014.  The increase in interest expense is attributed to a forgiveness of $42,000 in accrued interest by the Company’s CEO in June 2014 and the additional interest on the Company’s $200,000 term loan with a local bank.   Included in interest expense is interest that is imputed on the mortgage note for our Podium located in New Zealand of $50,010 and $150,030 for the three and nine months ended September 30, 2015 and 2014.

Net Income

Net income for the three months ending September 30, 2015 and 2014 was $612 and $130,869, respectively.  For the nine months ended September 30, 2015 the Company recorded a net loss of $148,201 compared to net income of $184,119 for the prior year.  The decrease in income for the three and nine months ended September 30, 2015 compared to prior year is attributed to the decrease in our food and beverage revenue from our New Zealand operations, and the startup costs of our new property located in Kona, Hawaii.

Foreign Currency Translation Adjustment

For consolidated entities whose functional currency is not the U.S. dollar, Castle translates their financial statements into U.S. dollars.  Assets and liabilities are translated at the exchange rate currently in effect as of the financial statement date, and results of operations are translated using the weighted average exchange rate for the period.

Translation adjustments from foreign exchange are included as a separate component of stockholders’ equity. Changes in the carrying value of the assets and liabilities of the consolidated entities outside of the United States due to foreign exchange changes are reflected as Foreign Currency Adjustments.  Foreign Currency Translation adjustments totaled $19,353 and $26,724 for the three months ended September 30, 2015 and 2014, respectively and $30,340 and $5,257 for the nine months ended September 30, 2015 and 2014, respectively.

Total Comprehensive Income

Total Comprehensive Income for the three months ended September 30, 2015 was $19,965 as compared to $157,593 for the same period of the prior year. For the nine months ended September 30, 2015, Total Comprehensive Loss was $117,861 compared to Total Comprehensive Income of $189,376 for the same period of the prior year.  This is primarily a result of the changes in Revenue and Property and Operating Expenses, Investment Income, and foreign exchange rates noted above.

EBITDA

EBITDA (Earnings before Interest, Depreciation, Taxes and Amortization) reflects the Company’s earnings without the effect of depreciation, interest income or expense, taxes, or certain other non-cash income or expense items.  EBITDA is a non-GAAP measure.  Castle’s management believes that in many ways it is a good alternative indicator of the Company’s financial performance.  It removes the effects of non-cash depreciation and amortization of assets, as well as the fluctuations of interest costs based on the Company’s borrowing history and increases and decreases in tax expense brought about by changes in the provision for future tax effects rather than current income.  A comparison of EBITDA and Net Income (Loss) is shown below.  EBITDA totaled $158,199 and $396,377 for the three months ended September 30, 2015 and 2014, respectively, and $308,762 and $793,753 for the nine months ended September 30, 2015 and 2014, respectively.  The decrease for the quarter and year to date is attributable to lower Attributed Property Revenue, primarily from our New Zealand operations and startup costs associated with our new property located in Kona, Hawaii.

Comparison of Net Income to EBITDA:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net Income (Loss)	612	130,869	(148,201)	184,119
Add Back:
Income Tax Provision	25,080	115,900	31,319	203,924
Net interest expense	81,584	90,937	261,496	232,972
Depreciation	50,923	58,671	164,148	172,738
EBITDA	158,199	396,377	308,762	793,753

Liquidity

Our primary sources of liquidity include available cash and cash equivalents, and borrowing under the credit facility which was secured in October 2008, consisting of a $300,000 line of credit.   As of September 30, 2015 the full amount of the line of credit was available to use.  Additionally, our New Zealand subsidiary has an available NZ$300,000 (US$189,960) line of credit which was also fully available as of September 30, 2015. These facilities contain representations and warranties, conditions, covenants and events of default that are customary for this type of credit facility but do not contain financial covenants.  The Company is in compliance with the terms and conditions of these borrowing covenants.  We do not believe the limitations contained in the credit facility will, in the foreseeable future, adversely affect our ability to use the credit facility and execute our business plan.

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

We experienced net income of $612 for the third quarter of 2015 compared to $130,869 for the prior year and through the nine months ended September 30, 2015, we experienced a net loss of $148,201 compared to net income of $184,119 for 2014.  We anticipate stabilization of the current occupancy levels, together with a slight increase in average rate trends and levels for the properties currently under contract for the remainder of 2015 when compared to 2014.   Effective July 1, 2015, we were successful in acquiring the management contract for a rental program on the Big Island of Hawaii, together with the association management contract.  We will continue our efforts to expand the number of properties under management through the remainder of 2015, which will increase the overall revenue stream in 2015.  The specific impact of these additions on revenue depends on the timing of when and if new properties are added during the year.  We have implemented a number of revenue enhancement and cost saving programs that will improve our profitability and cash flow.  We are beginning to see the results of our operational changes as we reported positive EBITDA in nine of the last ten quarters.  We project that we will continue to improve the overall profitability, cash flow, and working capital liquidity through 2015. This view is based on the following assumptions:

·The maintaining of current occupancy levels as the global economy stabilizes resulting in increased visitor trends to Hawaii and New Zealand.

·A continuation of increases in average daily rates at the properties we manage as compared to recent years.

·Focus on increasing our properties room revenue through increased sales, advertising and marketing efforts.

·Maximizing other sources of revenue from our guests.

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

·Expenditures to replace and upgrade our existing technological equipment.

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

Based on that evaluation, our chief executive officer (and acting chief financial officer) concluded that, as of September 30, 2015, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer (and acting chief financial officer), as appropriate, to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None during the quarter ended September 30, 2015.

Item 1A. Risk Factors.

Not required to be enumerated by smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

The Company issued 10,000 shares of restricted common stock as a hiring incentive to one of its employees.  The shares were issued on April 24, 2015 and were assigned a value of $0.20 per share or a total of $2,000 as compensation to the employee.

Use of Proceeds of Registered Securities

No proceeds were received from the sale of registered securities during the quarter ended September 30, 2015.

Purchases of Equity Securities by Us and Affiliated Purchasers

None during the quarter ended September 30, 2015.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Mine Safety Disclosures.

None; not applicable.

Item 5. Other Information.

None reported

Item 6. Exhibits

(a) Exhibits and index of exhibits.

31.1   302 Certification of Rick Wall, Chief Executive Officer

32    Section 906 Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CASTLE GROUP, INC.

Date:	11/13/2015	By:	/s/Rick Wall
Rick Wall
Chief Executive Officer and Chairman of the Board of Directors and Acting CFO