Form 10-K
period 2015-12-31
CASTLE GROUP INC
filed 2016-03-30
CIK 918543

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

[   ] Yes   [X] No

Aggregate Market Value of Non-Voting Common Stock Held by Non-Affiliates

As of June 30, 2015, there were approximately 5,463,049 shares of common voting stock of the Issuer held by non-affiliates. As of June 30, 2015, the closing price of the common stock on the OTC Bulletin board was $.31 per share or an aggregate value of $1,693,545.

Issuers Involved in Bankruptcy Proceedings During the Past Five Years

Not applicable.

Check whether the Issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Not applicable.

Applicable Only to Corporate Issuers

Number of shares outstanding of the Issuer’s common stock as of March 30, 2016:   10,056,392

Documents Incorporated by Reference

See Part IV, Item 15.  The Exhibit Index appears on page 36.

TABLE OF CONTENTS

PART I

PART II

PART III

PART IV

Item 15.	Exhibits, Consolidated Financial Statement Schedules.	36

PART I

Item 1.  Business

Forward-looking Statements

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

In July 2015, we were awarded the management contract for a condominium rental program and the association of apartment owners management for a project in Kona, Hawaii.

In February 2016, we were awarded the management contract for a budget hotel located in Hilo, Hawaii.

In addition to focusing on growing our portfolio of managed properties, we will continue to focus efforts on securing additional equity ownership interests in properties in both the domestic and international markets.

Item 1A.  Risk Factors

Not required for smaller reporting companies.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Property

We lease office space for our principal executive offices.  This lease expires on October 31, 2019 at a rental cost that averages approximately $8,000 per month, plus the cost of common area maintenance.

We also lease additional office space for our finance and accounting operations, which expires on February 28, 2017 at a rental cost that averages $5,600 per month, plus the cost of common area maintenance.

We continue our ownership (through Mocles) of certain common areas of our New Zealand property which includes the lobby, restaurant and bar which we operate.  The lobby area owned by us is also rented out to the rental program.  The property is well known in the area, and has a mature base of customers.  Additionally, our food and beverage operations have won various culinary awards in the area and we believe that this combination of a net contract for the room operations and the profitable food & beverage operations will ensure future profitability for our New Zealand operation.

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

Item 3.  Legal Proceedings

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

Item 4.  Mine Safety Disclosures

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

	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Fiscal 2015 price range per common share	$0.27-$0.34	$0.26-$0.31	$0.27-$0.33	$0.20-$0.35
Fiscal 2014 price range per common share	$0.20-$0.22	$0.20-$0.25	$0.15-$0.25	$0.15-$0.21

Holders of Record

There were approximately 280 owners of record of Castle’s common stock as of March 15, 2016.

Dividends

We have not paid any dividends with respect to our common stock, and do not intend to pay dividends on our common stock in the foreseeable future.  As more fully described in Note 7 to Castle’s consolidated financial statements included herein, in 1999 and 2000, we issued a total of 11,050 shares of $100 par value redeemable preferred stock.  Dividends are cumulative from the date of original issue and are payable semi-annually, when, and if declared by the board of directors beginning July 15, 1999, at a rate of $7.50 per annum, per share. Through the fiscal year ended December 31, 2001, we paid dividends to holders of record in the amount of $20,161.  At December 31, 2015, undeclared and unpaid dividends on these shares totaled $1,347,483 or $121.94 per preferred share. These dividends are not accrued as a liability, since no dividends have been declared.  We cannot pay dividends on our common stock until we declare and pay the cumulative dividends on our preferred stock.  It is the intention of management to utilize and reinvest all discretionary available funds into the development and expansion of our business, rather than for common stock dividend payments.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any equity compensation plans and as such no securities have been authorized for issuance subject to such a plan.

Recent Sales of Unregistered Securities

In November 2014, we issued 20,000 shares of our common stock to an employee as compensation.  The shares were unregistered shares and are therefore restricted shares of common stock.

In May 2015, we issued 10,000 shares of our common stock to an employee as compensation.  These shares were unregistered shares and are therefore restricted shares of common stock.

Use of Proceeds of Registered Securities

There were no proceeds received by us from the sale of registered securities during the 12 months ended December 31, 2015 or 2014.

Purchases of Equity Securities by Us and Affiliated Purchasers

There were no purchases of equity securities during the 12 months ended December 31, 2015 or 2014.

Item 6.  Selected Financial Data and Supplementary Financial Information

Not Applicable

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Revenue

The Company has two basic types of agreements.  Under a “Gross Contract” the Company records revenue which is based on a percentage of the gross rental proceeds received from the rental of hotel or condominium units.   Under a Gross Contract the Company pays a portion of the gross rental proceeds to the owner of the rental unit.  The Company only records the difference between the gross rental proceeds and the amount paid to the owner of the rental unit as “Revenue Attributed from Properties.”  Under the Gross Contract, the Company is responsible for all of the operating expenses for the hotel or condominium unit.  Under a “Net Contract”, the Company receives a management fee that is based on a percentage of the gross rental proceeds received from the rental of hotel or condominium units.  Under the Net Contract, the owner of the hotel or condominium unit is responsible for all of the operating expenses of the rental program covering the owner’s unit and the Company also typically receives an incentive management fee, which is based on the net operating profit of the covered property. Additionally, under a Net Contract, in most cases we employ on-site personnel to provide services such as housekeeping, maintenance and administration to property owners under our management agreements and for such services, we recognize revenue in an amount equal to the expenses incurred.  Revenues received under the Net Contract are recorded as Management and Service Income.  Under both types of agreements, revenues are recognized after services have been rendered.  A liability is recognized for any deposits received for which services have not yet been rendered.

For 2015, our revenue trend is reflective of the tourism industry of Hawaii which experienced its fourth year of growth in both arrivals and visitor spending.  The Hawaii Tourism Authority (HTA) announced a record 8.6 million visitors to Hawaii in 2015, up 3.4% from 2014, fueled by a 5.9% increase in passenger seats to Hawaii.  Visitor expenditures also increased by 5.1% to $15.6 billion when compared to 20141.

1 Hawaii Tourism Authority:

http://hawaiitourismauthority.org/research/research/visitor-highlights/

Castle’s Revenues totaled $24,209,205 for the year ended December 31, 2015, representing a 1% decrease from $24,540,935 in 2014.  This decrease is attributed to the devaluation of the exchange rate of the New Zealand dollar against the US dollar from 0.83 in 2014 to 0.70 in 2015 and a one-time consulting fee of $250,000 which we received in 2014.  Excluding the effect of the exchange rate and consulting fee, Total Revenues would have shown an increase of 2%, attributed to the overall improvement in the tourism industry, especially in Hawaii where all of the Company’s domestic operations are situated.

Revenues attributed from Properties decreased 6% to $12,334,439 for the year ended December 31, 2015, as compared to $13,160,295 in 2014.  The decrease is attributed to the devaluation of New Zealand dollar against the US dollar from 0.83 in 2014 to 0.70 in 2015.

Management and Service Revenues increased 7% to $11,871,366 in 2015 from $11,128,940 in 2014.  This increase is attributed the conversion of one of our properties from a timeshare operation where we received only property management fees to a full hotel operation operated on a net contract basis.

Other Revenue was $3,400 in 2015 compared to $251,700 in 2014.  Other income for 2014 included a $250,000 consulting fee we received from the conversion of one of our properties from a hotel to a condominium by the property owner who is in the process of selling each unit individually, and the conversion of another property from a timeshare operation to a hotel operation.

The Company reported investment income of $114,503 in 2015 compared to $202,995 in 2014, which represents our share of the income attributable to a minority ownership in a domestic hotel.  The decrease in investment income is due to the lower income reported by the limited liability corporation that owns the hotel in 2015 as compared to 2014.

Costs and Expenses

Total Operating Expenses were $23,580,935 in 2015, a slight increase of less than 1% when compared to $23,526,386 in 2014.

Attributed Property Expenses decreased 5% to $11,302,895 in 2015, as compared to $11,873,580 in 2014.  Attributed Property Expenses include the operating expenses of the properties which are managed under Gross Contracts.  The decrease in expenses is a result of the devaluation of the exchange rate of the New Zealand dollar against the US dollar from .83 in 2014 to .70 in 2015

Payroll and office expense totaled $11,554,657 in 2015, as compared to $10,887,909 in 2014, an increase of 6%. This increase is related to increasing our sales & marketing staffing and annual wage increases given to our employees.

Administrative and general expense totaled $506,114 in 2015, a decrease of 6% as compared to $537,754 for 2014.  The decrease is due to the issuance of stock warrants for 400,000 shares in 2014 which were valued at $49,320 to members of our board of directors.

Depreciation expense of $217,269 in 2015 showed a slight decrease when compared to $227,143 in 2014.   This was due to the Company making only limited capital expenditures during 2015 and the devaluation of the New Zealand dollar against the US dollar from 0.83 in 2014 to 0.70 in 2015.

Interest expense totaled $341,725 for 2015, an increase of 5% as compared to $324,133 in 2014.  This increase is due to the forgiveness of $42,000 of accrued interest due to our CEO by the Company on his $117,316 note payable from the Company in 2014.  Total interest expense includes non-cash imputed interest amounting to $200,040 for each of the years ended December 31, 2015 and 2014, respectively. Effective January 1, 2013, the note payable in New Zealand called for payments of NZ$40,000 per month to be applied to the principal balance plus interest payments to Westpac on the debt that was assumed as part of the purchase price of the Podium.  The agreement does not provide for interest to be paid on the balance of the note and therefore, we have imputed interest on the non-Westpac portion of the note payable so that the combined interest rate paid on the note payable is approximately 4.5%.  The amount of imputed interest we recorded was offset with an increase in additional paid in capital on our balance sheet.

The Company provides for a deferred tax asset on its United States taxable income.  Although the Company also has net operating losses that are available to carryforward from its non-US operations, due to the uncertainty of those tax benefits being used in future years, the Company has set up an allowance for 100% of those foreign tax benefits.  Income tax expense for 2015 totaled $226,388 a 7% decrease when compared to $243,318 in 2014.  The Company’s deferred tax asset balance of $899,448 on December 31, 2015 is derived from its taxable losses in previous years.  This reflects the Company’s estimate of the amount which will offset tax liabilities from expected taxable income in future years.  The Company expects to be profitable again in 2016 and in future years as additional properties and management contracts are added.  We have established a history of profitability, reporting net income for the past five years.  We believe that it is likely that the $509,117 current portion of the deferred tax asset as of December 31, 2015 will be utilized in 2016 and the remainder will be utilized in subsequent years.  Since the majority of these losses occurred in recent years, the useful life of the tax asset extends well into the projected taxable periods.  Further, the nature of the derivation of the tax asset is directly applicable to the nature of the expected tax liability in future periods; as such the ‘quality’ of the tax asset in relation to the expected utilization is high.  (See Note 9 of the Notes to Consolidated Financial Statements.)  The Company’s US based net operating losses available for future use are as follows:

Year	Available Net Operating Loss	Expires
2002	$ 268,697	2022
2007	138,950	2027
2008	669,147	2028

Total Available	$ 1,076,794

Net income for the year ended December 31, 2015, was $174,660, a decrease of 73% when compared to net income of $650,093 for the year ended December 31, 2014.   Net income for 2014 included consulting fee income of $250,000 for the conversion of one of our properties from a hotel to a condominium, and the conversion of another property from a timeshare operation to a hotel operation. Additionally, investment income in 2015 from the hotel in which we have an ownership interest decreased by $88,492 when compared to 2014 as a result of lower income reported by the limited liability corporation that owns the hotel.

EBITDA reflects the Company’s earnings without the effect of depreciation, interest income or expense or taxes.  Castle’s management believes that EBITDA is a good alternative indicator of the Company’s financial performance because it removes the effects of non-cash depreciation and amortization of assets as well as the fluctuations of interest costs based on Castle’s borrowing history, and increases and decreases in tax expense brought about by changes in the provision for future tax effects rather than current income.  A comparison of EBITDA and Net Income for 2015 and 2014 is shown below.  For 2015, EBITDA was $960,042 as compared to $1,444,687 for 2014, a decrease of 34%.   The decrease in EBITDA is attributed to the receipt of $250,000 in consulting fees in 2014, a decrease of $88,492 in investment income and a decrease in EBITDA from our New Zealand operation attributed to the devaluation of the New Zealand dollar against the US dollar from 0.83 in 2014 to 0.70 in 2015.  EBITDA is not a measure that is recognized within generally accepted accounting principles (GAAP).

Comparison of Net Income to EBITDA:

	Twelve months ended Dec 31,
	2015	2014
Net Income	$174,660	$650,093
Add Back:
Income Tax Provision	226,388	243,318
Net Interest Expense	341,725	324,133
Depreciation	217,269	227,143
EBITDA	$960,042	$1,444,687

Liquidity

Our primary sources of liquidity include available cash and cash equivalents, and borrowing under our credit facilities consisting of a $300,000 line of credit for our US operations and a NZ$300,000 line of credit for our New Zealand operations.  These facilities contain representations and warranties, conditions, covenants and events of default that are customary for this type of credit facility but do not contain financial covenants.  We do not believe the limitations contained in the credit facility will, in the foreseeable future, adversely affect our ability to use the credit facility and execute our business plan.  As of December 31, 2015 and March 30, 2016, both of our US line of credit of $300,000 and the NZ$300,000 lines were fully available.

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

In June of 2015 we secured a $200,000 term loan for our US operations.  The funds were used to finance the installation of our new property management and central reservations systems which we are targeting to install and launch by the third quarter of 2016.

Expected uses of cash in fiscal 2016 include funds required to support our operating activities, including continuing to opportunistically and selectively expand the number of properties under our management.  We are also in the installation phase of our new property management system and central reservations system which will allow us to operate more efficiently and will also allow us to better compete in the vacation rental market.  Management is confident that it will be able to generate sufficient operating cashflow to meet these expected uses of cash in fiscal 2016 and beyond.

The trend towards continued improvement in our bottom line is due to the improvement in the tourism industry that we have experienced since the economic downturn that occurred in 2008, together with various cost control initiatives undertaken by the Company since 2008. We experienced Net income of $174,660 in 2015 and Net income in 2014 of $650,093. The Company has reported Net income and positive EBITDA for the last five years.  We anticipate that occupancy levels will show a slight increase in 2016, with average room rates remaining approximately at 2015 levels for the properties currently under management.  In August of 2014, one of our properties converted from a timeshare operation to a full hotel operation, which should result in higher fees to us in 2016 as the market for this property matures.  In July 2015 we secured a contract for a condominium rental pool located in Kona, Hawaii together with a contract to manage the association of apartment owners at the property.  In February 2016, we secured the management contract for a property located in Hilo, Hawaii which will contribute to our revenue growth for 2016 and beyond.  We plan to continue in expanding the number of properties under management, which will increase the overall revenue stream in 2016 as there are several inquiries that we have made for management of additional properties.   The specific impact of these additions on revenue depends on the timing of when and if new properties are added during the year.

More importantly, since the recession of 2008-2009 we implemented a number of operational cost saving and efficiency programs that, improved our profitability and cash flows which resulted in positive EBITDA and Net Income for each of the past five years ended December 31, 2011 through and including December 31, 2015.  We believe that this represents a significant turnaround since the recession years as our EBITDA continued to improve as the tourism industry improved and our cost saving programs went into effect.  We project that the Company will continue to improve the overall profitability, cash flows, and working capital liquidity through 2016. This view is based on the following assumptions:

•

Continued improvement in global macroeconomic trends in consumer spending and especially travel spending by consumers, and the resulting visitation trends to Hawaii and New Zealand.

•

An increase in occupied room nights and the maintenance of average daily rates at the properties we manage as compared to recent years.

•

Continued expansion of the number of properties under management, with emphasis on Hawaii and New Zealand.

•

The emergence of travelers from China, Korea and other Asian countries as airlines add more flights from these destinations.

•

An increase in air capacity to Hawaii and the introduction of direct flights from foreign destinations in 2016 such as from Taiwan, which implemented a VISA waiver program, China, Japan and Oceania.

•

The availability of our lines of credit in both New Zealand and Hawaii.

•

The acquisition of a management contract in February 2016 of a property located in Hilo, Hawaii.

•

The installation of a new property management and reservation system which will allow us to better compete in the vacation rental market.

Based on current revenue forecasts and operating projections we anticipate recording an Operating Profit for the first quarter of 2016, and our current forecasts and projections anticipate that the Company will be profitable in calendar 2016.  Our plans to manage our liquidity position in fiscal 2016 include:

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

Other Borrowings

In June 2015, the Company secured a $200,000 term loan which was used to finance the installation and training for our new property management and central reservations systems.

In October 2015, the Company extended, for another year, its available credit facilities by renewing our line of credit with a local Hawaii bank (which we increased from $200,000 to $300,000 in October 2014).  As of March 30, 2016, the Company has the full $300,000 line of credit available for use.

We have a NZ$300,000 line of credit with a New Zealand bank to finance its general working capital flows in New Zealand. As of December 31, 2015 and 2014, and March 30, 2016 there were no borrowings against this line of credit.

Off-Balance Sheet Arrangements

The Company leases two office spaces that expire on February 28, 2017 and October 31, 2019.  For the years ended December 31, 2015 and 2014, the Company paid $324,395 and $353,921, respectively, in lease expense for these leases. As of December 31, 2015, the future minimum rental commitment under these leases was $932,427.

Year	Amount
2016	$ 314,854
2017	227,375
2018	211,876
2019	178,322
Total	$ 932,427

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

Item 8.  Financial Statements

The Castle Group, Inc. and Subsidiaries

Table of Contents

Report of Independent Registered Public Accounting Firm	Page 14
Consolidated Balance Sheets – December 31, 2015 and 2014	Page 15
Consolidated Statements of Operations and Comprehensive Income - Years Ended December 31, 2015 and 2014	Page 16
Consolidated Statements of Cash Flows – Years Ended December 31, 2015 and 2014	Page 17
Consolidated Statements of Stockholders’ Equity - Years Ended December 31, 2015 and 2014	Page 18
Notes to Consolidated Financial Statements	Pages 19-28

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors

The Castle Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of The Castle Group, Inc. and Subsidiaries (the Company) as of December 31, 2015 and 2014 and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Castle Group, Inc. and Subsidiaries at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Mantyla McReynolds, LLC

Mantyla McReynolds, LLC

Salt Lake City, Utah

March 30, 2016

THE CASTLE GROUP INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2015 & 2014

ASSETS
	DEC 31, 2015	DEC 31, 2014
Current Assets
Cash and cash equivalents	$ 2,370,557	$ 1,753,780
Accounts receivable, net of allowance for bad debts	2,037,058	2,365,071
Deferred tax asset	509,117	474,092
Note receivable, current portion	15,000	15,000
Prepaids and other current assets	384,170	443,011
Total Current Assets	5,315,902	5,050,954
Property plant & equipment, net	6,032,375	6,701,806
Deposits and other assets	146,271	186,246
Note receivable	178,536	185,018
Investment in limited liability company	562,367	564,064
Deferred tax asset	390,331	651,744
Goodwill	54,726	54,726

TOTAL ASSETS	$ 12,680,508	$ 13,394,558

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 2,694,688	$ 2,541,770
Deposits payable	816,264	862,527
Current portion of long term debt	364,870	374,736
Current portion of long term debt to related parties	34,325	45,072
Accrued salaries and wages	1,521,489	1,579,974
Accrued taxes	52,507	61,482
Other current liabilities	3,232	2,714
Total Current Liabilities	5,487,375	5,468,275
Non Current Liabilities
Long term debt, net of current portion	5,509,766	6,621,571
Long term debt to related parties, net of current portion	37,919	72,244
Total Non-Current Liabilities	5,547,685	6,693,815
Total Liabilities	11,035,060	12,162,090
Stockholders' Equity
Preferred stock, $100 par value, 50,000 shares authorized, 11,050	1,105,000	1,105,000
shares issued and outstanding in 2015 and 2014, respectively
Common stock, $.02 par value, 20,000,000 shares authorized, 10,056,392 and	201,129	200,929
10,046,392 shares issued and outstanding in 2015 and 2014, respectively
Additional paid-in capital	5,093,614	4,877,774
Retained deficit	(4,803,759)	(4,978,419)
Accumulated other comprehensive income	49,464	27,184
Total Stockholders' Equity	1,645,448	1,232,468

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 12,680,508	$ 13,394,558

The accompanying notes are an integral part of these consolidated financial statements

THE CASTLE GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2015 & 2014

	2015	2014
Revenues
Revenue attributed from properties	$ 12,334,439	$ 13,160,295
Management & service	11,871,366	11,128,940
Other revenue	3,400	251,700
Total Revenues	24,209,205	24,540,935

Operating Expenses
Attributed property expenses	11,302,895	11,873,580
Payroll and office expenses	11,554,657	10,887,909
Administrative and general	506,114	537,754
Depreciation	217,269	227,143
Total Operating Expense	23,580,935	23,526,386
Operating Income	628,270	1,014,549
Investment income	114,503	202,995
Interest expense	(341,725)	(324,133)
Income before taxes	401,048	893,411
Income tax provision	(226,388)	(243,318)
Net Income	174,660	650,093
Change in unpaid cumulative dividends on convertible preferred stock	(82,875)	(82,875)
Net Income Applicable to Common Stockholders	$ 91,785	$ 567,218

Earnings Per Common Share
Basic	$ 0.01	$ 0.06
Diluted	$ 0.01	$ 0.05
Weighted Average Shares
Basic	10,053,296	10,029,406
Diluted	10,421,629	10,397,739

Net Income	$ 174,660	$ 650,093
Other Comprehensive Income
Foreign currency translation adjustment	22,280	(3,901)
Total Comprehensive Income	$ 196,940	$ 646,192

The accompanying notes are an integral part of these consolidated financial statements

THE CASTLE GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2015 & 2014

	2015	2014
Cash Flows from Operating Activities
Net income	$ 174,660	$ 650,093
Adjustments to reconcile from net income to net cash from
operating activities:
Depreciation	217,269	227,143
Stock issued as compensation	2,000	4,800
Warrants granted as compensation	-	49,320
Non cash interest expense	200,040	200,040
Investment income	(114,503)	(202,995)
Deferred taxes	226,388	243,318
(Increase) decrease in
Accounts receivable	225,851	85,654
Other current assets	36,025	(120,466)
Notes receivable	6,482	10,348
Deposits and other assets	20,480	24,284
Increase (decrease) in
Accounts payable and accrued expenses	290,515	(273,474)
Deposits payable	(36,647)	262,309
Net Change From Operating Activities	1,248,560	1,160,374

Cash Flows from Investing Activities
Distributions from investments	116,200	102,900
Purchase of assets	(369,890)	(69,364)
Net Change from Investing Activities	(253,690)	33,536

Cash Flows from Financing Activities
Proceeds from notes	200,000	-
Payments on notes to related parties	(31,072)	-
Payments on notes	(468,784)	(548,448)
Net Change from Financing Activities	(299,856)	(548,448)

Effect of foreign currency exchange rate on changes in cash and cash equivalents	(78,237)	(28,897)

Net Change in Cash and Cash Equivalents	616,777	616,565
Beginning Balance	1,753,780	1,137,215
Ending Balance	$ 2,370,557	$ 1,753,780

Supplementary Information
Cash Paid for Interest	$ (141,685)	$ (190,059)
Noncash forgiveness of related party debt	$ 14,000	$ -
Cash Paid for Income Taxes	$ -	$ -

The accompanying notes are an integral part of these consolidated financial statements

THE CASTLE GROUP INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2015 & 2014

							Accumulated
	Preferred		Common		Additional		Other
	Stock		Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance 12/31/13	11,050	1,105,000	10,026,392	200,529	4,624,014	(5,628,512)	31,085	332,116

Net Income 12/31/14						650,093		650,093

Stock Issued as Compensation			20,000	400	4,400			4,800
Foreign Currency Translation Adjustment							(3,901)	(3,901)
Warrants Granted as Compensation					49,320			49,320

Non Cash Imputed Interest Expense					200,040			200,040

Balance 12/31/14	11,050	1,105,000	10,046,392	200,929	4,877,774	(4,978,419)	27,184	1,232,468

Net Income 12/31/15						174,660		174,660

Stock Issued as Compensation			10,000	200	1,800			2,000

Forgiveness of debt from related party					14,000			14,000

Foreign Currency Translation Adjustment							22,280	22,280

Non Cash Imputed Interest Expense					200,040			200,040

Balance 12/31/15	11,050	$ 1,105,000	10,056,392	$201,129	$ 5,093,614	$ (4,803,759)	$ 49,464	$ 1,645,448

The accompanying notes are an integral part of these consolidated financial statements 18

The Castle Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Summary of Significant Accounting Policies

Organization

The Castle Group, Inc. was incorporated under the laws of the State of Utah on August 21, 1981.  The Castle Group, Inc. operates in the hotel and resort management industry in the State of Hawaii, New Zealand, and the Commonwealth of Saipan under the trade name “Castle Resorts and Hotels.”  The accounting and reporting policies of The Castle Group, Inc. conform with accounting principles generally accepted in the United States of America (“GAAP”) and with practices within the hotel and resort management industry.

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

Use of Management Estimates in Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Accounts Receivable

The Company records an account receivable for revenue earned but not yet collected.  The Company estimates allowances for doubtful accounts based on the aged receivable balances and historical losses.  If the Company determines any account to be uncollectible based on significant delinquency or other factors, it is immediately written off.  An allowance for bad debts has been provided based on estimated losses amounting to $178,376 and $190,579 as of December 31, 2015 and 2014, respectively.

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

At December 31, 2015 and 2014, property, plant, and equipment consisted of the following:

	2015	2014
Real estate - Podium	$ 7,095,179	$ 8,093,522
Land and improvements	248,000	-
Equipment and furnishings	1,569,805	1,644,081
Less accumulated depreciation	(2,880,609)	(3,035,797)
Net property, furniture and equipment	$ 6,032,375	$ 6,701,806

Depreciation is computed using the declining balance and straight-line methods over the estimated useful life of the assets (Equipment and furnishings 5 to 7 years, Podium 50 years, and Improvements 30 years).  Land is not depreciated.  For the years ended December 31, 2015 and 2014, depreciation expense was $217,269 and $227,143, respectively.

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

The Company has the option to perform a qualitative assessment of goodwill prior to completing the two-step process described above to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill and other intangible assets. If the Company concludes that this is the case, it must perform the two-step process. Otherwise, the Company will forego the two-step process and does not need to perform any further testing. During 2015, the Company performed qualitative assessments on the entire consolidated goodwill balance.

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

The Company has two basic types of agreements.  Under a “Gross Contract” the Company records revenue which is based on a percentage of the gross rental proceeds received from the rental of hotel or condominium units.   Under a Gross Contract the Company pays a portion of the gross rental proceeds to the owner of the rental unit.  The Company only records the difference between the gross rental proceeds and the amount paid to the owner of the rental unit as “Revenue Attributed from Properties.”  Under the Gross Contract, the Company is responsible for all of the operating expenses for the hotel or condominium unit.  Under a “Net Contract”, the Company receives a management fee that is based on a percentage of the gross rental proceeds received from the rental of hotel or condominium units.  Under the Net Contract, the owner of the hotel or condominium unit is responsible for all of the operating expenses of the rental program covering the owner’s unit and the Company also typically receives an incentive management fee, which is based on the net operating profit of the covered property. Additionally, under a Net Contract, in most cases we employ on-site personnel to provide services such as housekeeping, maintenance and administration to property owners under the Company’s management agreements and for such services the Company recognizes revenue in an amount equal to the expenses incurred.  Revenues received under the Net Contract are recorded as Management and Service Income.  Under both types of agreements, revenues are recognized after services have been rendered. A liability is recognized for any deposits received for which services have not yet been rendered.

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

Advertising, Sales and Marketing Expenses

The Company incurs sales and marketing expenses (mostly consisting of employee wages) in conjunction with the production of promotional materials, trade shows, and related travel costs.  The Company expenses advertising and marketing costs as incurred or as the advertising takes place.  For the years ended December 31, 2015 and 2014, total advertising expense was $1,083,883 and $1,050,200 respectively.

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

In November of 2014, the Company issued 20,000 shares of common stock to an employee as compensation.   The shares were unregistered shares and therefore are restricted shares.  The Company valued the shares at $.24 per share and recorded compensation expense of $4,800.

In May of 2015, the Company issued 10,000 shares of common stock to an employee as compensation.   The shares were unregistered shares and therefore are restricted shares.  The Company valued the shares at $0.20 per share and recorded compensation expense of $2,000.

Income Taxes

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities.  The Company has recorded tax benefits for the Company’s US based operations as these benefits have been used in the past, and are likely to be used in the future.  The Company does not recognize any tax benefits from its net operating losses from the Company’s foreign operations, as it is not certain that these tax benefits will be realized in the future.  The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement.  Unrecognized tax benefits are tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards.  The Company’s policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense.  For the years ended December 31, 2015 and 2014, the Company did not recognize any interest or penalties in its Statement of Operations, nor did it have any interest or penalties accrued in its Balance Sheet at December 31, 2015 and 2014, relating to unrecognized benefits.

Basic and Diluted Earnings per Share

Basic earnings per share of common stock were computed by dividing income available to common stockholders by the weighted average number of common shares outstanding.  Diluted earnings per share were computed using the treasury stock method for vested warrants and the if-converted method for redeemable preferred stock. The calculation of diluted earnings per share for 2015 and 2014 includes 368,333 shares which would be issued upon conversion of the outstanding $100 par value redeemable preferred stock of the Company. During the years ended December 31, 2015 and 2014, the Company had warrants for shares totaling 400,000 outstanding at each year end, respectively, that were excluded from the computations of diluted net income per share because the exercise prices were greater than the market prices during the reporting periods.

Concentration of Credit Risks

The Company maintains its cash with several financial institutions in Hawaii and New Zealand.  Balances maintained with these institutions are occasionally in excess of federally insured limits.  As of December 31, 2015 and 2014, the Company had balances of $1,261,312 and $620,693, respectively, in excess of US federally insured limits of $250,000 per financial institution.

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

Long-Lived Assets

The Company regularly evaluates whether events or circumstances have occurred that indicate the carrying value of long-lived assets may not be recoverable.  When factors indicate the asset may not be recoverable, The Company compares the related undiscounted future net cash flows to the carrying value of the asset to determine if impairment exists.  If the expected future net cash flows are less than the carrying value, an impairment charge is recognized based on the fair value of the asset.  No impairments were indicated or recorded during the years ended December 31, 2015 and 2014.

Guarantees

The Company records a liability for the fair value of a guarantee on the date a guarantee is issued or modified.  The offsetting entry depends on the circumstances in which the guarantee was issued.  Funding under the guarantee reduces the recorded liability.  When no funding is forecasted, the liability is amortized into income on a straight-line basis over the remaining term of the guarantee. During the years ended December 31, 2015 and 2014, there was no amortization recorded.

Investment in Limited Liability Company

On July 23, 2010, the Company acquired a 7.0% common series interest in the ownership of a hotel located in Hawaii.  As of December 31, 2015 and 2014, the ownership interest was 7.0% and 5.9% (resulting from dilution) respectively.  The investment is accounted for as an equity method investment and during the years ended December 31, 2015 and 2014, the Company recognized $114,503 and $202,995, respectively, in other income resulting from the portion of net income attributable to the common series ownership interest.

Foreign Currency Translation and Transaction Gains/Losses

The US dollar is the functional currency of the Company’s consolidated entities operating in the United States.  The functional currency for the Company’s consolidated entities operating outside of the United States is generally the currency of the country in which the entity primarily generates and expends cash.  For consolidated entities whose functional currency is not the U.S. dollar, The Company translates its financial statements into U.S. dollars.  Assets and liabilities are translated at the exchange rate in effect as of the financial statement date, and the line items of the results of operations are translated using the weighted average exchange rate for the year. Translation adjustments resulting from these translations are included as a separate component of stockholders’ equity.  Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations.

New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) that are adopted by the Company as of the specified effective date.  If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s financial statements upon adoption.

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

The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).  The Company is currently evaluating the impact of its pending adoption of ASU 2014-09 on the Company’s consolidated financial statements and has not yet determined the method by which it will adopt the standard in 2018.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern. ASU 2014-15 requires management to assess an entity's ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, ASU 2014-15 provides a definition of the term substantial doubt and requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). It also requires certain disclosures when substantial doubt is alleviated as a result of consideration of management's plans and requires an express statement and other disclosures when substantial doubt is not alleviated. ASU No. 2014-15 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, early application is permitted. The Company is currently evaluating the accounting implication and does not believe the adoption of ASU 2014-15 will have material impact on the consolidated financial statements, although there may be additional disclosures upon adoption.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, that requires companies to classify all deferred tax assets and liabilities, along with any valuation allowance, as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. The guidance does not change the existing requirement that only permits offsetting within a jurisdiction. The ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the potential impact this new standard may have on its financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases, to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Under the new guidance, a lessee will be required to recognize assets and liabilities for capital and operating leases with lease terms of more than 12 months. Additionally, this ASU will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases, including qualitative and quantitative requirements. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the potential impact this new standard may have on its financial statements.

2.   Related Party Transactions

Hanalei Bay International Investors (“HBII”)

As disclosed in Note 3, the Company has a receivable of $989,325 from Hanalei Bay International Investors (“HBII”). The Chairman and CEO of the Company is the sole shareholder of HBII Management, Inc., the managing General Partner of HBII.  As security against this note receivable, the Company was assigned HBII’s right to receive proceeds directly from an unrelated real estate company.  In that the collection of this receivable is subject to uncertainty and risks over which the Company has no control, there can be no assurance that the Company will be able to fully collect this receivable within the next ten years, if at all.  In light of such uncertainties, as required by GAAP the Company has established a reserve for uncollectible amounts equal to the entire amount of the receivable.  During 2015, the Company recovered $115,676 through the collection of the assignment.  See Note 4 regarding the assignment of this receivable.

Investment in LLC

In July 2010, the Company acquired a 7% interest in a limited liability company that purchased one of the properties managed by the Company.  After the purchase, the chief financial officer of Castle Resorts & Hotels, Inc. was appointed treasurer of a subsidiary of the limited liability company that owns the property (see Note 1).

Related Party Loans

As disclosed in Note 6, during 2002, the Company’s Chairman and CEO advanced $117,316 to the Company for general working capital. The note bears interest at 10% and was due on or before January 1, 2016.  In 2014, the CEO forgave accrued interest of $42,000 due on the note payable and the Company paid the balance of $35,698 in accrued interest during 2014.  In January of 2015, the Company’s Chairman and CEO agreed to forgive $14,000 of the principal balance provided that the Company make principal and interest payments which will amortize the remaining balance of the loan at the specified interest rate over three years, through December 31, 2017.  During 2015, the Company made payments against the note of $31,072 and also made payments of $8,933 in interest earned on the note.

In 2014, the Company reversed $30,269 of interest accrued in prior periods that was due to its Chairman and CEO as a result of the $42,000 forgiveness of accrued interest and made payments of $35,698 which brought the balance of accrued interest due as of December 31, 2014 down to zero.  As of December 31, 2015, the Company had a note payable to its Chairman and CEO for $72,244.

3.   Notes Receivable

Notes receivable at December 31 consisted of the following:	2015	2014

Note receivable from HBII, which is secured through

an assignment of HBII’s right to receive proceeds through its financial interest in an unrelated real estate development

company (see Notes 2 and 4).

	$ 989,325	$ 1,105,001

Less Reserve for Uncollectible Notes	(989,325)	(1,105,001)

Note receivable from Oceanfront Realty, interest rate of 2%. Note is payment for the sale of one of the Company’s management contracts. Payments are payable based on 30% of the net profits originating from the contract.	193,536	200,018

Notes Receivable, Total	193,536	200,018
Less Current Portion	(15,000)	(15,000)

Notes Receivable, Non-current	$ 178,536	$ 185,018

4.   Commitments and Contingencies

Leases

The Company leases two office spaces that expire on February 28, 2017 and October 31, 2019.  For the years ended December 31, 2015 and 2014, the Company paid $324,395 and $353,921, respectively, in lease expense for these leases. As of December 31, 2015, the future minimum rental commitment under these leases was $932,427.

Year	Amount
2016	$ 314,854
2017	227,375
2018	211,876
2019	178,322
Total	$ 932,427

Guarantee

In 2004, as part of the Company’s purchase of real estate in New Zealand, an assignment of $1,105,001 of the total note receivable from HBII was made to the seller of the real estate, with the Company remaining as guarantor should the note receivable not be collected before March 31, 2019 (see Note 2).   In 2014, the Company amended the loan agreement whereby the assignment of the HBII note receivable was rescinded while the Company remained as guarantor on the total amount due to the seller of the real estate.  As a result of the amendment, the Company has reclassified in 2014 the amounts previously recorded as “Other long term obligations” to “Long term debt, net of current portion.”

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

In addition, the Company has sales, marketing and reservations agreements with other hotels and resorts expiring at various dates through December 2022.  Several of these agreements contain automatic extensions for periods of one month to five years.  Fees received are based on revenues, net available cash flows or commissions as defined in the respective agreements.

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

5. Employee Benefits

The Company has a 401(k) Profit Sharing Plan (the “Plan”) available for its employees.  Any employee with one-year of continuous service and 1,000 credited hours of service, who is at least twenty-one years old, is eligible to participate.  For the years ended December 31, 2015 and 2014, the Company made no profit contributions.

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

6. Long Term Debt

Long term debt at December 31 consisted of the following:	2015	2014

Note dated 12/31/02 from the Company’s CEO, with interest at 10%, due on or before 12/31/17 with monthly payments of $3,334 commencing January 2015, unsecured.	$ 72,244	$ 117,.316

Note dated 12/31/04, payable in New Zealand dollars, with an original face value of $8.6 million and secured by real estate in

New Zealand and a general security agreement over the assets

of the Company.   The note calls for payments of NZ $40,000

(US $27,376 at 12/31/15) per month.  The note also calls for monthly interest payments to a New Zealand bank for a loan in favor of Mocles at the bank’s prime rate plus 2% which as of December 31, 2015 was

6.2%.  The maturity date is March 31, 2019.  The agreement does not provide for interest to be paid on the non-Mocles portion of the note payable so the Company has imputed interest of $200,040 for the years ended December 31, 2014 and 2015 so that the combined interest rate paid on the note payable is approximately 4.5%.

	5,692,373	6,996,307

Revolving line of credit with a bank for up to $300,000. The line is secured by a general security interest in the Company’s assets. Draws against the line will bear interest at the bank’s base lending rate plus 2%, which as of December 31, 2015 was 6.375%. The line has a termination date of October 31, 2016.	-	-

Term loan with a local bank dated June 19, 2015 with an original Face value of $200,000 secured by a general security interest in the Company’s assets. The note calls for sixty monthly payments of $3,855 to be applied to principal and interest at a fixed rate of 5.875%. The maturity date is, June 19, 2020.	182,263	-

Revolving line of credit with a bank for up to NZ $300,000 (US$205,320). The line is secured by a general security interest in the Company’s assets in New Zealand. Draws against the line will bear interest at the bank’s base lending rate plus 2%. The line is cancellable at any time by the bank.	-	-

Subtotal	$ 5,946,880	$ 7,113,623
Less Current Portion	399,195	419,808

Notes Payable, Non-current	$ 5,547,685	$ 6,693,815

The five year payout schedule for long term debt is as follows:

Year	Amount
2016	$ 399,195
2017	405,045
2018	369,490
2019	4,750,323
2020	22,827
Total	$ 5,946,880

7.  Redeemable Preferred Stock

In 1999 and 2000, the Company issued a total of 11,050 shares of $100 par value redeemable preferred stock to certain officers and directors.  Dividends are cumulative from the date of original issue and are payable semi-annually, when, and if declared by the board of directors beginning July 15, 1999, at a rate of $7.50 per annum per share.   At December 31, 2015, undeclared and unpaid dividends on these shares were $1,347,483 or $121.94 per preferred share.  These dividends are not accrued as a liability, as no declaration has occurred. The shares are nonvoting, and are convertible into the Company’s common stock at an exercise price of $3.00 per share.  As of January 15, 2001, the redeemable preferred stock is redeemable at the option of the Company at a redemption price of $100 per share plus accrued and unpaid dividends.

8.  Common Stock

During 2015, the Company issued 10,000 shares of unregistered stock to an employee of the Company as a compensation bonus.  The shares were not registered with the Securities and Exchange Commission and are therefore restricted shares.  The shares were valued at a price of $0.20 per share.  The Company recorded compensation expense of $2,000, an increase in common stock of $200 and an increase in additional paid in capital of $1,800.

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

Common Stock Options and Warrants

The Company does not have Stock Based Incentive, Stock Purchase or Stock Option or Warrant Plans.  No options or warrants were outstanding prior to January 1, 2008.

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

During 2010, the Company issued 80,000 of its common stock to non-employee directors of the Company.  The shares were valued at $0.25 per share which equaled the closing price of the common stock on the date of issuance and the entire valuation was recorded as compensation expense on that date.  In addition to the shares, the non-employee directors also received, for every share issued, a warrant to purchase an additional share of the Company’s common stock at a price of $1.00.   No warrants were exercised and the warrants expired in 2015.

Changes in warrants for the year ended December 31, 2015 were as follows:

	Number Of Shares	Weighted Average Exercise Price	Remaining Contractual Term (in Years)	Intrinsic Value
Outstanding and exercisable at December 31, 2013	80,000	$ 1.00	.58	$ -
Granted	-	-	-	-
Exercised	-	-	-	-
Granted	400,000	1.00	4.42	-
Outstanding and exercisable at December 31, 2014	480,000	$ 1.00	3.78	-
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	(80,000)	1.00	-	-
Outstanding and exercisable at December 31, 2015	400,000	$ 1.00	3.42	$ -

The following table summarizes information about compensatory warrants outstanding at December 31, 2015:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.00	400,000	3.42	$ 1.00	400,000	$ 1.00

9.    Income Taxes

The provision for income taxes consists of the following:

	2015	2014
Current	$ -	$ -
Deferred
Federal	200,994	216,025
State	25,394	27,293
Foreign	-	-
Total Provision (Benefit)	$ 226,388	$ 243,318

The components of the Company’s deferred tax assets and liabilities are as follows:

	2015	2014
Deferred Tax Assets
Current
Accounts Receivable	$ 66,550	$ 70,633
Accrued Vacation	149,035	201,659
Net Operating Loss	411,594	350,000
Less: Current Portion of Valuation Allowance	(118,062)	(148,200)
Total Current, Net	509,117	474,092
Non-Current
Note Receivable	298,072	364,832
Net Operating Loss Carryforwards	188,002	490,647
Less: Valuation Allowance	(95,743)	(203,735)
Total Non-Current, Net	390,331	651,744
Total Deferred Tax Asset, Net	$ 899,448	$ 1,125,836

As of December 31, 2015, the Company had net operating loss carry forwards amounting to $1,076,794 for domestic jurisdictions which expire on various dates through 2028 and $915,652 for foreign jurisdictions that do not expire. The Company expects to utilize $509,117 of the domestic net operating losses and other current deferred tax assets for the year ended December 31, 2016, and has therefore classified this portion of the deferred tax asset associated with the loss carryforward as a current asset on the Company’s consolidated balance sheet. The Company has reported a full valuation allowance on deferred tax assets in foreign jurisdictions, which changed from $351,935 to $213,805 during the year ended December 31, 2015 resulting in a decrease of $138,130.

The Company’s US based net operating losses available for future use are as follows:

Year	Available Net Operating Loss	Expires
2002	$ 268,697	2022
2007	138,950	2027
2008	669,147	2028

Total Available	$ 1,076,794

Income tax expense differs from amounts computed by applying the statutory Federal rate to pretax income as follows:

	2015	2014
Expected US income tax on consolidated income before tax effects of:	$ 122,510	$ 303,760

State income tax on consolidated income before tax, net federal benefit	15,220	27,293
Change in valuation allowance	(138,130)	(193,246)
Non-deductible expenses	151,461	130,380
Earnings in foreign jurisdictions taxes at rates different from the statutory U.S. federal rate	1,629	2,612
Tax-exempt income	(15,566)	-
Currency valuation adjustment	52,691	-
Other, net	36,573	(27,481)
Effective Tax Provision	$ 226,388	$ 243,318

The Company has evaluated its uncertain tax positions and determined that any required adjustments would not have a material impact on the Company's balance sheets, statements of operations, or statements of cash flows.

A reconciliation of the unrecognized tax benefits for the years ending December 31, 2015 and 2014 is presented in the table below:

	2015	2014
Beginning Balance	$ -	$ -
Additions based on tax positions related to the current year	-	-
Reductions for tax positions of prior years	-	-
Reductions due to expiration of statute of limitations	-	-
Settlements with taxing authorities	-	-
Ending Balance	$ -	$ -

The tax years 2012 through 2015 remain open to examination for federal income tax purposes and by other major taxing jurisdictions to which the Company is subject.

10. Foreign Operations and Business Segments

The Company has one business segment consisting of resort and hotel management services.  The consolidated financial statements include the following related to international operations (which are predominately in New Zealand): Revenues of $3,018,458 in 2015 and $3,971,106 in 2014; net income of $40,723 in 2015 and $265,306 in 2014; and net fixed assets of $5,761,376 in 2015 and $6,682,316 in 2014.

11. Subsequent Events

In February of 2016, the Company signed a management contract for a 140 room hotel located in Hawaii under a Net Contract agreement.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management conducted an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer (who is also the acting Chief Financial Officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2015.  Our Chief Executive Officer has concluded that all disclosure controls and procedures were effective as of December 31, 2015, in providing reasonable assurance that information required to be disclosed by us in the reports we file under the Exchange Act are recorded, processed, summarized, and reported as specified in the Securities and Exchange Commission’s rules, regulations, and forms.

The design and evaluation of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Management has determined that any identified deficiencies, in the aggregate, do not constitute material weaknesses in the design and operation of our internal controls in effect prior to December 31, 2015.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during its fourth fiscal quarter of 2015 that have materially affected, or are reasonably likely to materially affect its internal control over financial reporting.

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

Management’s assessment of the effectiveness of our internal controls is based principally on our financial reporting as of December 31, 2015.  In making our assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013).  Our management, with the participation of our Chief Executive Officer (who is also the Acting Chief Financial Officer), has evaluated the effectiveness of our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, as of December 31, 2015. Those rules define internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”) and includes those policies and procedures that:

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

Based on our assessment and those criteria, management believes that, as of December 31, 2015, the Company’s internal control over financial reporting is effective.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm due to rules established by the Securities and Exchange Commission for Smaller Reporting Companies.  Our auditors have not advised us of any material weaknesses in our internal controls in connection with auditing our consolidated financial statements for the year ended December 31, 2015.

Item 9B. Other Information

None reported

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following table sets forth certain information concerning the directors and executive officers of Castle as of December 31, 2015. Except as otherwise stated below, the directors will serve until the next annual meeting of stockholders or until their successors are elected or appointed, and the executive officers will serve until their successors are appointed by the Board of Directors.

Name	Age	Position	Position Held Since
Rick Wall	72	Chief Executive Officer, acting Chief Financial Officer, Director and Chairman of the Board	1993
Alan R. Mattson	59	Chief Operating Officer and Director	2007
Motoko Takahashi	71	Director	1993
John Brogan	83	Director	2007
Rick Humphreys	72	Director	2005
Jerry Ruthruff	68	Director	2013
Stanley Mukai	83	Director	2004
Tony Vericella	63	Director	2004

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

Motoko Takahashi - Ms. Takahashi was appointed director in March of 1993. Ms. Takahashi had previously served as director for various Japanese investment companies in the United States.  She also holds the position as Vice President of N.K.C. Hawaii, Inc.  Ms. Takahashi was born in Tokyo, Japan where she completed her education and has resided in the United States for more than thirty years.

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

Jerry Ruthruff - Mr. Ruthruff re-joined the board of directors of Castle in 2013 and was also named secretary of the Company.  He is a graduate of the University of Washington and earned his law degree from Harvard Law School in 1972.  Mr. Ruthruff has been in private practice since 1972 focusing on commercial matters and is a former trustee of the State of Hawaii Employees Retirement System.

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

Audit Committee

The Board of Directors has appointed Richard Humphreys as the sole member of the Audit Committee.  Mr. Humphreys is independent as that term is used in Item 7(d) (3) (iv) of Schedule 14A under the Exchange Act.

Item 11. Executive Compensation

Executive Compensation

The following table shows for the fiscal years ended December 31, 2015 and 2014 the aggregate annual remuneration of the highly paid persons who are executive officers of Castle:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Warrant Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation	All Other Compensation	Total Earnings
Rick Wall CEO & Director	12/31/15 12/31/14	$240,000 240,000	$ - -	$ - -	$ - 6,165	$ - -	$ - -	$ - -	$ 240,000 246,165
Alan Mattson COO & Director	12/31/15 12/31/14	196,960 186,960	- -	- -	- 6,165	- -	- -	- -	196,960 193,125

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

DIRECTOR COMPENSATION

In May 2014, the Company issued warrants to purchase 50,000 shares of the Company’s common stock at a price of $1.00 per share, exercisable on or before May 28, 2019 to each of its eight members of the board of directors.  Using the Black-Scholes model, the warrants were valued at $0.1233 for each warrant and the Company recorded an expense of $49,320, or $6,165 for each director, and an increase of the same amount to Additional Paid in Capital.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table sets forth the number of shares of Castle’s common stock beneficially owned as of March 30, 2016 by:  (i) each of the two highest paid persons who were officers and directors of Castle, (ii) all officers and directors of Castle as a Group, and (iii) each shareholder who owned more than 5% of Castle’s common stock, including those shares subject to outstanding options, warrants and other convertible items.  Amounts also reflect shares held both directly and indirectly by the persons named.

Name and Address	Beneficially Owned (1)	Shares % of Class (2)
Rick Wall 3 Waterfront Plaza, Suite 555 500 Ala Moana Boulevard Honolulu, HI 96813	2,798,774	25.9%
Motoko Takahashi 3 Waterfront Plaza, Suite 555 500 Ala Moana Boulevard Honolulu, HI 96813	1,198,900	11.1%
Jerry Ruthruff 14 Lummi Key Bellevue, WA 98006	393,334	3.6%
Stanley Mukai 500 Ala Moana Blvd 4th Floor Honolulu, HI 96813	260,334	2.4%
Alan R. Mattson 3 Waterfront Plaza, Suite 555 500 Ala Moana Boulevard Honolulu, HI 96813	162,000	1.5%
John Brogan 797 Moanila St. Honolulu, HI 96821	103,334	1.0%
Tony Vericella 1909 Ala Wai Blvd #1603 Honolulu, HI 96815	86,667	0.8%
Richard Humphreys 970 N. Kalaheo Ave Kailua, HI 96734	70,000	0.6%
Directors and officers as a group (8 persons)	5,073,343	46.9%

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

(2)

Determined on the basis of 10,824,725 shares outstanding, which includes 368,333 shares exercisable by preferred stockholders and 400,000 shares exercisable under outstanding stock warrants.

Changes in Control

There are no current or planned transactions that would or are expected to result in a change of control of Castle.

Securities Authorized for Issuance under Equity Compensation Plans

There are no current of planned issuances of securities under any equity compensation plan.

Options, Warrants and Rights

In May 2014, the Company granted warrants to purchase 50,000 shares of the Company’s common stock at a price of $1.00 per share, exercisable on or before May 28, 2019 to each of its eight members of the board of directors.  Using the Black-Scholes model, the warrants were valued at $0.1233 for each warrant and the Company recorded an expense of $49,320 and an increase of the same amount to Additional Paid in Capital.  No warrants were exercised as of December 31, 2015 or March 30, 2016.

In August of 2010, the Company issued 80,000 shares of its common stock and 80,000 warrants to purchase one share of the Company’s common stock at a price of $1.00.  The stock and warrants were issued in blocks of 10,000 to each of the eight non-employee directors of the Company.  As of August 3, 2015, none of these warrants were exercised and the warrants expired.

In 1999 and 2000, Castle issued 11,105 shares of Castle’s $100 par value redeemable Preferred Stock through a private placement for a gross consideration of $1,105,000.  The stock bears cumulative dividends at the rate of $7.50 per annum for each share of stock.  Upon certain tender offers to acquire substantially all of Castle’s common stock, the holders of the Redeemable Preferred Stock may require that the shares be redeemed at a redemption price of $100 per share plus accrued and unpaid dividends.  The shares are nonvoting and entitle the holder to convert each share of Preferred Stock into 33.33 shares of Castle’s common stock.  Dividends are cumulative from the date of original issue and are payable, semi-annually, when, and if, declared by the board of directors.  At December 31, 2015, undeclared and unpaid dividends on these shares were $1,347,483 or $121.94 per preferred share.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

In August of 2010, the Company issued 80,000 shares of its common stock and 80,000 warrants to purchase one share of the Company’s common stock at a price of $1.00.  The stock and warrants were issued in blocks of 10,000 to each of the eight non-employee directors of the Company.  As of August 3, 2015, none of these warrants were exercised and the warrants expired.

In May 2014, the Company granted warrants to purchase 50,000 shares of the Company’s common stock at a price of $1.00 per share, exercisable on or before May 28, 2019 to each of its eight members of the board of directors.  Using the Black-Scholes model, the warrants were valued at $0.1233 for each warrant and the Company recorded an expense of $49,320 and an increase of the same amount to Additional Paid in Capital.  No warrants were exercised as of December 31, 2014 or March 30, 2016.

Hanalei Bay International Investors (“HBII”)

In 2004, as part of the Company’s purchase of real estate in New Zealand, an assignment of $1,105,001 of the total note receivable from HBII was made to the seller of the real estate, with the Company remaining as guarantor should the note receivable not be collected before March 31, 2019 (see Note 2).   In 2014, the Company amended the loan agreement whereby the assignment of the HBII note receivable was rescinded while the Company remained as guarantor on the total amount due to the seller of the real estate.  As a result of the amendment, the Company has reclassified in 2014 the amounts previously recorded as “Other long term obligations” to “Long term debt, net of current portion.”  During 2015, the Company collected $115,676 of the assignment.

In 2014, the Company extended the due date on the New Zealand real estate loan to March 31, 2019.  Further, the extension provides that an additional extension to March 31, 2024 is available if the Company remains current with its obligations in connection with the purchase of the New Zealand real estate.

Related Party Loans

In 2002, the Company’s Chairman and CEO advanced $117,316 to the Company for general working capital. The note bears interest at 10% and was due on or before January 1, 2016.  In 2014, the CEO forgave accrued interest of $42,000 due on the note payable and the Company paid the balance of $35,698 in accrued interest during 2014.  At December 31, 2014, the balance of the note was $117,316.  In January of 2015, the Company’s Chairman and CEO agreed to forgive $14,000 of the principal balance provided that the Company make principal and interest payments which will amortize the remaining balance of the loan at the specified interest rate over three years, through December 31, 2017.  During 2015, the Company made payments against the note of $31,072 and also made payments of $8,933 in interest accrued on the note.

As of December 31, 2015, the Company had accrued but not paid the Chairman and CEO $3,907 related to expenses incurred on behalf of the Company, and $72,244 for unpaid balance of the note payable.

At December 31, 2015, except for the transaction with HBII, the issuance of stock and warrants described above, the financing guarantee arrangement, the related party loans, the accrued reimbursable expenses, and the employment agreements with Rick Wall, Alan Mattson and Michael Nitta, there were no transactions, proposed transactions or outstanding transactions to which Castle or any of its subsidiaries was or is to be a party, in which the amount involved exceeds $50,000 and in which any director or executive officer, or any shareholder who is known to Castle to own of record or beneficially more than 10% of Castle’s common stock, or any member of the immediate family of any of the foregoing persons, had a direct or indirect material interest.

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

Item 14. Principal Accounting Fees and Services

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2015 and 2014:

Fee Category	2015	2014
Audit Fees	$ 116,513	$ 109,486
Audit-related Fees	0	0
Tax Fees	4,650	4,669
All Other Fees	0	0
Total Fees	$ 121,163	$ 114,155

AUDIT FEES

The aggregate fees billed by Castle’s auditors for professional services rendered in connection with the audit of Castle’s annual consolidated financial statements and reviews of the interim consolidated financial statements for 2015 and 2014 were $116,513 and $109,486, respectively.

AUDIT-RELATED FEES

There were no aggregate fees billed by Castle’s auditors for any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of Castle’s financial statements and are not reported under “Audit Fees” above for 2015 and 2014.

TAX FEES

The aggregate fees billed by Castle’s auditors for professional services for tax compliance, tax advice, and tax planning for 2015 and 2014 were $4,650 and $4,669, respectively.

ALL OTHER FEES

There were no non-audit services rendered to Castle, such as attending meetings and other miscellaneous financial consulting, for 2015 and 2014.

PART IV.

Item 15. Exhibits and Consolidated Financial Statement Schedules

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

March 30, 2016

By  /s/ Rick Wall

Rick Wall, Chief Executive Officer

and Chairman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Rick Wall	Date:	3/30/16	/s/ Jerry Ruthruff	Date:	3/30/16
Rick Wall			Jerry Ruthruff
Chief Executive Officer and Chairman of the Board			Secretary & Director

/s/ Alan R. Mattson	Date:	3/30/16	/s/ Stanley Mukai	Date	3/30/16
Alan R. Mattson			Stanley Mukai
Director & Chief Operating Officer			Director

/s/ John Brogan	Date:	3/30/16	/s/ Tony Vericella	Date:	3/30/16
John Brogan			Tony Vericella
Director			Director

/s/ Rick Humphreys	Date:	3/30/16	/s/ Motoko Takahashi	Date:	3/30/16
Rick Humphreys			Motoko Takahashi
Director			Director