Form 10-Q
period 2016-03-31
CASTLE GROUP INC
filed 2016-05-13
CIK 918543

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

May 13, 2016 - 10,056,392 shares of common stock.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

THE CASTLE GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEET
MARCH 31, 2016 & DECEMBER 31, 2015
(UNAUDITED)
	31-Mar-16	31-Dec-15
ASSETS
Current Assets
Cash and cash equivalents	$ 2,217,286	$ 2,370,557
Accounts receivable, net of allowance for bad debts	2,371,796	2,037,058
Deferred tax asset	509,117	509,117
Note receivable, current portion	15,000	15,000
Prepaid and other current assets	358,518	384,170
Total Current Assets	5,471,717	5,315,902
Non-Current Assets
Property plant & equipment, net	6,043,430	6,032,375
Deposits and other assets	142,475	146,271
Note receivable	177,958	178,536
Investment in limited liability company	576,367	562,367
Deferred tax asset	310,382	390,331
Goodwill	54,726	54,726

TOTAL ASSETS	$ 12,777,055	$ 12,680,508

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 2,719,842	$ 2,694,688
Payable to related parties	5,199	-
Deposits payable	872,559	816,264
Current portion of long term debt	368,838	364,870
Current portion of long term debt to related parties	35,190	34,325
Accrued salaries and wages	1,592,359	1,521,489
Accrued taxes	27,334	52,507
Other current liabilities	1,606	3,232
Total Current Liabilities	5,622,927	5,487,375
Non-Current Liabilities
Long term debt, net of current portion	5,354,260	5,509,766
Long term debt to related parties, net of current portion	28,791	37,919
Total Non-Current Liabilities	5,383,051	5,547,685
Total Liabilities	11,005,978	11,035,060
Stockholders' Equity
Preferred stock, $100 par value, 50,000 shares authorized, 11,050 shares issued and outstanding in 2016 and 2015, respectively	1,105,000	1,105,000
Common stock, $.02 par value, 20,000,000 shares authorized, 10,056,392 shares issued and outstanding in 2016 and 2015, respectively	201,129	201,129
Additional paid in capital	5,143,624	5,093,614
Retained deficit	(4,722,861)	(4,803,759)
Accumulated other comprehensive income	44,185	49,464
Total Stockholders' Equity	1,771,077	1,645,448

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 12,777,055	$ 12,680,508

The accompanying notes are an integral part of these condensed consolidated financial statements

THE CASTLE GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31, 2016 & 2015
(UNAUDITED)

	2016	2015
Revenues
Revenue attributed from properties	$ 3,343,441	$ 3,373,651
Management and service	3,112,746	2,719,820
Other revenue	1,100	400
Total Revenues	6,457,287	6,093,871

Operating Expenses
Attributed property expenses	2,875,792	2,827,294
Payroll and office expenses	3,075,148	2,757,162
Administrative and general	215,559	203,997
Depreciation	61,992	56,421
Total Operating Expense	6,228,491	5,844,874
Operating Income	228,796	248,997
Investment income	14,000	50,000
Interest expense	(81,949)	(91,808)
Income before taxes	160,847	207,189
Income taxes	(79,949)	(92,759)
Net Income	80,898	114,430
Change in unpaid cumulative dividends on convertible preferred stock	(20,719)	(20,719)

Net Income Applicable to Common Stockholders	$ 60,179	$ 93,711

Earnings Per Share
Basic	$ 0.01	$ 0.01
Diluted	$ 0.01	$ 0.01
Weighted Average Shares
Basic	10,056,392	10,046,392
Diluted	10,424,725	10,414,725

Net Income	$ 80,898	$ 114,430
Other Comprehensive Income
Foreign currency translation loss	(5,279)	(4,035)

Total Comprehensive Income	$ 75,619	$ 110,395

The accompanying notes are an integral part of these condensed consolidated financial statements

THE CASTLE GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2016 & 2015
(UNAUDITED)

	2016	2015
Cash Flows from Operating Activities
Net income	$ 80,898	$ 114,430
Adjustments to reconcile from net income to net cash from
operating activities:
Depreciation	61,992	56,421
Non cash interest expense	50,010	50,010
Investment income	(14,000)	(50,000)
Deferred taxes	79,949	92,759
(Increase) decrease in
Accounts receivable	(241,379)	402,092
Other current assets	26,795	104,480
Notes receivable	578	2,056
Deposits and other assets	4,857	5,503
Increase (decrease) in
Accounts payable and accrued expenses	(33,409)	(142,132)
Deposits payable	54,660	(170,868)
Net Change from Operating Activities	70,951	464,751

Cash Flows from Investing Activities
Distributions from investments	-	70,000
Purchase of assets	(15,163)	(325,465)
Net Change from Investing Activities	(15,163)	(255,465)

Cash Flows from Financing Activities
Payments on notes to related parties	(8,263)	(7,480)
Payments on notes	(202,511)	(85,797)
Net Change from Financing Activities	(210,774)	(93,277)

Effect of foreign currency exchange rate on changes in cash and cash equivalents	1,715	(22,353)

Net Change in Cash and Cash Equivalents	(153,271)	93,656
Beginning Balance	2,370,557	1,753,780
Ending Balance	$ 2,217,286	$ 1,847,436

Supplementary Information
Cash Paid for Interest	$ (31,939)	$ (41,798)
Noncash forgiveness of related party debt	$ -	$ 14,000
Cash Paid for Income Taxes	$ -	$ -

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

Note 1 Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted.  In the opinion of management, the accompanying interim financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation.  The results of operations for the three month period ended March 31, 2016, are not necessarily indicative of the results for a full-year period as the tourism industry that the Company relies on is highly seasonal.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in Castle’s most recent Annual Report on Form 10-K.

Revenue Recognition

In accordance with ASC 605: Revenue Recognition, the Company recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price charged is fixed or determinable, and collectability is reasonably assured.

The Company recognizes revenue from the management of properties according to terms of its various management contracts.

The Company has two basic types of agreements, a “Gross Contract” and a “Net Contract”.

Under a “Gross Contract,” the Company records revenue which is based on a percentage of the gross rental proceeds received from the rental of hotel or condominium units.   The Company pays the remaining gross rental proceeds to the owner of the rental unit.  The Company only records the difference between the gross rental proceeds and the amount paid to the owner of the rental unit as “Revenue attributed from properties.”  Under this arrangement, the Company is responsible for all of the operating expenses for the hotel or condominium unit.  The Company records the expenses of operating the rental program at the property covered by the agreement. These expenses typically include housekeeping, food and beverage, maintenance, front desk, sales and marketing, advertising and all other operating costs at the property covered by the agreement and are recorded as “Attributed property expenses.”

Under a “Net Contract,” the Company receives a management fee that is based on a percentage of the gross rental proceeds received from the rental of hotel or condominium units. Under this arrangement, the owner of the hotel or condominium unit is responsible for all of the operating expenses of the rental program covering the owner’s unit, and in addition to the percentage of gross rental proceeds, the Company typically receives an incentive management fee based on the net operating profit of the covered property. Additionally, the Company employs on-site personnel to provide services such as housekeeping, maintenance and administration to property owners under its management agreements.  For such services the Company recognizes revenue in an amount equal to the expenses incurred.  Revenues received under the Net Contract are recorded as “Management and service revenue”.  Under a Net Contract, the Company does not record the operating expenses of the property covered by the agreement, other than the personnel costs mentioned above.

The difference between the Gross and Net contracts is that under a Gross Contract, all expenses, and therefore the ownership of any profits or the covering of any operating loss, belong to and are the responsibility of the Company.  Under a Net Contract, all expenses, and therefore the ownership of any profits or the covering of any operating loss belong to and are the responsibility of the owner of the property.

Under both types of agreements, revenues are recognized after services have been rendered. A liability is recognized for any deposits received for which services have not yet been rendered.

Note 2 New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by Financial Accounting Standards Board (“FASB”) that are adopted by the Company as of the specified effective date.  If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s consolidated financial statements upon adoption.

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.

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

In March 2016, the FASB issued ASU 2016-08, Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net), which updates the new revenue standard by clarifying the principal versus agent implementation guidance, but does not change the core principle of the new standard.  The updates to the principal versus agent guidance (1) require an entity to determine whether it is a principal or an agent for each distinct good or service (or a distinct bundle of goods or services) to be provided to the customer; (2) illustrate how an entity that is a principal might apply the control principle to goods, services, or rights to services, when another party is involved in providing goods or services to a customer; (3) clarify that the  purpose of certain specific control indicators is to support or assist in the assessment of whether an entity controls a specified good or service before it is transferred to the customer, provide more specific guidance on how the indicators should be considered, and clarify that their relevance will vary depending on the facts and circumstances; and (4) revise existing examples and add two new ones to more clearly depict how the guidance should be applied.  The effective date and transition requirements for ASU 2016-08 are the same as the effective date and transition requirements of Topic 606, Revenue from Contracts with Customers (see ASU 2014-09 above). The Company is currently evaluating the potential impact this new standard may have on its financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which introduces targeted amendments intended to simplify the accounting for stock compensation.  Specifically, the ASU requires all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) to be recognized as income tax expense or benefit in the income statement.  The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur.  An entity also should recognize excess tax benefits, and assess the need for a valuation allowance, regardless of whether the benefit reduces taxes payable in the current period.  That is, off balance sheet accounting for net operating losses stemming from excess tax benefits would no longer be required and instead such net operating losses would be recognized when they arise.  Existing net operating losses that are currently tracked off balance sheet would be recognized, net of a valuation allowance if required, through an adjustment to opening retained earnings in the period of adoption. Entities will no longer need to maintain and track an “APIC pool.”  The ASU also requires excess tax benefits to be classified along with other income tax cash flows as an operating activity in the statement of cash flows.  In addition, the ASU elevates the statutory tax withholding threshold to qualify for equity classification up to the maximum statutory tax rates in the applicable jurisdiction(s).  The ASU also clarifies that cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity.  The ASU provides an optional accounting policy election (with limited exceptions), to be applied on an entity-wide basis, to either estimate the number of awards that are expected to vest (consistent with existing U.S. GAAP) or account for forfeitures when they occur.  The ASU is effective for public business entities for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  Early adoption is permitted in any interim or annual period for which the financial statements have not been issued or made available to be issued.  Certain detailed transition provisions apply if an entity elects to early adopt.  The Company is currently evaluating the potential impact this new standard may have on its financial statements.

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

Note 5 Equity-Based Compensation

None issued during the quarters ended March 31, 2016 or 2015.

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

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond the Company’s control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following:  general economic or industry conditions, nationally and/or in the communities in which the Company conducts business; changes in the interest rate environment, legislation or regulatory requirements; conditions of the securities markets; the Company’s ability to raise capital; changes in accounting principles, policies or guidelines; financial or political instability; acts of war or terrorism; other economic, competitive, governmental, regulatory and technical factors affecting Castle’s operations, products, services and prices.

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

Revenues

Total revenues for the quarter ended March 31, 2016 were $6,457,287, a 6% increase over the $6,093,871 reported for the three months ended March 31, 2015.  The increase is attributed to a gross contract which we acquired in July of 2015, the signing of an association management agreement in July of 2015, and the signing of another property under a net contract in February of 2016.

Revenues attributed from properties showed a slight decrease of 1%, to $3,343,441, for the three months ended March 31, 2016 from $3,373,651 for the three months ended March 31, 2015.  This decrease is due to lower food and beverage revenues from our New Zealand operations of $108,626 which was offset by an increase of $78,416 from our Hawaii operations.  Management and service revenues were increased by 14% for the quarter, from $2,719,820 in 2015 to $3,112,746 in 2016.  The increase in Management and service revenue is attributed to the additional property which we signed on in February of 2016

The Company recorded investment income of $14,000 and $50,000, for quarters ended March 31, 2016 and 2015, respectively, which represents the Company’s 7% share of the income from the limited liability company that owns one of the hotels managed by the Company.

Other revenue for the first quarter ended March 31, 2016 was $1,100 compared to $400 for the same quarter in 2015.

Expenses

Attributed property expenses are those expenses related to the management of the resort and condominium properties which are operated on a Gross Contract basis.  Attributed property expenses for the three months ended March 31, 2016 compared to 2015 increased by 2%, from $2,827,294 to $2,875,792.  The increase is attributed to the acquisition of a gross management contract in July 2015.

Compared to the prior year, payroll and office expenses increased by 12% from $2,757,162 in the quarter ended March 31, 2015 to $3,075,148 for the quarter ended March 31, 2016.  The increase in cost when comparing the quarter ended March 31, 2016 with the quarter ended March 31, 2015 is a result of additional payroll costs for net management contracts which we acquired in February 2016 and July 2015.

Administrative and general expenses increased by 6% from $203,997 to $215,559 for the quarter ended March 31, 2016 as compared to 2015.  This increase was due to an increase in professional fees for the quarter.

Investments

In 2010 the Company acquired a 7% common series interest in the ownership of a hotel located in Hawaii. The Company received the interest in exchange for the Company’s assistance to the buyers of the hotel in negotiating the purchase, performing due diligence work and other consulting services.  During the three months ended March 31, 2016 and 2015, the Company recorded investment income of $14,000 and $50,000, respectively, representing the Company’s allocation of net income from its investment.   The decrease is due to the investment receiving a larger dividend from its hotel during the quarter ended March 31, 2015.

Depreciation

Our business is to provide services to our clients and as such does not require a great deal of capital expenditure for equipment or fixed assets.  As a result, depreciation expense was $61,992 and $56,421 for the three months ended March 31, 2016 and 2015, respectively.

Interest Expense

Interest expense was $81,949 and $91,808 for the three months ended March 31, 2016 and 2015, respectively.   Included in interest expense is interest that is imputed on the mortgage note for our Podium located in New Zealand.

Net Income

Net income for the three months ending March 31, 2016 and 2015 was $80,898 and $114,430, respectively.

Foreign Currency Translation Adjustment

For consolidated entities whose functional currency is not the U.S. dollar, Castle translates their financial statements into U.S. dollars.  Assets and liabilities are translated at the spot rate currently in effect as of the financial statement date, and results of operations are translated using the weighted average exchange rate for the period.

Translation adjustments from foreign exchange are included as a separate component of stockholders’ equity. Changes in the carrying value of the assets and liabilities of the consolidated entities outside of the United States due to foreign exchange changes are reflected as Foreign Currency Adjustments.  Foreign Currency Translation adjustment losses totaled $5,279 and $4,035 for the three months ended March 31, 2016 and 2015, respectively.

Total Comprehensive Income

Total comprehensive income for the three months ended March 31, 2016 was $75,619 as compared to $110,395 for the three months ended March 31, 2015.  This is primarily a result of the changes in revenue and property and operating expenses, investment income, and foreign exchange rates noted above.

EBITDA

Earnings before Interest, Depreciation, Taxes and Amortization (“EBITDA”) reflects the Company’s earnings without the effect of depreciation, interest income or expense, taxes, or certain other non-cash income or expense items.  EBITDA is a non-GAAP measure. The presentation of the financial information, which is not prepared under any comprehensive set of accounting rules or principles, is not intended to be considered in isolation of, or as a substitute for, the financial information prepared and presented in accordance with GAAP.  Castle’s management believes that in many ways EBITDA it is a good alternative indicator of the Company’s financial performance.  It removes the effects of non-cash depreciation and amortization of assets, as well as the fluctuations of interest costs based on the Company’s borrowing history and increases and decreases in tax expense brought about by changes in the provision for future tax effects rather than current income.  A comparison of EBITDA and net income is shown below.

Comparison of Net Income to EBITDA:

	Three months ended March 31,
	2016	2015
Net income	$ 80,898	$ 114,430
Add back:
Income tax provision	79,949	92,759
Interest expense	81,949	91,808
Depreciation	61,992	56,421
EBITDA	$ 304,788	$ 355,418

EBITDA totaled $304,788 and $355,418 for the three months ended March 31, 2016 and 2015, respectively, representing a 14% decrease.  The decrease for the quarter is attributable to lower investment income and higher payroll and office expenses in 2016 as compared to 2015.

Liquidity

Our primary sources of liquidity include available cash and cash equivalents, and borrowing under the credit facility which was secured in October 2008, consisting of a $300,000 line of credit.   As of March 31, 2016 the full amount of the line of credit was available to use.  Additionally, our New Zealand subsidiary has an available NZ$300,000 (US$207,450) line of credit which was also fully available as of March 31, 2016. These facilities contain representations and warranties, conditions, covenants and events of default that are customary for this type of credit facility but do not contain financial covenants.  The Company is in compliance with the terms and conditions of these borrowing covenants.  We do not believe the limitations contained in the credit facility will, in the foreseeable future, adversely affect our ability to use the credit facility and execute our business plan.

In June 2015, the Company also received a term loan of $200,000 from a local bank which was used to pay the licensing fees for our new central reservations system.  The loan is for a fixed interest rate of 5.875% with monthly payments of $3,855 and matures in June 2020 and the Company is in full compliance with the terms and conditions of the loan.

In January of 2015, the Chairman and CEO of the Company agreed to extend the due date of the $117,316 note due to him to December 31, 2017.  In addition to this extension, the Chairman and CEO agreed to forgive $14,000 of the accrued interest and the Company agreed to make monthly payments of $3,334 per month in order to fully amortize the loan through December 31, 2017.  We recorded the $14,000 forgiveness of debt as additional paid in capital.

Expected uses of cash in fiscal 2016 include funds required to support our operating activities, including continuing to selectively expand the number of properties under our management.  We are also in the installation phase of upgrading our central reservations system, front office systems and ecommerce systems which will allow us to better compete with the growing vacation rental industry, allowing guests to book their stays by a specific individual unit rather than by unit category.

We experienced net income of $80,898 for the first quarter of 2016 compared to $114,430 for the first quarter of 2015.  We have established a trend of Operating Profitability in recent quarters as we reported positive EBITDA in ten of our last eleven quarters, and positive net income for our last five fiscal years.  We anticipate stabilization of the current occupancy levels, together with a slight increase in average rate trends and levels for the properties currently under contract for the remainder of 2016 when compared to 2015.  We will continue our efforts to expand the number of properties under management through the remainder of 2016, which will increase the overall revenue stream in 2016. The specific impact of these additions on revenue depends on the timing of when and if new properties are added during the year.  We have implemented a number of revenue enhancement and cost saving programs that will improve our profitability and cash flow.  We project that we will continue to improve the overall profitability, cash flow, and working capital liquidity through 2016. This view is based on the following assumptions:

· The maintaining of current occupancy levels and the stabilization of visitor trends to Hawaii and New Zealand.

· A continuation of increases in average daily rates at the properties we manage as compared to recent years.

· Focus on increasing our properties room revenue through increased sales, advertising and marketing efforts.

· Maximizing other sources of revenue from our guests.

· Careful monitoring of our costs and expenses, providing the basis for improved operating margins throughout 2016.

· Expansion of the number of properties under management, with emphasis on Hawaii and New Zealand.

· A stabilization of the United States / New Zealand exchange rates.

· The successful installation of our new reservations platform, allowing us to effectively penetrate the vacation rental market

Our plans to manage our liquidity position in fiscal 2016 include:

· Accessing our available sources of debt and if needed, seeking additional debt or equity financing at competitive rates.

· Expenditures to replace and upgrade our existing technological equipment.

We have considered the impact of the financial outlook on our liquidity and have performed an analysis of the key assumptions in our forecast such as sales, gross margin and expenses; an evaluation of our relationships with our travel partners and property owners; and an analysis of cash requirements, other working capital changes, capital expenditures and borrowing availability under our credit facility.  Based upon these analyses and evaluations, we expect that our anticipated sources of liquidity will be sufficient to meet our obligations without disposition of assets outside of the ordinary course of business or significant revisions of our planned operations through 2016 and our foreseeable future.

Off-balance sheet arrangements

None; not applicable.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

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

Based on that evaluation, our chief executive officer (and acting chief financial officer) concluded that, as of March 31, 2016,

our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer (and acting chief financial officer), as appropriate, to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None during the quarter ended March 31, 2016.

Item 1A. Risk Factors.

Not required to be enumerated by smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

None during the quarter ended March 31, 2016.

Use of Proceeds of Registered Securities

No proceeds were received from the sale of registered securities during the quarter ended March 31, 2016.

Purchases of Equity Securities by Us and Affiliated Purchasers

None during the quarter ended March 31, 2016.

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

THE CASTLE GROUP, INC.

Date:	05/13/2016	By:	/s/Rick Wall
Rick Wall
Chief Executive Officer and Chairman of the Board of Directors and Acting CFO