Form 10-Q
period 2016-06-30
CASTLE GROUP INC
filed 2016-08-12
CIK 918543

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Yes [  ] No [X]

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

August 12, 2016 - 10,056,392 shares of common stock.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

THE CASTLE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2016 & DECEMBER 31, 2015
(UNAUDITED)

	30-Jun-16	31-Dec-15
ASSETS Current Assets
Cash and cash equivalents	$ 2,037,228	$ 2,370,557
Accounts receivable, net of allowance for bad debts	2,111,794	2,037,058
Deferred tax asset	-	509,117
Note receivable, current portion	15,000	15,000
Prepaid and other current assets	648,205	384,170
Total Current Assets	4,812,227	5,315,902
Non-Current Assets
Property and equipment, net	6,168,736	6,032,375
Deposits and other assets	140,523	146,271
Note receivable	177,008	178,536
Investment in limited liability company	579,692	562,367
Deferred tax asset	833,344	390,331
Goodwill	54,726	54,726

TOTAL ASSETS	$ 12,766,256	$ 12,680,508

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 2,846,445	$ 2,694,688
Payable to related parties	8,862	-
Deposits payable	829,012	816,264
Current portion of long term debt	378,520	364,870
Current portion of long term debt to related parties	36,078	34,325
Accrued salaries and wages	1,471,152	1,521,489
Accrued taxes	41,805	52,507
Other current liabilities	1,606	3,232
Total Current Liabilities	5,613,480	5,487,375
Non-Current Liabilities
Long term debt, net of current portion	5,291,045	5,509,766
Long term debt to related parties, net of current portion	19,431	37,919
Total Non-Current Liabilities	5,310,476	5,547,685
Total Liabilities	10,923,956	11,035,060
Stockholders' Equity
Preferred stock, $100 par value, 50,000 shares authorized, 11,050	1,105,000	1,105,000
shares issued and outstanding at June 30, 2016 and December 31, 2015
Common stock, $.02 par value, 20,000,000 shares authorized, 10,056,392	201,129	201,129
shares issued and outstanding at June 30, 2016 and December 31, 2015
Additional paid in capital	5,193,634	5,093,614
Retained deficit	(4,706,499)	(4,803,759)
Accumulated other comprehensive income	49,036	49,464
Total Stockholders' Equity	1,842,300	1,645,448

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 12,766,256	$ 12,680,508

The accompanying notes are an integral part of these condensed consolidated financial statements

THE CASTLE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
THREE AND SIX MONTHS ENDED JUNE 30, 2016 & 2015
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues
Revenue attributed from properties	$ 3,051,639	$ 2,680,728	$ 6,395,080	$ 6,054,379
Management and service	2,867,048	2,698,758	5,979,794	5,418,578
Other revenue	600	1,400	1,700	1,800
Total Revenues	5,919,287	5,380,886	12,376,574	11,474,757

Operating Expenses
Attributed property expenses	2,768,193	2,718,815	5,643,985	5,546,108
Payroll and office expenses	2,894,346	2,797,010	5,969,494	5,554,172
Administrative and general	119,569	87,917	335,128	291,914
Depreciation	59,578	56,804	121,570	113,225
Total Operating Expense	5,841,686	5,660,546	12,070,177	11,505,419
Operating Income (Loss)	77,601	(279,660)	306,397	(30,662)
Equity method investment income	14,000	18,000	28,000	68,000
Interest expense	(77,442)	(88,104)	(159,391)	(179,912)
Income (Loss) before taxes	14,159	(349,764)	175,006	(142,574)
Income tax benefit (expense)	2,203	86,520	(77,746)	(6,239)
Net Income (Loss)	16,362	(263,244)	97,260	(148,813)
Change in unpaid cumulative dividends on convertible preferred stock	(20,719)	(20,719)	(41,438)	(41,438)

Net Income (Loss) applicable to Common Stockholders	$ (4,357)	$ (283,963)	$ 55,822	$ (190,251)

Earnings (Loss) Per Share
Basic	$ 0.00	$ (0.03)	$ 0.01	$ (0.01)
Diluted	$ 0.00	$ (0.03)	$ 0.01	$ (0.01)
Weighted Average Shares
Basic	10,056,392	10,053,865	10,056,392	10,050,149
Diluted	10,424,725	10,053,865	10,424,725	10,050,149

Net Income (Loss)	$ 16,362	$ (263,244)	$ 97,260	$ (148,813)
Other Comprehensive (Loss) Income
Foreign currency translation adjustment	(5,279)	15,022	(428)	10,987

Total Comprehensive Income (Loss)	$ 11,083	$ (248,222)	$ 96,832	$ (137,826)

The accompanying notes are an integral part of these condensed consolidated financial statements

THE CASTLE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2016 & 2015
(UNAUDITED)

	2016	2015
Increase (Decrease) in Cash and Cash Equivalents Cash Flows from Operating Activities
Net income (loss)	$ 97,260	$ (148,813)
Adjustments to reconcile from net income (loss) to net cash and cash equivalents from operating activities:
Depreciation	121,570	113,225
Stock issued as compensation	-	2,000
Non cash interest expense	100,020	100,020
Equity method investment income	(28,000)	(68,000)
Deferred taxes	66,104	6,239
(Increase) decrease in
Accounts receivable	20,584	686,715
Prepaid and other current assets	(259,919)	(131,419)
Deposits and other assets	9,908	10,860
Increase (decrease) in
Accounts payable and accrued expenses	(44,365)	(57,868)
Deposits payable	9,968	(78,870)
Net Change from Operating Activities	93,130	434,089

Cash Flows from Investing Activities
Distributions from investments	10,675	93,100
Purchase of property and equipment	(41,793)	(352,586)
Net Change from Investing Activities	(31,118)	(259,486)

Cash Flows from Financing Activities
Proceeds from notes	-	200,000
Notes receivable	1,528	3,516
Payments on long term debt to related parties	(16,735)	(15,149)
Payments on long term debt	(403,322)	(173,745)
Net Change from Financing Activities	(418,529)	14,622
Effect of foreign currency exchange rate on changes in cash and cash equivalents	23,188	(59,991)
Net Change in Cash and Cash Equivalents	(333,329)	129,234
Beginning Balance	2,370,557	1,753,780
Ending Balance	$ 2,037,228	$ 1,883,014

Supplementary Information
Cash Paid for Interest	$ (59,371)	$ (79,892)
Noncash Forgiveness of Related Party Debt	$ -	$ 14,000
Cash Paid for Income Taxes	$ (11,642)	$ -

The accompanying notes are an integral part of these condensed consolidated financial statements

Notes to Condensed Consolidated Financial Statements:

Summary of Significant Accounting Policies

Organization

The Castle Group, Inc. was incorporated under the laws of the State of Utah on August 21, 1981. The Castle Group, Inc. operates in the hotel and resort management industry in the State of Hawaii and in New Zealand under the trade name “Castle Resorts and Hotels.”  The Company also has inactive operations in Saipan, Guam and Thailand.  The accounting and reporting policies of The Castle Group, Inc. (the “Company” or “Castle”) conform with U.S. generally accepted accounting principles (“GAAP”) and practices within the hotel and resort management industry.

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

Note 1 Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted.  In the opinion of management, the accompanying interim financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation.  The results of operations for the three and six month periods ended June 30, 2016, are not necessarily indicative of the results for a full-year period as the tourism industry that the Company relies on is highly seasonal.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in Castle’s most recent Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 30, 2016.  The Company’s significant accounting policies are set forth in Note 1 to the consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2015.

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

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, that requires companies to classify all deferred tax assets and liabilities, along with any valuation allowance, as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. The guidance does not change the existing requirement that only permits offsetting within a jurisdiction. The ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. The Company has prospectively classified all of its deferred tax asset as of June 30, 2016 as a noncurrent asset.  Prior periods have not been adjusted or re-classified.

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

Note 4 Long Term Debt

In June 2015, the Company received a term loan of $200,000 from a local bank which was used to fund upgrades to the property management and central reservation systems.  These outflows will be recouped by the Company through reimbursements from managed properties.  The loan is for a fixed interest rate of 5.875% with monthly payments of $3,855 and matures in June 2020. The outstanding balance of this loan was $164,343 and $200,000 as of June 30, 2016 and June 30, 2015, respectively.

Note 5 Equity-Based Compensation

In April, 2015, The Company issued 10,000 shares of restricted common stock as a hiring incentive to one of its employees.  The shares were assigned a value of $.20 per share or a total of $2,000 as compensation to the employee.  There have been no issuances of equity-based compensation during the six months ended June 30, 2016.

Note 6 Basic and Dilutive Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income (loss) (the numerator) by the weighted average number of common shares outstanding for the period (denominator). Diluted EPS is computed by dividing net income (loss) by the weighted average number of common shares and potential common shares outstanding (if dilutive) during each period. Potential common shares include stock options, warrants, and restricted stock. The number of potential common shares outstanding relating to stock options, warrants, and restricted stock is computed using the treasury stock method.

As the Company has incurred losses for the three and six months ended June 30, 2015, the potentially dilutive shares are anti-dilutive and are thus not added into the loss per share calculations. As of June 30, 2015, there were 368,333 potentially dilutive shares.  During the periods ended June 30, 2016 and 2015, the Company had warrants for shares totaling 400,000 outstanding at each period end, respectively, that were excluded from the computations of diluted net income per share because the exercise prices were greater than the market prices during the reporting periods.

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

Overview

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

Revenues

Total revenues for the quarter ended June 30, 2016 were $5,919,287, a 10% increase over the $5,380,886 reported for the three months ended June 30, 2015; for the six months ended June 30, 2016, total revenues were $12,376,574, an 8% increase over the $11,474,757 reported for the six months ended June 30, 2015.  The increase is attributed to a Gross Contract which we acquired in July of 2015, the signing of an association management agreement in July of 2015, and the signing of another property under a Net Contract in February of 2016.

Revenues attributed from properties showed an increase of 14%, to $3,051,639, for the three months ended June 30, 2016 from $2,680,728 for the three months ended June 30, 2015; for the six months ended June 30, 2016, revenues attributed from properties showed an increase of 6%, to $6,395,080 from $6,054,379 for the six months ended June 30, 2015.  This increase is again due to a Gross Contract which we acquired in July of 2015.  Management and service revenues increased by 6% for the three months ended June 30, 2016 to $2,867,048 in 2016 from $2,698,758 for the three months ended June 30, 2015; management and service revenues for the six months ended June 30, 2016 were $5,979,794, a 10% increase over the $5,418,578 reported for the six months ended June 30, 2015.  The increase in Management and service revenue is attributed to the additional property which we signed on in February of 2016, the signing of an association management agreement in July of 2015, and an increase in fees generated from the properties we manage under a net contract.

Other revenue was $600 for the three months ended June 30, 2016 compared to $1,400 for the three months ended June 30, 2015. Other revenue was $1,700 for the six months ended June 30, 2016 compared to $1,800 for the six months ended June 30, 2015.

The Company recorded investment income of $14,000 and $18,000, for the three months ended June 30, 2016 and 2015, respectively, which represents the Company’s 7% share of the income from the limited liability company that owns one of the hotels managed by the Company.  For the six months ended June 30, 2016 and 2015, the Company reported investment income of $28,000 and $68,000, respectively.

Expenses

Attributed property expenses are those expenses related to the management of the resort and condominium properties which are operated on a Gross Contract basis.  Attributed property expenses for the three months ended June 30, 2016 compared to 2015 increased by 2%, from $2,718,815 to $2,768,193; attributed property expenses for the six months ended June 30, 2016 compared to 2015 increased by 2%, from $5,546,108 to $5,643,985.  The increase is attributed to the acquisition of a Gross Contract in July 2015.

Compared to the prior year, payroll and office expenses increased by 3% from $2,797,010 for the three months ended June 30, 2015 to $2,894,346 for the three months ended June 30, 2016; payroll and office expenses increased by 7%, from $5,554,172 for the six months ended June 30, 2015 to $5,969,494 for the six months ended June 30, 2016.  The increase in cost is a result of additional payroll costs for Net Contracts which we acquired in February 2016 and July 2015.

Administrative and general expenses increased by 36% from $87,917 to $119,569 for the three months ended June 30, 2016 as compared to 2015; administrative and general expenses increased by 15% from $291,914 to $335,128 for the six months ended June 30, 2016 as compared to 2015.  This increase was due to additional contracted labor costs related to converting our central reservations systems and higher Hawaii general excise tax expense related to the increase in our total revenue.

Depreciation

Our business is to provide services to our clients and as such does not require a great deal of capital expenditure for equipment or fixed assets.  As a result, depreciation expense was $59,578 and $56,804 for the three months ended June 30, 2016 and 2015, respectively, and $121,570 and $113,225 for the six months ended June 30, 2016 and 2015, respectively.

Equity Method Investment Income

In 2010 the Company acquired a 7% common series interest in the ownership of a hotel located in Hawaii. The Company received the interest in exchange for the Company’s assistance to the buyers of the hotel in negotiating the purchase, performing due diligence work and other consulting services.  During the three months ended June 30, 2016 and 2015, the Company recorded investment income of $14,000 and $18,000, respectively, representing the Company’s allocation of net income from its investment; for the six months ended June 30, 2016 and 2015, the Company recorded investment income of $28,000 and $68,000, respectively.   The decrease is due to the investment receiving a smaller dividend from its hotel during the quarter and six months ended June 30, 2016 as compared to the prior year.

Interest Expense

Interest expense was $77,442 and $88,104 for the three months ended June 30, 2016 and 2015, respectively, and $159,391 and $179,912 for the six months ended June 30, 2016 and 2015, respectively.   Included in interest expense is interest that is imputed on the mortgage note for our Podium located in New Zealand of $50,010 for the three months ended June 30, 2016 and 2015, and $100,020 for the six months ended June 30, 2016 and 2015.

Income Taxes

Income tax benefit for the three months ended June 30, 2016 and 2015 was $2,203 and $86,520, respectively.  Income tax expense for the six months ended June 30, 2016 and 2015 was $77,746 and $6,239, respectively.  The decrease in tax benefits for the three months ended June 30, 2016 as compared to 2015 is due to a reduction in the loss reported by our domestic operations. The increase in tax expense for the six months ended June 30, 2016 as compared to 2015 is due to an increase in the net taxable income reported by our domestic operations.

Net (Loss)  Income

Net income for the three months ended June 30, 2016 was $16,362 compared to a net loss of $263,244 for the three months ended June 30, 2015; net income for the six months ended June 30, 2016 was $97,260 compared to a net loss of $148,813 for the six months ended June 30, 2015.  The improvement in net income is attributed to the higher revenues for the properties under management and additional properties managed during the six months ended June 30, 2016 as opposed to the prior year.

Foreign Currency Translation Adjustment

For consolidated entities whose functional currency is not the U.S. dollar, Castle translates their financial statements into U.S. dollars.  Assets and liabilities are translated at the spot rate currently in effect as of the financial statement date, and results of operations are translated using the weighted average exchange rate for the period.

Translation adjustments from foreign exchange are included as a separate component of stockholders’ equity. Changes in the carrying value of the assets and liabilities of the consolidated entities outside of the United States due to foreign exchange changes are reflected as Foreign Currency Adjustments.  Foreign Currency Translation Loss totaled $5,279 compared to a gain of $15,022 for the three months ended June 30, 2016 and 2015, respectively; foreign currency translation loss totaled $428 compared to a gain of $10,987 for the six months ended June 30, 2016 and 2015, respectively.

Total Comprehensive (Loss) Income

Total comprehensive income for the three months ended June 30, 2016 was $11,083 as compared to a loss of $248,222 for the three months ended June 30, 2015; total comprehensive income for the six months ended June 30, 2016 was $96,832 as compared to a loss of $137,826 for the six months ended June 30, 2015.  This is primarily a result of the changes in revenue and operating expenses, investment income, and foreign exchange rates noted above.

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

Comparison of Net Income (Loss)  to EBITDA:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net Income (Loss)	$ 16,362	$ (263,244)	$ 97,260	$ (148,813)
Add Back:
Income Tax (Benefit) Provision	(2,203)	(86,520)	77,746	6,239
Net interest expense	77,442	88,104	159,391	179,912
Depreciation	59,578	56,804	121,570	113,225
EBITDA	$ 151,179	$ (204,856)	$ 455,967	$ 150,563

EBITDA totaled $151,179 as compared to an EBITDA loss of $204,856 for the three months ended June, 2016 and 2015, respectively.  EBITDA totaled $455,967 and $150,563 for the six months ended June 30, 2016 and 2015, respectively, representing a 203% increase.  The increases in EBITDA are attributable to new contracts we have signed in both mid-2015 and early 2016, together with an overall increase in revenue and fees at the properties we represent.

Liquidity

Our primary sources of liquidity include available cash and cash equivalents, and borrowing under the credit facility which was secured in October 2008, consisting of a $300,000 line of credit.   As of June 30, 2016 the full amount of the line of credit was available to use.  Additionally, our New Zealand subsidiary has an available NZ$300,000 (US$213,264) line of credit which was also fully available as of June 30, 2016. These facilities contain representations and warranties, conditions, covenants and events of default that are customary for this type of credit facility but do not contain financial covenants.  The Company is in compliance with the terms and conditions of these borrowing covenants.  We do not believe the limitations contained in the credit facility will, in the foreseeable future, adversely affect our ability to use the credit facility and execute our business plan.

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

We experienced net income of $97,260 for the six months ended June 30, 2016 compared to a loss of $148,813 for the six months ended June 30, 2015.  We have established a trend of operating profitability in recent quarters as we reported positive EBITDA in ten of our last eleven quarters, and positive net income for our last five fiscal years.  We anticipate stabilization of the current occupancy levels, together with a slight increase in average rate trends and levels for the properties currently under contract for the remainder of 2016 when compared to 2015.  We will continue our efforts to expand the number of properties under management through the remainder of 2016, which will increase the overall revenue stream in 2016. The specific impact of these additions on revenue depends on the timing of when and if new properties are added during the year.  We have implemented a number of revenue enhancement and cost saving programs that will improve our profitability and cash flow.  We project that we will continue to improve the overall profitability, cash flow, and working capital liquidity through 2016. This view is based on the following assumptions:

· The maintaining of current occupancy levels in our Hawaii and New Zealand markets.

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

· A stabilization of the United States / New Zealand exchange rates.

· The successful installation of our new reservations platform, allowing us to effectively penetrate the vacation rental market

Our plans to manage our liquidity position in fiscal 2016 include:

· Reducing our existing debt.

· Accessing our available sources of debt if needed and seeking additional debt or equity financing at competitive rates.

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

Off-balance sheet arrangements

None; not applicable.

Critical Accounting Policies and Estimates

A summary of our significant accounting policies and estimates is discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes to those policies during the six months ended June 30, 2016. The preparation of the financial statements in accordance with U.S. generally accepted accounting principles requires us to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities. Significant areas of uncertainty that require judgments, estimates and assumptions include the accounting for income taxes, asset impairment and collectability of accounts receivable. We use historical and other information that we consider to be relevant to make these judgments and estimates. However, actual results may differ from those estimates and assumptions that are used to prepare our financial Statements.

New Accounting Pronouncements

See discussion under Note , New Accounting Pronouncements, to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q, for information on new accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Our profitability and financial condition are dependent upon the foreign exchange rates between the New Zealand dollar and the United States dollar.  Fluctuations in this exchange rate could have a material impact upon our profitability and financial condition.  In addition our New Zealand operations are operated under the laws and regulations of New Zealand and any changes in those laws could also have a material impact upon our operations, profitability and financial condition.

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

Based on that evaluation, our chief executive officer (and acting chief financial officer) concluded that, as of June 30, 2016,

our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer (and acting chief financial officer), as appropriate, to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None during the six months ended June 30, 2016.

Item 1A. Risk Factors.

Not required to be enumerated by smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

None during the six months ended June 30, 2016.

Use of Proceeds of Registered Securities

No proceeds were received from the sale of registered securities during the six months ended June 30, 2016.

Purchases of Equity Securities by Us and Affiliated Purchasers

None during the six months ended June 30, 2016.

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

THE CASTLE GROUP, INC.

Date:	08/12/2016	By:	/s/Rick Wall
Rick Wall
Chief Executive Officer and Chairman of the Board of Directors and Acting CFO