Form 10-Q
period 2016-09-30
CASTLE GROUP INC
filed 2016-11-14
CIK 918543

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Yes [  ] No [X ]

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

November 14, 2016 - 10,056,392 shares of common stock.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

THE CASTLE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2016 & DECEMBER 31, 2015
(UNAUDITED)

	30-Sep16	31-Dec-15
ASSETS Current Assets
Cash and cash equivalents	$ 1,663,750	$ 2,370,557
Accounts receivable, net of allowance for bad debts	2,524,130	2,037,058
Deferred tax asset	-	509,117
Note receivable, current portion	15,000	15,000
Prepaid and other current assets	583,788	384,170
Total Current Assets	4,786,668	5,315,902
Non-Current Assets
Property and equipment, net	6,289,692	6,032,375
Deposits and other assets	137,745	146,271
Note receivable	174,994	178,536
Investment in limited liability company	588,967	562,367
Deferred tax asset	721,070	390,331
Goodwill	54,726	54,726

TOTAL ASSETS	$ 12,753,862	$ 12,680,508

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 2,641,341	$ 2,694,688
Payable to related parties	3,527	-
Deposits payable	917,644	816,264
Current portion of long term debt	394,025	364,870
Current portion of long term debt to related parties	36,987	34,325
Accrued salaries and wages	1,436,642	1,521,489
Accrued taxes	18,077	52,507
Other current liabilities	-	3,232
Total Current Liabilities	5,448,243	5,487,375
Non-Current Liabilities
Long term debt, net of current portion	5,237,724	5,509,766
Long term debt to related parties, net of current portion	9,837	37,919
Total Non-Current Liabilities	5,247,561	5,547,685
Total Liabilities	10,695,804	11,035,060
Stockholders' Equity
Preferred stock, $100 par value, 50,000 shares authorized, 11,050	1,105,000	1,105,000
shares issued and outstanding at September 30, 2016 and December 31, 2015
Common stock, $.02 par value, 20,000,000 shares authorized, 10,056,392	201,129	201,129
shares issued and outstanding at September 30, 2016 and December 31, 2015
Additional paid in capital	5,243,644	5,093,614
Retained deficit	(4,539,389)	(4,803,759)
Accumulated other comprehensive income	47,674	49,464
Total Stockholders' Equity	2,058,058	1,645,448

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 12,753,862	$ 12,680,508

The accompanying notes are an integral part of these condensed consolidated financial statements

THE CASTLE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 & 2015
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues
Revenue attributed from properties	$ 3,275,971	$ 3,048,075	$ 9,671,051	$ 9,102,454
Management and service	3,723,485	3,269,573	9,703,279	8,688,151
Other revenue	700	800	2,400	2,600
Total Revenues	7,000,156	6,318,448	19,376,730	17,793,205

Operating Expenses
Attributed property expenses	2,958,553	2,869,177	8,602,538	8,415,285
Payroll and office expenses	3,472,295	3,203,476	9,441,789	8,757,648
Administrative and general	155,608	98,596	490,736	390,510
Depreciation	69,457	50,923	191,027	164,148
Total Operating Expense	6,655,913	6,222,172	18,726,090	17,727,591
Operating Income	344,243	96,276	650,640	65,614
Equity method investment income	14,000	11,000	42,000	79,000
Interest expense	(78,859)	(81,584)	(238,250)	(261,496)
Income (Loss) before taxes	279,384	25,692	454,390	(116,882)
Income tax (expense)	(112,274)	(25,080)	(190,020)	(31,319)
Net Income (Loss)	167,110	612	264,370	(148,201)
Change in unpaid cumulative dividends on convertible preferred stock	(20,720)	(20,720)	(62,156)	(62,156)

Net Income (Loss) applicable to Common Stockholders	$ 146,390	$ (20,108)	$ 202,214	$ (210,357)

Earnings (Loss) Per Share
Basic	$ 0.02	$ 0.00	$ 0.03	$ (0.01)
Diluted	$ 0.02	$ 0.00	$ 0.03	$ (0.01)
Weighted Average Shares
Basic	10,056,392	10,056,392	10,056,392	10,052,253
Diluted	10,424,725	10,424,725	10,424,725	10,052,253

Net Income (Loss)	$ 167,110	$ 612	$ 264,370	$ (148,201)
Other Comprehensive (Loss) Income
Foreign currency translation adjustment	(1,362)	19,353	(1,790)	30,340

Total Comprehensive Income (Loss)	$ 165,748	$ 19,965	$ 262,580	$ (117,861)

The accompanying notes are an integral part of these condensed consolidated financial statements 4

THE CASTLE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2016 & 2015
(UNAUDITED)

	2016	2015
Increase (Decrease) in Cash and Cash Equivalents Cash Flows from Operating Activities
Net income (loss)	$ 264,370	$ (148,201)
Adjustments to reconcile from net income (loss) to net cash and cash equivalents from operating activities:
Depreciation	191,027	164,148
Stock issued as compensation	-	2,000
Imputed interest expense	150,030	150,030
Equity method investment income	(42,000)	(79,000)
Deferred taxes	178,378	31,319
(Increase) decrease in
Accounts receivable	(388,749)	650,859
Prepaid and other current assets	(228,191)	(127,926)
Deposits and other assets	15,189	15,622
Increase (decrease) in
Accounts payable and accrued expenses	(349,307)	(543,523)
Deposits payable	94,101	(53,577)
Net Change from Operating Activities	(115,152)	61,751

Cash Flows from Investing Activities
Distributions from investments	15,400	104,650
Purchase of property and equipment	(67,518)	(365,319)
Net Change from Investing Activities	(52,118)	(260,669)

Cash Flows from Financing Activities
Proceeds from notes	40,178	200,000
Notes receivable	3,542	5,113
Payments on long term debt to related parties	(25,420)	(31,979)
Payments on long term debt	(601,290)	(252,048)
Net Change from Financing Activities	(582,990)	(78,914)
Effect of foreign currency exchange rate on changes in cash and cash equivalents	43,453	(92,035)
Net Change in Cash and Cash Equivalents	(706,807)	(369,867)
Beginning Balance	2,370,557	1,753,780
Ending Balance	$ 1,663,750	$ 1,383,913

Supplementary Information
Cash Paid for Interest	$ 88,220	$ 111,466
Noncash Forgiveness of Related Party Debt	$ -	$ 14,000
Cash Paid for Income Taxes	$ (11,642)	$ -

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

Note 1 Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted.  In the opinion of management, the accompanying interim financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation. The results of operations for the three and nine month periods ended September 30, 2016, are not necessarily indicative of the results for a full-year period as the tourism industry that the Company relies on is highly seasonal.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in Castle’s most recent Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 30, 2016.  The Company’s significant accounting policies are set forth in Note 1 to the consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2015.

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

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, that requires companies to classify all deferred tax assets and liabilities, along with any valuation allowance, as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. The guidance does not change the existing requirement that only permits offsetting within a jurisdiction. The ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. The Company has prospectively classified all of its deferred tax asset as of September 30, 2016 as a noncurrent asset.  Prior periods have not been adjusted or re-classified.

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

Note 4 Long Term Debt

In June 2015, the Company received a term loan of $200,000 from a local bank which was used to fund upgrades to the property management and central reservation systems.  These outflows will be recouped by the Company through reimbursements from managed properties.  The loan is for a fixed interest rate of 5.875% with monthly payments of $3,855 and matures in June 2020.  The outstanding balance of this loan was $155,200 and $191,033 as of September 30, 2016 and September 30, 2015, respectively.

In April 2016, the Company received a loan of $40,178 to finance the purchase carts for one of its managed properties.  The loan is secured by the equipment purchased.  The loan is for a fixed interest rate of 4.43% with monthly payments of $749 and matures in March, 2021. The outstanding balance of this loan was $36,555 at September 30, 2016.

Note 5 Equity-Based Compensation

In April 2015, the Company issued 10,000 shares of restricted common stock as a hiring incentive to one of its employees.  The shares were assigned a value of $.20 per share or a total of $2,000 as compensation to the employee.  There have been no issuances of equity-based compensation during the nine months ended September 30, 2016.

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

As the Company incurred losses for the nine months ended September 30, 2015, the potentially dilutive shares are anti-dilutive and are thus not added into the loss per share calculations. As of September 30, 2016, there were 368,333 potentially dilutive shares. During the periods ended September 30, 2016 and 2015, the Company had warrants for shares totaling 400,000 outstanding at each period end, respectively, that were excluded from the computations of diluted net income per share because the exercise prices were greater than the market prices during the reporting periods.

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

· Customers seek Hawaii due to the feeling of “Ohana,” or family, experiencing the unique feeling of Aloha imparted by the people of Hawaii.

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

Revenues

Total revenues for the quarter ended September 30, 2016 were $7,000,156 an 11% increase over the $6,318,448 reported for the three months ended September 30, 2015; for the nine months ended September 30, 2016, total revenues were $19,376,730, a 9% increase over the $17,793,205 reported for the nine months ended September 30, 2015.  The increase is attributed to the signing of a property under a Net Contract in February of 2016, the Company achieving higher incentive fees from another property due to reaching pre-determined profit goals earlier in 2016 than in 2015, and an improvement in our foreign operations which includes favorable foreign exchange rates in 2016 when compared to 2015.

Revenues attributed from properties showed an increase of 7%, to $3,275,971, for the three months ended September 30, 2016 from $3,048,075 for the three months ended September 30, 2015; for the nine months ended September 30, 2016, revenues attributed from properties showed an increase of 6%, to $9,671,051 from $9,102,454 for the nine months ended September 30, 2015.  This increase is again due to an improvement of our foreign operations as mentioned in the previous paragraph.  Management and service revenues increased by 14% for the three months ended September 30, 2016 to $3,723,485 in 2016 from $3,269,573 for the three months ended September 30, 2015; management and service revenues for the nine months ended September 30, 2016 were $9,703,279, a 12% increase over the $8,688,151 reported for the nine months ended September 30, 2015.  The increase for the three months and nine months ended September 30, 2016 compared to September 30, 2015 is due the signing of a property under a Net Contract in February of 2016, the

Company achieving higher incentive fees from another property due to reaching pre-determined profit goals earlier in 2016 than in 2015, and an improvement in our foreign operations which includes favorable foreign exchange rates in 2016 when compared to 2015.

Other revenue was $700 for the three months ended September 30, 2016 compared to $800 for the three months ended September 30, 2015.  Other revenue was $2,400 for the nine months ended September 30, 2016 compared to $2,600 for the nine months ended September 30, 2015.

The Company recorded investment income of $14,000 and $11,000, for the three months ended September 30, 2016 and 2015, respectively, which represents the Company’s 7% share of the income from the limited liability company that owns one of the hotels managed by the Company.  For the nine months ended September 30, 2016 and 2015, the Company reported investment income of $42,000 and $79,000, respectively.

Expenses

Attributed property expenses are those expenses related to the management of the resort and condominium properties which are operated on a Gross Contract basis.  Attributed property expenses for the three months ended September 30, 2016 compared to 2015 increased by 3%, from $2,869,177 to $2,958,553; attributed property expenses for the nine months ended September 30, 2016 compared to 2015 increased by 2%, from $8,415,285 to $8,602,538.  The increase is attributed to the acquisition of a Gross Contract in July 2015.

Compared to the prior year, payroll and office expenses increased by 8% from $3,203,476 for the three months ended September 30, 2015 to $3,472,295 for the three months ended September 30, 2016; payroll and office expenses increased by 8%, from $8,757,648 for the nine months ended September 30, 2015 to $9,441,789 for the nine months ended September 30, 2016.  The increase in cost is a result of additional payroll costs for Net Contracts which we acquired in February 2016 and July 2015 and the higher revenues experienced for the three and nine months ended September 30, 2016 when compared to the three and nine months ended September 30, 2015.

Administrative and general expenses increased by 58% from $98,596 to $155,608 for the three months ended September 30, 2016 as compared to 2015; administrative and general expenses increased by 26% from $390,510 to $490,736 for the nine months ended September 30, 2016 as compared to 2015.  This increase was due to additional contracted labor costs related to converting our central reservations systems, higher Hawaii general excise tax expense related to the increase in our total revenue, and the production of collateral and other materials which will be used for marketing to prospective clients.

Depreciation

Our business is to provide services to our clients and as such does not require a great deal of capital expenditure for equipment or fixed assets.  As a result, depreciation expense was $69,457 and $50,923 for the three months ended September 30, 2016 and 2015, respectively, and $191,027 and $164,148 for the nine months ended September 30, 2016 and 2015, respectively.

Equity Method Investment Income

In 2010 the Company acquired a 7% common series interest in the ownership of a hotel located in Hawaii. The Company received the interest in exchange for the Company’s assistance to the buyers of the hotel in negotiating the purchase, performing due diligence work and other consulting services.  During the three months ended September 30, 2016 and 2015, the Company recorded investment income of $14,000 and $11,000, respectively, representing the Company’s allocation of net income from its investment; for the nine months ended September 30, 2016 and 2015, the Company recorded investment income of $42,000 and $79,000, respectively.   The decrease for the nine months ended September 30, 2016 is due to the investment receiving a smaller dividend from its hotel during the nine months ended September 30, 2016 as compared to the prior year.

Interest Expense

Interest expense was $78,859 and $81,584 for the three months ended September 30, 2016 and 2015, respectively, and $238,250 and $261,496 for the nine months ended September 30, 2016 and 2015, respectively.   Included in interest expense is interest that is imputed on the mortgage note for our Podium located in New Zealand of $50,010 for the three months ended September 30, 2016 and 2015, and $150,030 for the nine months ended September 30, 2016 and 2015.

Income Taxes

Income tax expense for the three months ended September 30, 2016 and 2015 was $112,274 and $25,080, respectively.  Income tax expense for the nine months ended September 30, 2016 and 2015 was $190,020 and $31,319, respectively.  The increase in tax expense for the three and nine months ended September 30, 2016 as compared to 2015 is due to an increase in the net taxable income reported by our domestic operations.

Net (Loss) Income

Net income for the three months ended September 30, 2016 was $167,110 compared to $612 for the three months ended September 30, 2015; net income for the nine months ended September 30, 2016 was $264,370 compared to a net loss of $148,201 for the nine months ended September 30, 2015.  The improvement in net income is attributed to the higher revenues for the properties under management and additional properties managed during the three and nine months ended September 30, 2016 as opposed to the prior year.

Foreign Currency Translation Adjustment

For consolidated entities whose functional currency is not the U.S. dollar, Castle translates their financial statements into U.S. dollars. Assets and liabilities are translated at the spot rate currently in effect as of the financial statement date, and results of operations are translated using the weighted average exchange rate for the period.

Translation adjustments from foreign exchange are included as a separate component of stockholders’ equity. Changes in the carrying value of the assets and liabilities of the consolidated entities outside of the United States due to foreign exchange changes are reflected as Foreign Currency Adjustments.  Foreign Currency Translation Loss totaled $1,362 compared to income of $19,353 for the three months ended September 30, 2016 and 2015, respectively; foreign currency translation loss totaled $1,790 compared to income of $30,340 for the nine months ended September 30, 2016 and 2015, respectively.

Total Comprehensive (Loss) Income

Total comprehensive income for the three months ended September 30, 2016 was $165,748 as compared to $19,965 for the three months ended September 30, 2015; total comprehensive income for the nine months ended September 30, 2016 was $262,580 as compared to a loss of $117,861 for the nine months ended September 30, 2015.  This is primarily a result of the changes in revenue and operating expenses, investment income, and foreign exchange rates noted above.

EBITDA

Earnings before Interest, Depreciation, Taxes and Amortization (“EBITDA”) reflects the Company’s earnings without the effect of depreciation and amortization, interest income or expense, taxes, or certain other non-cash income or expense items.  EBITDA is a non-GAAP measure. The presentation of the financial information, which is not prepared under any comprehensive set of accounting rules or principles, is not intended to be considered in isolation of, or as a substitute for, the financial information prepared and presented in accordance with GAAP.  Castle’s management believes that in many ways EBITDA it is a good alternative indicator of the Company’s financial performance.  It removes the effects of non-cash depreciation and amortization of assets, as well as the fluctuations of interest costs based on the Company’s borrowing history and increases and decreases in tax expense brought about by changes in the provision for future tax effects rather than current income.  A comparison of EBITDA and net income is shown below.

Comparison of Net Income (Loss) to EBITDA:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net Income (Loss)	$ 167,110	$ 612	$ 264,370	$ (148,201)
Add Back:
Income Tax Provision	112,274	25,080	190,020	31,319
Net interest expense	78,859	81,584	238,250	261,496
Depreciation	69,457	50,923	191,027	164,148
EBITDA	$ 427,700	$ 158,199	$ 883,667	$ 308,762

EBITDA totaled $427,700 as compared to an EBITDA of $158,199 for the three months ended September, 2016 and 2015, respectively, representing a 170% increase.  EBITDA totaled $883,667 and $308,762 for the nine months ended September 30, 2016 and 2015, respectively, representing a 186% increase.  The increases in EBITDA are attributable to new contracts we have signed in both mid-2015 and early 2016, together with an overall increase in revenue and fees at the properties we represent.

Liquidity

Our primary sources of liquidity include available cash and cash equivalents, and borrowing under the credit facility which was secured in October 2008, consisting of a $300,000 line of credit.   As of September 30, 2016 the full amount of the line of credit was available to use. Additionally, our New Zealand subsidiary has an available NZ$300,000 (US$217,800) line of credit which was also fully available as of

September 30, 2016. These facilities contain representations and warranties, conditions, covenants and events of default that are customary for this type of credit facility but do not contain financial covenants.  The Company is in compliance with the terms and conditions of these borrowing covenants.  We do not believe the limitations contained in the credit facility will, in the foreseeable future, adversely affect our ability to use the credit facility and execute our business plan.

In June 2015, the Company also received a term loan of $200,000 from a local bank which was used to pay the licensing fees for our new central reservations system.  The loan is for a fixed interest rate of 5.875% with monthly payments of $3,855 and matures in June 2020 and the Company is in full compliance with the terms and conditions of the loan.  The balance of the loan as of September 30, 2016 and 2015 was $155,200 and $191,033, respectively.

In April 2016, the Company received a loan of $40,178 which was used to purchase equipment at one of the properties managed by the Company.  The loan is for a fixed interest rate of 4.43% with monthly payments of $749 and matures in March 2021.  The loan is secured by the equipment purchased and the Company is in full compliance with the terms and conditions of the loan.  The balance of the loan as of September 30, 2016 was $35,555.

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

We experienced net income of $264,370 for the nine months ended September 30, 2016 compared to a loss of $148,201 for the nine months ended September 30, 2015.  We have established a trend of operating profitability in recent quarters as we reported positive EBITDA in eleven of our last twelve quarters, and positive net income for our last five fiscal years.  We anticipate stabilization of the current occupancy levels, together with a slight increase in average rate trends and levels for the properties currently under contract for the remainder of 2016 when compared to 2015.  We will continue our efforts to expand the number of properties under management through the remainder of 2016, which will increase the overall revenue stream in 2016. The specific impact of these additions on revenue depends on the timing of when and if new properties are added during the year.  We have implemented a number of revenue enhancement and cost saving programs that will improve our profitability and cash flow.  We project that we will continue to improve the overall profitability, cash flow, and working capital liquidity through 2016. This view is based on the following assumptions:

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

· A stabilization of the United States / New Zealand exchange rates.

· The successful installation of our new reservations platform, allowing us to effectively penetrate the vacation rental market.

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

Critical Accounting Policies and Estimates

A summary of our significant accounting policies and estimates is discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes to those policies during the nine months ended September 30, 2016. The preparation of the financial statements in accordance with U.S. generally accepted accounting principles requires us to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities. Significant areas of uncertainty that require judgments, estimates and assumptions include the accounting for income taxes, asset impairment and collectability of accounts receivable. We use historical and other information that we consider to be relevant to make these judgments and estimates. However, actual results may differ from those estimates and assumptions that are used to prepare our financial statements.

New Accounting Pronouncements

See discussion under Note 2, New Accounting Pronouncements, to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q, for information on new accounting pronouncements.

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

Based on that evaluation, our chief executive officer (and acting chief financial officer) concluded that, as of September 30, 2016, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer (and acting chief financial officer), as appropriate, to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None during the nine months ended September 30, 2016.

Item 1A. Risk Factors.

Not required to be enumerated by smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

None during the nine months ended September 30, 2016.

Use of Proceeds of Registered Securities

No proceeds were received from the sale of registered securities during the nine months ended September 30, 2016.

Purchases of Equity Securities by Us and Affiliated Purchasers

None during the nine months ended September 30, 2016.

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

THE CASTLE GROUP, INC.

Date:	11/14/2016	By:	/s/Rick Wall
Rick Wall
Chief Executive Officer and Chairman of the Board of Directors and Acting CFO