Form 10-K
period 2016-12-31
CASTLE GROUP INC
filed 2017-04-07
CIK 918543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes [ ] No [X]

Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X]   No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer    [   ]

Accelerated filer            [   ]

Non-accelerated filer      [   ]

(Do not check if a smaller reporting company)

Smaller reporting company  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[   ] Yes   [X] No

Aggregate Market Value of Non-Voting Common Stock Held by Non-Affiliates

As of June 30, 2016, there were approximately 5,463,049 shares of common voting stock of the Issuer held by non-affiliates. As of June 30, 2016, the closing price of the common stock on the OTC Bulletin board was $.25 per share or an aggregate value of $1,365,762.

Applicable Only to Corporate Registrants

Number of shares outstanding of the Issuer’s common stock as of April 7, 2017:   10,056,392

Documents Incorporated by Reference

See Part IV, Item 15.  The Exhibit Index appears on page 39.

TABLE OF CONTENTS

PART I

PART II

PART III

PART IV

Item 15.	Exhibits, Consolidated Financial Statement Schedules.	40
Item 16.	Form 10-K Summary	40

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

Marketing Strategy

Most of our marketing efforts are focused towards acquiring and retaining guests for the properties we manage.  We have made investments in three of the properties that we manage, as we own the lobby and food and beverage areas in our New Zealand property, have a minority interest in a property in Hawaii, and in January 2015 purchased a commercial unit which includes the front desk for another property we manage in Hawaii.  Sales, advertising and marketing is handled by our sales staff and is done through various distribution channels including direct internet sales, wholesalers, online and traditional travel agencies, corporate and frequent traveler accounts, and group tour operators.   We also manage and operate an interactive web site (www.Castleresorts.com) for customers to view information about the properties we manage and make reservations to stay at the properties.  The website offers user friendly navigation, interactive features and rich content, while offering attractive rates and a travel booking engine that can handle rate conversions for over 100 foreign currencies.  The proprietary online booking and reservations engine supports a dynamic pricing model which maximizes revenues for all of our properties under management.

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

We offer a wide range of accommodations at various price points from exclusive private villas, full-service hotels, oceanfront resort condominiums, to modestly priced hotels with up to 286 guest rooms.  Our collection of all-suite condominium resorts, hotels, villas, lodges and vacation rentals allows customers to select the best accommodation to suit their individual style and budget.

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

We also have subsidiary companies set up in other regions of the Pacific Basin and while we believe that there are significant opportunities in this region, we have chosen to focus on obtaining additional contracts within our current markets due to the opportunities afforded by the sales of properties, foreclosures, underperformance of certain properties, and dissatisfaction with management of other properties by our competitors.  Management will explore expansion again into the Asian region when we determine that the economic conditions would make it once again economically feasible to enter these regions.

As part of our strategy to secure long term, multi-year management contracts, from time to time, we have found it advantageous to purchase or lease selected real property within a resort or condominium project.  We have ownership of two common areas in two properties we manage, one in New Zealand and one in Hawaii.  The real estate we own includes the areas used to check-in and check-out guests at those properties, providing us with a competitive edge over off-site management companies.

We also are looking for growth through the acquisition of ownership interests in hotels and/or other management companies.  In 2010, we took a major step forward in the domestic market as we secured an ownership interest in a Hawaii property that we manage.

In July 2015, we were awarded the management contract for a condominium rental program and the association of apartment owners management for a project in Kona, Hawaii.

In February 2016, we were awarded the management contract for a budget hotel located in Hilo, Hawaii.

In addition to focusing on growing our portfolio of managed properties, we will continue to focus efforts on securing additional equity ownership interests in properties and/or management companies in both the domestic and international markets.

Item 1A.  Risk Factors

Not required for smaller reporting companies.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Property

We lease office space for our principal executive offices.  This lease expires on October 31, 2019 at a rental cost that averages approximately $8,300 per month, plus the cost of common area maintenance.

We also lease additional office space for our finance and accounting operations, which expires on February 28, 2020 at a rental cost that averages $5,600 per month, plus the cost of common area maintenance.

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

Item 4.  Mine Safety Disclosures

Not Applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock began trading on December 31, 2007 under the trading symbol CAGU and is traded on the “pink sheets.” The OTC Bulletin Board is an over the counter market quotation system and as such, all stock prices reflect as noted by the system are inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Price Range of Common Stock

The price range per share of common stock presented below represents the highest and lowest sales prices for our common stock on the OTC Bulletin Board during each quarter of the two most recent fiscal years.

	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Fiscal 2016 price range per common share	$0.34-$0.48	$0.25-$0.30	$0.24-$0.26	$0.25-$0.30
Fiscal 2015 price range per common share	$0.27-$0.34	$0.26-$0.31	$0.27-$0.33	$0.20-$0.35

Holders of Record

There were approximately 280 owners of record of Castle’s common stock as of April 7, 2017.

Dividends

We have not paid any dividends with respect to our common stock, and do not intend to pay dividends on our common stock in the foreseeable future.  As more fully described in Note 7 to Castle’s consolidated financial statements included herein, in 1999 and 2000, we issued a total of 11,050 shares of $100 par value redeemable preferred stock.  Dividends are cumulative from the date of original issue and are payable semi-annually, when, and if declared by the board of directors beginning July 15, 1999, at a rate of $7.50 per annum, per share. Through the fiscal year ended December 31, 2001, we paid dividends to holders of record in the amount of $20,161.  At December 31, 2016, undeclared and unpaid dividends on these shares totaled $1,430,358 or $129.44 per preferred share. These dividends are not accrued as a liability, since no dividends have been declared.  We cannot pay dividends on our common stock until we declare and pay the cumulative dividends on our preferred stock.  It is the intention of management to utilize and reinvest all discretionary available funds into the development and expansion of our business, rather than for common stock dividend payments.

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

Use of Proceeds of Registered Securities

There were no proceeds received by us from the sale of registered securities during the 12 months ended December 31, 2016 or 2015.

Purchases of Equity Securities by Us and Affiliated Purchasers

There were no purchases of equity securities during the 12 months ended December 31, 2016 or 2015.

Item 6.  Selected Financial Data

Not Applicable

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

Revenue

The Company has two basic types of agreements.  Under a “Gross Contract” the Company records revenue which is based on a percentage of the gross rental proceeds received from the rental of hotel or condominium units.   Under a Gross Contract the Company pays a portion of the gross rental proceeds to the owner of the rental unit.  The Company only records as revenue the difference between the gross rental proceeds and the amount paid to the owner of the rental unit.  Under the Gross Contract, the Company is responsible for all of the operating expenses for the hotel or condominium unit.  Under a “Net Contract”, the Company receives a management fee that is based on a percentage of the gross rental proceeds received from the rental of hotel or condominium units.  Under the Net Contract, the owner of the hotel or condominium unit is responsible for all of the operating expenses of the rental program covering the owner’s unit and the Company also typically receives an incentive management fee, which is based on the net operating profit of the covered property. Additionally, under a Net Contract, in most cases we employ on-site personnel to provide services such as housekeeping, maintenance and administration to property owners under our management agreements and for such services, we recognize revenue in an amount equal to the expenses incurred.  Under both types of agreements, revenues are recognized after services have been rendered.  A liability is recognized for any deposits received for which services have not yet been rendered for our Gross Contract properties.

For 2016, our revenue trend is reflective of the tourism industry of Hawaii which experienced its fifth year of growth in both arrivals and visitor spending.  The Hawaii Tourism Authority (HTA) announced a record 8.9 million visitors to Hawaii in 2016, up 3% from 2015, fueled by a 0.7% increase in passenger seats to Hawaii.  Visitor expenditures also increased by 4.2% to $15.6 billion when compared to 20151.

Castle’s Revenues totaled $26,291,200 for the year ended December 31, 2016, representing an 8.6% increase from $24,209,205 in 2015. This increase is attributed to the improvement of the Hawaii tourism industry, the addition of a property contract in February 2016, and the full twelve months of operation for a property contract we signed in July 2015.

Managed property revenue increased 8.6% to $26,287,700 in 2016 from $24,205,805 in 2015.  The increase is attributed to the improvement of the Hawaii tourism industry, managing a property for a full twelve months in 2016 for a property we signed in July 2015, the addition of a hotel net management agreement in February of 2016 and a bonus incentive management fee received from one of our managed properties in 2016.  For presentation of 2015 results, the company combined previously reported “Revenue attributed from properties” and “Management and service” revenue into a new revenue line “Managed property revenue” to more accurately account for the revenues that the Company receives from its properties under management, and to also match those revenues with the direct costs associated with Managed property revenue.

1 Hawaii Tourism Authority: http://hawaiitourismauthority.org/research/research/visitor-highlights/

Other revenue was $3,500 in 2016 compared to $3,400 in 2015 and includes transfer fees we receive from owners of units within condominium associations we manage.

The Company reported Income From Equity Method Investment of $75,525 in 2016 compared to $114,503 in 2015, which represents our share of the income attributable to a minority ownership in a domestic hotel.  The decrease in investment income is due to the lower income reported by the limited liability corporation that owns the hotel in 2016 as compared to 2015.  In 2015, the limited liability corporation that owns the hotel received additional income that was non-recurring in nature.  In 2015 the investment income represented 28.5% of our pretax income.  We do  not  anticipate  that  the  amount  of  income  from  this  investment  will exceed  20%  of  our  pretax  income in future years.

Costs and Expenses

Total operating expenses were $25,395,664 in 2016, an increase of 7.7% when compared to $23,580,935 in 2015.  The increase in operating expenses is attributed to the 8.6% increase in our total revenue and the additional expenses.

Managed property expense was $21,332,304 in 2016, an increase of 7.4% when compared to $19,867,317 in 2015.  Managed property expense includes the operating expenses of the properties which are managed under Gross Contracts and the direct payroll and related costs for the properties managed under a net contract.  The increase in expenses is a result of the 8.6% increase in total revenues. For the presentation of 2015 results, the Company increased Managed property expense by $115,676 which represents the recovery of a written off bad debt that was previously shown as a reduction in this expense in the 2015 results.  The original write-off of this bad debts was charged to Administrative and general expenses and therefore the Company has reclassified the 2015 recovery of the bad debt as a reduction in Administrative and general expenses.

Administrative and general expense totaled $3,839,202 in 2016, an increase of 9.8% as compared to $3,496,349 for 2015.  Administrative and general expense includes the payroll and other operating costs of the Company’s centralized corporate office, which supports all of our managed properties.  The increase is due to the contracting of personnel through staffing agencies to assist us with the conversion of our central reservations and property management systems data to our new system and increases in corporate travel to our properties to assist with the conversion.  The Company also increased its corporate marketing costs through the production of brochures and videos which will be used for prospective clients.  Also contributing to the increase are Hawaii state general excise taxes on the increased revenues in 2016 compared to 2015.  For the presentation of 2015 results, the Company decreased Administrative and general expenses by $115,676 which represents the recovery of a previously written off bad debt.  The decrease is the result of a reclassification of this recovery from Managed property expense to Administrative and general expenses, as the original write-off of this bad debt was charged to Administrative and general expenses. Also for presentation of 2015 results, the Company increased Administrative and general expenses by $3,105,911 which represents the payroll and other operating costs of our centralized corporate offices.

Depreciation expense of $224,158 in 2016 showed a slight increase when compared to $217,269 in 2015.   The increase is due to the Company purchasing vehicles for one of its Hawaii properties and various equipment purchases for our Podium in New Zealand.

Interest expense totaled $319,425 for 2016, a decrease of 6.5% as compared to $341,725 in 2015.  This decrease is due to our payments of $762,432 against our long term debt during 2016.  Total interest expense includes non-cash imputed interest amounting to $200,040 for each of the years ended December 31, 2016 and 2015, respectively.  Effective January 1, 2013, the note payable in New Zealand called for payments of NZ$40,000 per month to be applied to the principal balance plus interest payments to Westpac on the debt that was assumed as part of the purchase price of the Podium.  The agreement does not provide for interest to be paid on the balance of the note and therefore, we have imputed interest on the non-Westpac portion of the note payable so that the combined interest rate paid on the note payable is approximately 5.4%, a rate similar to the Westpac portion.  The amount of imputed interest we recorded was offset with an increase in additional paid in capital on our balance sheet.

The Company believes that the deferred tax assets in the United States is more likely than not realizable.  Although the Company also has net operating losses that are available to carryforward from its non-US operations, due to the uncertainty of those tax benefits being used in future years, the Company has set up an allowance for 100% of those foreign tax benefits.  Income tax expense for 2016 totaled $363,077 a 60.4% increase when compared to $226,388 in 2015.  The Company’s deferred tax asset balance of $536,371 on December 31, 2016 reflects the Company’s estimate of the amount which will offset tax liabilities from expected taxable income in future years.  The Company expects to be profitable in 2017 and in future years as additional properties and management contracts are added.  We have established a history of profitability, reporting net income from our domestic operations for the past six years.  We believe that it is likely that our US deferred tax asset will be fully utilized in future years.  The useful life of the tax asset extends well into the projected taxable periods. Further, the nature of the derivation of the tax asset is directly applicable to the nature of the expected tax liability in future periods; as such the ‘quality’ of the tax asset in relation to the expected utilization is high.  (See Note 9 of the Notes to Consolidated Financial Statements.)

The Company’s US based net operating losses available for future use are as follows:

Year	Available Net Operating Loss	Expires
2007	$ 18,840	2027
2008	669,147	2028

Total Available	$ 687,987

Net income for the year ended December 31, 2016, was $288,559, an increase of 65.2% when compared to net income of $174,660 for the year ended December 31, 2015.   The increase is attributed to changes in revenues and costs and expenses as discussed in Item 7.

Non-GAAP Measures

EBITDA reflects the Company’s earnings without the effect of depreciation, amortization, interest income or expense or income taxes. Castle’s management believes that EBITDA is a good alternative indicator of the Company’s financial performance because it removes the effects of non-cash depreciation and amortization of assets as well as the fluctuations of interest costs based on Castle’s borrowing history, and increases and decreases in tax expense brought about by changes in the provision for future tax effects rather than current income.

EBITDA as presented in this annual Report is a supplemental measure of our performance that are neither required by, nor presented in accordance with, generally accepted accounting principles (“GAAP”). EBITDA is not a measurement of our financial performance under GAAP and should not be considered as alternative to net income, operating income, or any other performance measures derived in accordance with GAAP, or as alternative to cash flow from operating activities as a measure of our liquidity. In addition, in evaluating EBITDA, you should be aware that in the future we will incur expenses or charges such as those added back to calculate EBITDA. Our presentation of EBITDA should not be construed as an inference that our future results will be unaffected by unusual or nonrecurring items.

EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as substitutes for analysis of our results as reported under GAAP. Some of these limitations are (i) it does not reflect our cash expenditures, or future requirements for capital expenditures or contractual commitments, (ii) they do not reflect changes in, or cash requirements for, our working capital needs, (iii) it does not reflect interest expense, or the cash requirements necessary to service interest or principal payments, on our debt, (iv) although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA does not reflect any cash requirements for such replacements, (v) it does not adjust for all non-cash income or expense items that are reflected in our statements of cash flows, and (vi) other companies in our industry may calculate this measure differently than we do, limiting its usefulness as comparative measures.

We compensate for these limitations by providing specific information regarding the GAAP amounts excluded from such non-GAAP financial measures. We further compensate for the limitations in our use of non-GAAP financial measures by presenting comparable GAAP measures more prominently.

We believe that EBITDA facilitates operating performance comparisons from period to period by isolating the effects of some items that vary from period to period without any correlation to core operating performance or that vary widely among similar companies. These potential differences may be caused by variations in capital structures (affecting interest expense), tax positions (such as the impact on periods or companies of changes in effective tax rates or net operating losses) and the age and book depreciation of facilities and equipment (affecting relative depreciation expense). We also present EBITDA because (i) we believe that this measure is frequently used by securities analysts, investors and other interested parties to evaluate companies in our industry, (ii) we believe that investors will find these measures useful in assessing our ability to service or incur indebtedness, and (iii) we use EBITDA internally as benchmark to compare our performance to that of our competitors.

A comparison of EBITDA and Net Income for 2016 and 2015 are shown below.  For 2016, EBITDA was $1,195,219 as compared to $960,042 for 2015, an increase of 24.5%.   The increase in EBITDA is attributed to the overall improvement in the tourism industry for both domestic and foreign operations. This increase was attained even though in 2016 the Company expended additional funds for the installation of its new reservations and property management systems.

Reconciliation of GAAP Net Income to EBITDA:

	Twelve months ended December 31,
	2016	2015
Net Income (GAAP)	$ 288,559	$174,660
Add Back:
Income Tax Provision	363,077	226,388
Interest Expense	319,425	341,725
Depreciation	224,158	217,269
EBITDA (non-GAAP)	$1,195,219	$960,042

Liquidity

Our primary sources of liquidity include available cash and cash equivalents, and borrowing under our credit facilities consisting of a $600,000 line of credit for our US operations and a NZ$150,000 line of credit for our New Zealand operations.  These facilities contain representations and warranties, conditions, covenants and events of default that are customary for this type of credit facility but do not contain financial covenants.  We do not believe the limitations contained in the credit facility will, in the foreseeable future, adversely affect our ability to use the credit facility and execute our business plan.  Over the past two years, the Company has not needed to make any draws against these lines of credit.  As of December 31, 2016 and April 7, 2017, both of our US line of credit of $600,000 and the NZ$150,000 lines were fully available.

The due date for our New Zealand loan (see note 6 to the Consolidated Financial Statements), is March 31, 2019 with an additional extension to March 31, 2024 available if we are not in default of the loan provisions.  Although no assurance can be given, management is confident that the Company will be able to generate the operating cashflow necessary to service the loan payment requirements through the due date of the loan, and also that management will be able to extend the due date of the loan for the operation period to March 31, 2024.

In June of 2015 we secured a $200,000 term loan for our US operations.  The funds were used to finance the installation of our new property management and central reservations systems which we are currently installing and expect to fully launch by the third quarter of 2017.  Some of our properties under management have already converted to our new system.

Expected uses of cash in fiscal 2017 include funds required to support our operating activities, including continuing to opportunistically and selectively expand the number of properties under our management.  We are also in the installation phase of our new property management system and central reservations system which will allow us to operate more efficiently and will also allow us to better compete in the vacation rental market.  Management is confident that it will be able to generate sufficient operating cashflow to meet these expected uses of cash in fiscal 2017 and beyond.

The trend towards continued improvement in our bottom line is due to the improvement in the tourism industry that we have experienced since the economic downturn that occurred in 2008, together with various cost control initiatives undertaken by the Company since 2008. We experienced Net Income of $288,559 in 2016 and Net Income in 2015 of $174,660. The Company has reported Net income and positive EBITDA for the last six years.  We anticipate that occupancy levels and average room rates will show a slight increase in 2017 for the properties currently under management.  In July 2015 we secured a contract for a condominium rental pool located in Kona, Hawaii together with a contract to manage the association of apartment owners at the property.  In February 2016, we secured the management contract for a property located in Hilo, Hawaii.  We plan to continue in expanding the number of properties under management, which will increase the overall revenue stream in 2017 as there are several inquiries that we have made for management of additional properties.   The specific impact of these additions on revenue depends on the timing of when and if new properties are added during the year.

More importantly, since the recession of 2008-2009 we implemented a number of operational cost saving and efficiency programs that improved our profitability and cash flows which resulted in positive Net Income and EBITDA for each of the past six years ended December 31, 2011 through and including December 31, 2016.  We believe that this represents a significant turnaround since the recession years as our EBITDA continued to improve as the tourism industry improved and our cost saving programs went into effect.  We project that the Company will continue to improve the overall profitability, cash flows, and working capital liquidity through 2017. This view is based on the following assumptions:

•

Continued improvement in global macroeconomic trends in consumer spending and especially travel spending by consumers, and the resulting visitation trends to Hawaii and New Zealand.

•

An increase in occupied room nights and average daily rates at the properties we manage as compared to recent years.

•

Continued expansion of the number of properties under management, with emphasis on Hawaii and New Zealand.

•

The emergence of travelers from China, Korea and other Asian countries as airlines add more flights from these destinations.

•

An increase in travelers from the US mainland, as the risk of terrorism and anti-American sentiments in locations such as Mexico will result in more travel vacations taken within the US instead of to foreign countries.

•

An increase in air capacity to Hawaii and the introduction of direct flights from foreign destinations in 2017 such as from Taiwan, which implemented a VISA waiver program, China, Japan and Oceania.

•

The availability of our lines of credit in both New Zealand and Hawaii.

•

The installation of a new property management and reservation system which will allow us to better compete in the vacation rental market.

Based on current revenue forecasts and operating projections we anticipate recording an Operating Profit for the first quarter of 2017, and our current forecasts and projections anticipate that the Company will be profitable in calendar 2017.  Our plans to manage our liquidity position in fiscal 2017 include:

•

Maintaining controls over expenses, while maintaining strong relationships with our owners and travel wholesalers and partners to ensure continuity and good communication.

•

Maintaining our relationships with banks and other institutions and through improved profitability and financial stability increase our borrowing availability under our credit facility which we were successful in doing in the past.

•

Continue to modify our operating models for select resort condominium properties to more closely mirror the vacation rental market with its limited services and lower operating costs.  Our investment into a new property management and central reservations system will allow us to compete in the vacation rental market.

We have considered the impact of the financial outlook on our liquidity and have performed an analysis of the key assumptions in our forecast such as sales, gross margin and expenses. We have performed an evaluation of our relationships with our travel partners and property owners and an analysis of cash requirements, other working capital changes, capital expenditures and borrowing availability under our credit facilities. Based upon these analyses and evaluations, we expect that our anticipated sources of liquidity will be sufficient to meet both our short term and long term obligations for the next one year from the issuance of this annual report without disposition of assets outside of the ordinary course of business or significant revisions of our planned operations.

Other Borrowings

In June 2015, the Company secured a $200,000 term loan which was used to finance the installation and training for our new property management and central reservations systems.

In October 2016, the Company extended, for another year, its available credit facilities by renewing our line of credit with a local Hawaii bank (which we increased from $300,000 to $600,000 in October 2016).  As of April 7, 2017, the Company has the full $600,000 line of credit available for use.

We have a NZ$150,000 line of credit with a New Zealand bank to finance its general working capital flows in New Zealand. As of December 31, 2016 and 2015, and April 7, 2017 there were no borrowings against this line of credit.

Off-Balance Sheet Arrangements

The Company leases two office spaces that expire on October 31, 2019 and February 28, 2020.  For the years ended December 31, 2016 and 2015, the Company paid $368,768 and $324,395, respectively, in lease expense for these leases. As of December 31, 2016, the future minimum rental commitment under these leases was $954,692.

Year	Amount
2017	321,522
2018	324,003
2019	290,449
2020	18,688
Total	$ 954,692

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

Critical Accounting Policies and Estimates

Please refer to Note 1 to the consolidated financial statements within Item 8. Financial Statements and Supplementary Data for the critical accounting policies and estimates of the Company.

New and Recent Accounting Pronouncements

Please refer to Note 1 to the consolidated financial statements within Item 8. Financial Statements and Supplementary Data for information on new and recent accounting pronouncements impacting the Company.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

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

Item 8.  Financial Statements and Supplementary Data

The Castle Group, Inc.

Table of Contents

Reports of Independent Registered Public Accounting Firms	Page 15
Consolidated Balance Sheets – December 31, 2016 and 2015	Page 17
Consolidated Statements of Comprehensive Income - Years Ended December 31, 2016 and 2015	Page 18
Consolidated Statements of Cash Flows – Years Ended December 31, 2016 and 2015	Page 19
Consolidated Statements of Stockholders’ Equity - Years Ended December 31, 2016 and 2015	Page 20
Notes to Consolidated Financial Statements	Pages 21-32

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors

The Castle Group, Inc.

We have audited the accompanying consolidated balance sheet of The Castle Group, Inc. (the “Company”) as of December 31, 2016 and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Castle Group, Inc. at December 31, 2016, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of presentation of deferred taxes in 2016 due to the adoption of Financial Accounting Standards Board Accounting Standards Update 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This change was applied retrospectively to all periods presented.

/s/ BDO USA, LLP

Salt Lake City, Utah

April 7, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors

The Castle Group, Inc.

We have audited the accompanying consolidated balance sheet of The Castle Group, Inc. (the “Company”) as of December 31, 2015 and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Castle Group, Inc. at December 31, 2015, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Mantyla McReynolds, LLC

Salt Lake City, Utah

March 30, 2016, except for the Reclassification paragraph in Note 1 which is as of April 7, 2017

THE CASTLE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2016 & 2015

ASSETS
	DECEMBER 31, 2016	DECEMBER 31, 2015
Current Assets
Cash and cash equivalents	$ 2,775,956	$ 2,370,557
Accounts receivable, net of allowance for bad debts	2,405,473	2,037,058
Note receivable, current portion	15,000	15,000
Prepaids and other current assets	347,049	384,170
Total Current Assets	5,543,478	4,806,785
Property plant & equipment, net	6,100,677	6,032,375
Deposits and other assets	127,484	146,271
Notes receivable	173,878	178,536
Investment in limited liability company	616,717	562,367
Deferred tax asset, net	536,371	899,448
Goodwill	54,726	54,726

TOTAL ASSETS	$ 13,153,331	$ 12,680,508

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 3,101,074	$ 2,694,688
Deposits payable	882,641	816,264
Current portion of long term debt	378,694	364,870
Current portion of long term debt to related parties	37,919	34,325
Accrued salaries and wages	1,716,485	1,521,489
Accrued taxes	29,387	52,507
Other current liabilities	-	3,232
Total Current Liabilities	6,146,200	5,487,375
Non Current Liabilities
Long term debt, net of current portion	4,847,168	5,509,766
Long term debt to related parties, net of current portion	-	37,919
Total Non Current Liabilities	4,847,168	5,547,685
Total Liabilities	10,993,368	11,035,060
Stockholders' Equity
Preferred stock, $100 par value, 50,000 shares authorized, 11,050	1,105,000	1,105,000
shares issued and outstanding in 2016 and 2015, respectively
Common stock, $.02 par value, 20,000,000 shares authorized, 10,056,392	201,129	201,129
shares issued and outstanding in 2016 and 2015, respectively
Additional paid-in capital	5,322,708	5,093,614
Accumulated deficit	(4,515,200)	(4,803,759)
Accumulated other comprehensive income	46,326	49,464
Total Stockholders' Equity	2,159,963	1,645,448

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 13,153,331	$ 12,680,508

The accompanying notes are an integral part of these consolidated financial statements

THE CASTLE GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2016 & 2015

	2016	2015
Revenues
Managed property revenue	$ 26,287,700	$ 24,205,805
Other revenue	3,500	3,400
Total Revenues	26,291,200	24,209,205

Operating Expenses
Managed property expense	21,332,304	19,867,317
Administrative and general	3,839,202	3,496,349
Depreciation	224,158	217,269
Total Operating Expense	25,395,664	23,580,935
Operating Income	895,536	628,270
Income from equity method investment	75,525	114,503
Interest expense	(319,425)	(341,725)
Income before taxes	651,636	401,048
Income tax provision	(363,077)	(226,388)
Net Income	288,559	174,660
Change in unpaid cumulative dividends on convertible preferred stock	(82,875)	(82,875)
Net Income Applicable to Common Stockholders	$ 205,684	$ 91,785

Earnings Per Common Share
Basic	$ 0.02	$ 0.01
Diluted	$ 0.02	$ 0.01
Weighted Average Shares
Basic	10,056,392	10,053,296
Diluted	10,056,392	10,053,296

Net Income	$ 288,559	$ 174,660
Other Comprehensive Income (Loss)
Foreign currency translation adjustment	(3,138)	22,280
Total Comprehensive Income	$ 285,421	$ 196,940

The accompanying notes are an integral part of these consolidated financial statements

THE CASTLE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2016 & 2015

	2016	2015
Cash Flows from Operating Activities
Net income	$ 288,559	$ 174,660
Adjustments to reconcile from net income to net cash from
operating activities:
Depreciation	224,158	217,269
Recovery of bad debt	(390,635)	(115,676)
Stock issued as compensation	-	2,000
Warrants granted as compensation	29,054	-
Non cash interest expense	200,040	200,040
Income from equity method investment	(75,525)	(114,503)
Distributions from equity method investments	21,175	116,200
Deferred taxes	363,077	226,388
(Increase) decrease in
Accounts receivable	(367,735)	225,851
Other current assets	38,623	36,025
Notes receivable	395,293	122,158
Increase (decrease) in
Deposits and other assets	4,323	20,480
Accounts payable and accrued expenses	583,144	290,515
Deposits payable	65,882	(36,647)
Net Cash Provided by Operating Activities	1,379,433	1,364,760

Cash Flows from Investing Activities
Purchase of fixed assets	(227,586)	(369,890)
Net Cash Used In Investing Activities	(227,586)	(369,890)

Cash Flows from Financing Activities
Proceeds from notes	40,178	200,000
Payments on notes to related parties	(34,325)	(31,072)
Payments on notes	(762,432)	(468,784)
Net Cash Used In Financing Activities	(756,579)	(299,856)

Effect of foreign currency exchange rate on changes in cash and cash equivalents	10,131	(78,237)

Net Change in Cash and Cash Equivalents	405,399	616,777
Beginning Balance	2,370,557	1,753,780
Ending Balance	$ 2,775,956	$ 2,370,557

Supplementary Information
Cash Paid for Interest	$ 119,385	$ 141,685
Noncash forgiveness of related party debt	$ -	$ 14,000
Cash Paid for Income Taxes	$ 16,067	$ -

The accompanying notes are an integral part of these consolidated financial statements

THE CASTLE GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2016 & 2015

	Preferred		Common		Additional		Accumulated Other
	Stock		Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance 12/31/14	11,050	$ 1,105,000	10,046,392	$200,929	$4,877,774	$(4,978,419)	$ 27,184	$ 1,232,468

Net Income 12/31/15	-	-	-	-	-	174,660	-	174,660

Stock Issued as Compensation	-	-	10,000	200	1,800	-	-	2,000
Additional paid in capital from debt forgiveness	-	-	-	-	14,000	-	-	14,000
Foreign Currency Translation Adjustment	-	-	-	-	-	-	22,280	22,280

Imputed Interest Expense - related party note	-	-	-	-	200,040	-	-	200,040

Balance 12/31/15	11,050	1,105,000	10,056,392	201,129	5,093,614	(4,803,759)	49,464	1,645,448

Net Income 12/31/16	-	-	-	-	-	288,559	-	288,559

Warrants Issued	-	-	-	-	29,054	-	-	29,054

Foreign Currency Translation Adjustment	-	-	-	-	-	-	(3,138)	(3,138)

Imputed Interest Expense - related party note	-	-	-	-	200,040	-	-	200,040

Balance 12/31/16	11,050	$1,105,000	10,056,392	$ 201,129	$5,322,708	$(4,515,200)	$ 46,326	$ 2,159,963

The accompanying notes are an integral part of these consolidated financial statements

THE CASTLE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Summary of Significant Accounting Policies

Organization

The Castle Group, Inc. was incorporated under the laws of the State of Utah on August 21, 1981.  The Castle Group, Inc. operates in the hotel and resort management industry in the State of Hawaii, New Zealand, and the Commonwealth of Saipan under the trade name “Castle Resorts and Hotels.”  The accounting and reporting policies of The Castle Group, Inc. conform with accounting principles generally accepted in the United States of America (“GAAP”) and to practices accepted within the hotel and resort management industry.

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

Use of Management Estimates in Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Accounts Receivable

The Company records accounts receivable for revenue earned but not yet collected.  The Company estimates allowances for doubtful accounts based on the aged receivable balances and historical losses.  If the Company determines any account to be uncollectible based on significant delinquency or other factors, it is immediately written off.  An allowance for bad debts has been provided based on estimated losses amounting to $166,570 and $178,376 as of December 31, 2016 and 2015, respectively.

Property, Plant, and Equipment

Property, plant, and equipment are recorded at cost.  When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounting records, and any resulting gain or loss is reflected in the Consolidated Statement of Comprehensive Income for the period.  The cost of maintenance and repairs is expensed as incurred.  Renewals and betterments are capitalized and depreciated over their estimated useful lives.

At December 31, 2016 and 2015, property, plant, and equipment consisted of the following:

	2015	2015
Real estate - Podium	$ 7,181,225	$ 7,095,179
Land and improvements	248,000	248,000
Equipment and furnishings	1,671,509	1,569,805
Computer software	143,568	-
Less accumulated depreciation	(3,143,625)	(2,880,609)
Net property, furniture and equipment	$ 6,100,677	$ 6,032,375

Depreciation is computed using the straight-line methods over the estimated useful life of the assets (Equipment and furnishings 5 to 7 years, Podium 50 years, and Improvements 30 years).  Land is not depreciated.  For the years ended December 31, 2016 and 2015, depreciation expense was $224,158 and $217,269, respectively.

Goodwill

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

The Company has the option to perform a qualitative assessment of goodwill prior to completing the two-step process described above to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill and other intangible assets. If the Company concludes that this is the case, it must perform the two-step process. Otherwise, the Company will forego the two-step process and does not need to perform any further testing. During 2016, the Company performed qualitative assessments on the entire consolidated goodwill balance.

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

The Company has two basic types of agreements.  Under a “Gross Contract” the Company records revenue which is based on a percentage of the gross rental proceeds received from the rental of hotel or condominium units.   Under a Gross Contract the Company pays a portion of the gross rental proceeds to the owner of the rental unit.  The Company only records as revenue the difference between the gross rental proceeds and the amount paid to the owner of the rental unit.  Under the Gross Contract, the Company is responsible for all of the operating expenses for the hotel or condominium unit.  Under a “Net Contract”, the Company receives a management fee that is based on a percentage of the gross rental proceeds received from the rental of hotel or condominium units.  Under the Net Contract, the owner of the hotel or condominium unit is responsible for all of the operating expenses of the rental program covering the owner’s unit and the Company also typically receives an incentive management fee, which is based on the net operating profit of the covered property. Additionally, under a Net Contract, in most cases The Company employs on-site personnel to provide services such as housekeeping, maintenance and administration to property owners under the Company’s management agreements and for such services the Company recognizes revenue in an amount equal to the expenses incurred.  Under both types of agreements, revenues are recognized after services have been rendered. A liability is recognized for any deposits received for which services have not yet been rendered for properties managed under a Gross Contract.

Under a Gross Contract, the Company records the expenses of operating the rental program at the property covered by the agreement. These expenses include housekeeping, food and beverage, maintenance, front desk, sales and marketing, advertising and all other operating costs at the property covered by the agreement.  Under a Net Contract, the Company does not record the operating expenses of the property covered by the agreement, other than the personnel costs mentioned in the previous paragraph.  The difference between the Gross and Net Contracts is that under a Gross Contract, all expenses, and therefore the ownership of any profits or the covering of any operating loss, belong to and is the responsibility of the Company; under a Net Contract, all expenses, and therefore the ownership or any profits or the covering of any operating loss belong to and is the responsibility of the owner of the property.

Advertising, Sales and Marketing Expenses

The Company incurs sales and marketing expenses (mostly consisting of employee wages) in conjunction with the production of promotional materials, trade shows, and related travel costs.  The Company expenses advertising and marketing costs as incurred or as the advertising takes place.  For the years ended December 31, 2016 and 2015, total advertising expense was $1,178,320 and $1,083,883 respectively, and are included in administrative and general expense.

Stock-Based Compensation

The Company has accounted for stock-based compensation by recording an expense associated with the fair value of stock-based compensation over the requisite service period, which typically represents the vesting period.  For employees, the measurement date is the grant date.  For non-employees the measurement date is the earlier of the date of performance completion or the date of performance commitment if a sufficient disincentive to perform exists.  The Company currently uses the Black-Scholes option valuation model to calculate the valuation of stock options and warrants at the measurement date.  Option pricing models require the input of highly subjective assumptions, including the expected price volatility.  Changes in these assumptions can materially affect the fair value estimate.  In December 2016, the Company granted a total of fully vested 200,000 warrants to purchase the Company’s common stock at a price of $1.00 per share, exercisable on or before December 12, 2021 by issuing 50,000 warrants to each of four employees.  Using the Black-Scholes model, the warrants were valued at $0.14527 for each warrant and the Company recorded an expense of $29,054 and an increase of the same amount to Additional Paid in Capital.  No warrants were exercised as of December 31, 2016.

In May of 2015, the Company issued 10,000 shares of common stock to an employee as compensation.   The shares were unregistered shares and therefore are restricted shares.  The Company valued the shares at $0.20 per share and recorded compensation expense of $2,000.

Income Taxes

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company has recorded deferred tax assets for the Company’s US based operations as these benefits will more likely than not be realized in the future.  The Company does not recognize any deferred tax assets from its net operating losses from the Company’s foreign operations, as it is not likely that these tax benefits will be realized in the future.

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement.  Unrecognized tax benefits are tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards.  The Company’s policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense.  For the years ended December 31, 2016 and 2015, the Company did not recognize any interest or penalties in its Statement of Comprehensive Income, nor did it have any interest or penalties accrued in its Balance Sheet at December 31, 2016 and 2015, relating to unrecognized tax benefits.

Basic and Diluted Earnings per Share

Basic earnings per share of common stock were computed by dividing income available to common stockholders by the weighted average number of common shares outstanding.  Diluted earnings per share were computed using the treasury stock method for vested warrants and the two-class method for redeemable preferred stock. The calculation of diluted earnings per share for 2016 and 2015 excludes 368,333 shares which would be issued upon conversion of the outstanding $100 par value redeemable preferred stock of the Company as they are considered to be anti-dilutive. The warrants for 600,000 shares and 400,000 shares for the years ended December 31, 2016 and 2015, respectively, are not included as they are considered to be anti-dilutive since the exercise price exceeded the average market price of the stock during the respective periods.  As the preferred shares and the warrants are considered to be anti-dilutive, the Company employed the two-class method and basic and diluted earnings per share were the same.

Reconciliation of Numerator and Denominator of the Basic and Diluted Earnings Per Share Computations:

	December 31, 2016			December 31, 2015
	Income	Shares	Per Share	Income	Shares	Per Share
	Numerator	Denominator	Amount	Numerator	Denominator	Amount
Basic EPS
Income Available to Common Stockholders	$ 205,684	10,056,392	$ 0.02	$ 91,785	10,053,296	$ 0.01
Effect of Dilutive Securities		-			-
Diluted EPS
Income Available to Common Stockholders plus Assumed Conversions	$ 205,684	10,056,392	$ 0.02	$ 91,785	10,053,296	$ 0.01

Concentration of Credit Risks

The Company maintains its cash with several financial institutions in Hawaii and New Zealand.  Balances maintained with the US institutions are occasionally in excess of US FDIC insurance limits.  As of December 31, 2016 and 2015, the Company had balances of $1,189,316 and $1,261,312, respectively, in excess of US federally insured limits of $250,000 per financial institution.  The Company also maintained cash in a New Zealand bank with balances of $1,144,304 and $608,820 at December 31, 2016 and 2015, respectively.  The New Zealand government does not provide any insurance for financial institution account losses.  The Company has never experienced any losses related to these balances.

Concentration in Market Area

The Company manages hotel properties in Hawaii and New Zealand, and is dependent on the visitor industries in these geographic areas.

Fair Value of Financial Instruments

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs.  A fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, may be used to measure fair value.  As of December 31, 2016 and 2015, there are no assets or liabilities measured at fair value on a recurring basis.  The carrying values of cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses approximate fair value due to the relatively short-term maturities of these financial instruments.  The carrying values of notes receivable and notes payable approximate fair value as these notes have interest rates or imputed interest rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Long-Lived Assets

The Company regularly evaluates whether events or circumstances have occurred that indicate the carrying value of long-lived assets may not be recoverable.  When factors indicate the asset may not be recoverable, the Company compares the related undiscounted future net cash flows to the carrying value of the asset to determine if impairment exists.  If the expected undiscounted future net cash flows are less than the carrying value, an impairment charge is recognized based on the fair value of the asset.  No impairments were indicated or recorded during the years ended December 31, 2016 and 2015.

Investment in Limited Liability Company

On July 23, 2010, the Company acquired a 7.0% common series interest in a limited liability corporation that owns a hotel located in Hawaii.  The investment is accounted for as an equity method investment since the Company has significant influence over the investee. During the years ended December 31, 2016 and 2015, the Company recognized $75,525 and $114,503, respectively, in income resulting from the portion of net income attributable to its common series ownership interest. In 2015, the limited liability corporation that owns the hotel received additional income that was non-recurring in nature.  In 2015 the investment income represented 28.5% of the Company’s pretax income.  The Company does not  anticipate  that  the  amount  of  income  from  this  investment  will exceed  20%  of  its  pretax income in future years.

Foreign Currency Translation and Transaction Gains/Losses

The US dollar is the functional currency of the Company’s consolidated entities operating in the United States.  The functional currency for the Company’s consolidated entities operating outside of the United States is generally the currency of the country in which the entity primarily generates and expends cash.  For consolidated entities whose functional currency is not the U.S. dollar, The Company translates its financial statements into U.S. dollars.  Assets and liabilities are translated at the exchange rate in effect as of the financial statement date, and the line items of the results of operations are translated using the weighted average exchange rate for the year. Translation adjustments resulting from these translations are included as a separate component of stockholders’ equity in accumulated other comprehensive income (loss).  Gains and losses resulting from foreign currency transactions are included in the consolidated statements of comprehensive income.

Reclassification

Adoption of New Accounting Pronouncement:

Deferred taxes – In November 2015, FASB issued ASU no. 2015-17, Balance Sheet Classification of Deferred Taxes. The ASU simplifies the presentation of deferred taxes on a classified statement of financial position by classifying all deferred taxes and liabilities as noncurrent. The effective date of this change for public companies is for fiscal years beginning after December 15, 2016 with early application available to all entities as of the beginning of an interim or annual period. This update may be applied either prospectively or retrospectively to all periods presented. The Company chose to early adopt this change in accounting principle as of (June 30, 2016).  For the presentation of the 2015 balance sheet entire balance of the current deferred tax asset of $509,117 has been moved to the non-current deferred tax asset.

Reclassifications:

The Company has reclassified certain prior-period amounts to conform to the current-period presentation.

For presentation of 2015 results, the company combined previously reported “Revenue attributed from properties” and “Management and service” revenue into a new revenue line “Managed property revenue” to better reflect the revenues that the Company receives from its properties under management, and to also match those revenues with the direct costs associated with Managed property revenue.

For the presentation of 2015 results, the Company combined previously reported “Attributed property expenses” and “Payroll and office expenses” into a new expense line “Managed property expense” to better reflect the direct operating costs associated with the Managed property revenue.  Management feels that combining the two costs into one expense line item better reflects the direct operating costs associated with the Managed property revenue.

For presentation of 2015 results, the Company increased Administrative and general expenses by $3,105,911 and correspondingly reduced Managed property expense to reclassify the payroll and other operating costs of our centralized corporate offices as these costs are more of an overhead nature than a variable cost associated with fluctuations in Managed property revenue.

For presentation of 2015 results, the Company reduced Administrative and general expenses by $115,676 and increased Attributed property and management departmental expenses by $115,676.  This is a result of a reclassification of the recovery of amounts previously written off as bad debts.

For presentation of the 2015 Statement of Cash Flows, the Company increased the Notes receivable collection by $115,676 and added a line Recovery of bad debt to show an offsetting decrease in Cash flows from operating activities to account for the reversal of $115,676 previously written off and the subsequent collection of the same amount.

Revision of Previously Issued Financial Statements for Correction of an Immaterial Error:

For presentation of the 2015 Statement of Cash Flows, the Company reclassified the Distributions from equity method investment which represents return on the investment from Cash flows from investing activities to Cash flows from operating activities in the amount of $116,200.

None of the reclassifications described above impacted the previously reported 2015 revenue, operating expenses, operating income, net income or stockholders’ equity.

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

In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, which is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 may be applied using either a full retrospective or a modified retrospective approach and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is not permitted. We are in the early stages of evaluating the effect of the standard on our financial statements, upon adoption our financial statements will include expanded disclosures related to contracts with customers, we are continuing our assessment of other impacts on our financial statements at this time. We are still assessing our method of adoption.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company has $954,692 of operating lease obligations as of December 31, 2016 (see Note 4) and upon adoption of this standard it will record a ROU asset and lease liability for present value of these leases which will have a material impact on the balance sheet. However, the statement of income recognition of lease expenses is not expected to change from the current methodology.

In March 2016, the FASB issued ASU 2016-09, Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The objective of this update is to simplify several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.  We will adopt ASU 2016-09 effective January 1, 2017 and will provide the necessary disclosures with our Form 10-Q for the period ending March 31, 2017.  The adoption of ASU 2016-09 will not have a material impact on our financial condition or results of operations.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230). The objective of this update is to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those annual periods and is to be applied utilizing a retrospective approach. Early adoption is permitted. The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other” ASU 2017-04 simplifies the accounting for goodwill impairment by eliminating Step 2 of the current goodwill impairment test, which required a hypothetical purchase price allocation.  Goodwill impairment will now be the amount by which the reporting unit’s carrying value exceeds its fair value, limited to the carrying value of the goodwill. ASU 2017-04 is effective for financial statements issued for fiscal years, and interim periods beginning after December 15, 2019.  Upon adoption, we will follow the guidance in this standard for the goodwill impairment testing.

2.   Related Party Transactions

Hanalei Bay International Investors (“HBII”)

As disclosed in Note 3, the Company has a receivable of $598,689 from Hanalei Bay International Investors (“HBII”). The Chairman and CEO of the Company is the sole shareholder of HBII Management, Inc., the managing General Partner of HBII.  In 2004, as part of the Company’s purchase of real estate in New Zealand, an assignment of $1,105,001 of the total note receivable from HBII was made to the seller of the real estate, with the Company remaining as guarantor should the note receivable not be collected before March 31, 2019.   In 2014, the Company amended the loan agreement whereby the assignment of the HBII note receivable was rescinded while the Company remained as guarantor on the total amount due to the seller of the real estate.  As a result of the amendment, the amounts are reported as part of Long term debt (see Note 6).  During the years ended December 31, 2016 and December 31, 2015, the Company collected $390,635 and $115,676, respectively, of the assignment and these amounts were used to pay down the note due to the seller of the real estate.

The New Zealand real estate loan matures on March 31, 2019.  An additional extension to March 31, 2024 is available if the Company remains current with its obligations in connection with the purchase of the New Zealand real estate.

Investment in LLC

In July 2010, the Company acquired a 7.0% interest in a limited liability company that purchased one of the properties managed by the Company.  After the purchase, the chief financial officer of Castle Resorts & Hotels, Inc. was appointed treasurer of a subsidiary of the limited liability company that owns the property (see Note 1).

Related Party Loans

In 2002, the Company’s Chairman and CEO advanced $117,316 to the Company for general working capital. The note bears interest at 10% and was due on or before January 1, 2016.  In January of 2015, the Company’s Chairman and CEO agreed to forgive $14,000 of the principal balance provided that the Company make principal and interest payments which will amortize the remaining balance of the loan at the specified interest rate over three years, through December 31, 2017.  During 2016, the Company made payments against the note of $34,325 and also made payments of $5,679 in interest accrued on the note.  At December 31, 2016, the balance of the note payable was $37,919.

In 2004, as part of the Company’s purchase of real estate in New Zealand (see HBII above), the seller of the real estate provided an interest free loan on a portion of the total purchase price.  The sellers of the real estate collectively own 0.7% of the outstanding common stock of the Company.

Rental of Unit

In September of 2013, an entity which is 57% owned by the Company’s Chairman and CEO purchased the front office unit at one of the managed properties, and the Company entered into a rental agreement for the front office unit.  The unit was previously owned by the Association of Apartment Owners of the property and was purchased in order to secure the Company’s rental of the space which is necessary to the Company’s operations at the property.  The rental agreement are on the same terms as the previous owner and there were no increases in rent or other charges.  The agreement calls for monthly rental payments of $6,000 plus Hawaii general excise tax.  For each of the years ended December 31, 2016 and 2015, the Company made rental payments of $75,000 for the unit.

3.   Notes Receivable

Notes receivable at December 31 consisted of the following:	2015	2015

Note receivable from HBII, which is secured through

an assignment of HBII’s right to receive proceeds through its financial interest in an unrelated real estate development

company (see Notes 2 and 4).

	$ 598,689	$ 989,325

Less Reserve for Uncollectible Notes	(598,689)	(989,325)

Note receivable from Oceanfront Realty, interest rate of 2%. Note is payment for the sale of one of the Company’s management contracts. Payments are payable based on 30% of the net profits originating from the contract.	188,878	193,536
Notes Receivable, Total	188,878	193,536
Less Current Portion	(15,000)	(15,000)

Notes Receivable, Non-current	$ 173,878	$ 178,536

4.   Commitments and Contingencies

Leases

The Company leases two office spaces that expire on October 31, 2019 and February 28, 2020.  For the years ended December 31, 2016 and 2015, the Company paid $368,768 and $324,395, respectively, in lease expense for these leases. As of December 31, 2016, the future minimum rental commitment under these leases was $954,692.

Year	Amount
2017	321,522
2018	324,003
2019	290,449
2020	18,688
Total	$ 954,692

Guarantee

The Company is a guarantor of its New Zealand subsidiaries’ debt incurred on the purchase of the Podium unit of $5,045,255 and $5,692,373 as of December 31, 2016 and 2015, respectively

Management Contracts

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

Contractor Settlement

The Company owns the Podium unit in New Zealand, and there was a claim made against the contractor by the Body Corporate (that represents all the unit owners, similar to an association of apartment owners in the United States) for defective work on the outer waterproofing skin of the building.  A settlement was reached and the amounts recovered from the contractor were not sufficient to cure the waterproofing defect.  As a result the Body Corporate will be imposing a special assessment on all the owners of units in the building.  The Company anticipates that its share of the assessment will be NZ$360,000, and this assessment will commence in 2017.  These payments will be capitalized by the Company since the repairs are expected to improve the property.  Another claim has been filed by the Body Corporate against the law firm previously representing the Body Corporate to recover funds previously expended by the Company and other owners in the building and the amounts assessed against the Company’s Podium unit may or may not be recovered.  There could also be additional remedial work required once construction starts, which could increase the amount assessed against the Company’s Podium unit.

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

5. Employee Benefits

 The Company has a401(k) Profit Sharing Plan (the “Plan”) available for its USA employees.  Any employee with one-year of continuous service and 1,000 credited hours of service, who is at least twenty-one years old, is eligible to participate.  For the years ended December 31, 2016 and 2015, the Company made no contributions.

The Company has a mandated retirement plan in New Zealand.  All employees are automatically enrolled in this program when hired but have two to four weeks to opt out at their discretion.  Employees elect to contribute between thee to eight percent of their gross earnings and the Company is required to also contribute a minimum of three percent for each enrolled employee.  For the years ended December 31, 2016 and 2015, the Company made contributions of $36,211 and $35,718, respectively.

6. Long Term Debt

Long term debt at December 31 consisted of the following:	2016	2015

Note dated 12/31/02 from the Company’s CEO, with interest at 10%, due on or before 12/31/17 with monthly payments of $3,334 commencing January 2015, unsecured.	$ 37,919	$ 72,244
Less current portion	37,919	34,325

Long term debt to related parties, net of current portion	$ -	$ 37,919

Note dated 12/31/04, payable in New Zealand dollars, with an original face value of NZ $8.6 million and secured by real estate in New Zealand

and a general security agreement over the assets of the Company's New Zealand subsidiary, with the Company as guarantor.   The note calls for payments of NZ $20,000 (US $13,854 at 12/31/16) per month.  The maturity date is March 31, 2019 with an extension to March 31, 2024 available if the Company is not in default.  The agreement does not provide for interest to be paid on this note payable so the Company has imputed interest of $200,040 for the years ended December 31, 2016 and 2015 so that the combined interest rate paid on the note payable at December 31, 2016 and 2015 is approximately 5.4%, and 4.9%, respectively.

	3,531,705	4,032,703

Note dated 12/31/04, payable to a New Zealand bank, Westpac, for a loan in favor of Mocles at the bank’s prime rate plus 2% which as of December 31, 2016 was 5.4%. the note calls for monthly interest payments and payments against principle of NZ $20,000 (US $13,854). The maturity date is March 31, 2019 with an extension to March 31, 2024 available is the Company is not in default.	1,513,550	1,659,670

Revolving line of credit with a bank for up to $600,000 and $300,000 as of December 31, 2016 and 2015, respectively. The line is secured by a general security interest in the Company’s assets. Draws against the line will bear interest at the bank’s base lending rate plus 1.5%, which as of December 31, 2016 was 5.875%. The line has a termination date of October 31, 2017.	-	-

Term loan with a local bank dated June 19, 2015 with an original Face value of $200,000 secured by a general security interest in the Company’s assets. The note calls for sixty monthly payments of $3,855 to be applied to principal and interest at a fixed rate of 5.875%. The maturity date is June 19, 2020.	145,892	182,263

Equipment loan with a local bank dated March 31, 2016. The loan is secured by vehicles purchased by the Company for one of its properties. The note calls for sixty monthly payments of $749 to be applied to Principal and interest at a fixed rate of 4.43%. The maturity date is March 31, 2021.	34,715	-

Revolving line of credit with a bank for up to NZ $150,000 (US$103,905). The line is secured by a general security interest in the Company’s assets in New Zealand. Draws against the line will bear interest at the bank’s base lending rate plus 2%. The line is cancellable at any time by the bank.	-	-

Subtotal	$ 5,225,862	$ 5,874,636
Less Current Portion	378,694	364,870
Notes Payable, Non-current	$ 4,847,168	$ 5,509,766

The five year payout schedule for long term debt, including related party debt is as follows:

Year	Amount
2017	$ 416,612
2018	381,485
2019	384,199
2020	363,983
2021	334,726
Thereafter	3,382,776
Total	$ 5,263,781

7.  Preferred Stock

In 1999 and 2000, the Company issued a total of 11,050 shares of $100 par value preferred stock to certain officers and directors.  Dividends are cumulative from the date of original issue and are payable semi-annually, when, and if declared by the board of directors beginning July 15, 1999, at a rate of $7.50 per annum per share.   At December 31, 2016, undeclared and unpaid dividends on these shares were $1,430,358 or $129.44 per preferred share.  These dividends are not accrued as a liability, as no declaration has occurred. However dividends are considered for basic and diluted earnings per share computation (see Note 1). The shares are nonvoting, and each share of preferred stock is convertible into 33.33 shares of the Company’s common stock at an exercise price of $3.00 per share.  As of January 15, 2001, the preferred stock is redeemable at the option of the Company at a redemption price of $100 per share plus accrued and unpaid dividends.

8.  Common Stock

During 2015, the Company issued 10,000 shares of fully vested unregistered stock to an employee of the Company as a compensation bonus.  The shares were not registered with the Securities and Exchange Commission and are therefore restricted shares.  The shares were valued at a price of $0.20 per share.  The Company recorded compensation expense of $2,000, an increase in common stock of $200 and an increase in additional paid in capital of $1,800.

Common Stock Options and Warrants

The Company does not have Stock Based Incentive, Stock Purchase or Stock Option or Warrant Plans.  No options or warrants were outstanding prior to January 1, 2008.

In December 2016, the Company granted a total of 200,000 warrants to purchase the Company’s common stock at a price of $1.00 per share, exercisable on or before December 12, 2021 by issuing 50,000 warrants to each of four employees.  Using the Black-Scholes model, the warrants were valued at $0.14527 for each warrant and the Company recorded an expense of $29,054 and an increase of the same amount to Additional Paid-in Capital.  Black-Scholes inputs included: Volatility 75.32%, Expected Term 5 years, Risk Free Rate 1.9%, Dividend Yield 0%.

Changes in warrants were as follows:

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Term (in Years)	Intrinsic Value
Outstanding and exercisable at December 31, 2014	480,000	$ 1.00	3.78	$ -
Expired	(80,000)	1.00	-	-
Outstanding and exercisable at December 31, 2015	400,000	$ 1.00	3.42	-
Granted	200,000	1.00	4.95	-
Outstanding and exercisable at December 31, 2016	600,000	$ 1.00	3.26	$ -

The following table summarizes information about compensatory warrants outstanding at December 31, 2016:

Exercise Price	Number Outstanding	Expiration Date	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.00	200,000	December 12, 2021	4.95	$ 1.00	200,000	$ 1.00
$1.00	400,000	May 28, 2019	2.42	$ 1.00	400,000	$ 1.00

9.    Income Taxes

The Company’s income before taxes for 2016 and 2015 are as follows:

	2016	2015
United States	$ 353,077	$ 360,325
New Zealand	298,559	40,723
Income before taxes	$ 651,636	$ 401,048

The provision for income taxes consists of the following:

	2016	2015
Current	$ -	$ -
Deferred
Federal	322,954	200,994
State	40,123	25,394
Total Provision (Benefit)	$ 363,077	$ 226,388

The components of the Company’s deferred tax assets and liabilities are as follows:

	2016	2015
Deferred Tax Assets (liabilities)
Accounts Receivable	$ 62,058	$ 66,550
Accrued Vacation	170,593	149,035
Net Operating Loss	262,977	411,594
Note Receivable	148,756	298,072
Net Operating Loss Carryforwards	88,622	188,002
Fixed Assets	(78,652)	-
Less: Valuation Allowance	(117,983)	(213,805)
Total Deferred Tax Asset, Net	$ 536,371	$ 899,448

As of December 31, 2016, the Company had net operating loss carry forwards amounting to $687,987 for domestic jurisdictions which expire on various dates through 2028 and $423,582 for foreign jurisdictions that do not expire. The Company has reported a full valuation allowance on deferred tax assets in foreign jurisdictions, which changed from $213,805 to $117,983 during the year ended December 31, 2016 resulting in a decrease of $95,822.

The Company’s US based net operating losses available for future use are as follows:

Year	Available Net Operating Loss	Expires
2007	$ 18,840	2027
2008	669,147	2028

Total Available	$ 687,987

Income tax expense differs from amounts computed by applying the statutory Federal rate to pretax income as follows:

	2016	2015
Expected US income tax on consolidated income before tax effects of:	$ 221,556	$ 122,510

State income tax on consolidated income before tax, net federal benefit	40,123	15,220
Change in valuation allowance	(95,822)	(138,130)
Non-deductible expenses	82,106	151,461
Earnings in foreign jurisdictions taxes at rates different from the statutory U.S. federal rate	95,822	1,629
Income from foreign subsidiary	(114,121)	(15,566)
Prior period adjustment	38,146	-
Currency valuation adjustment	65,210	52,691
Other, net	30,057	36,573
Effective Tax Provision	$ 363,077	$ 226,388

The Company has evaluated its uncertain tax positions and determined that any required adjustments would not have a material impact on the Company's balance sheets, statements of operations, or statements of cash flows.

The tax years 2007, 2008 and 2013 through 2016 remain open to examination for federal income tax purposes and by other major taxing jurisdictions to which the Company is subject.

10. Foreign Operations and Business Segments

The Company has one business segment consisting of resort and hotel management services.  The consolidated financial statements include the following related to USA and international operations (which are solely in New Zealand as our Asian operations are inactive).

	December 31, 2016			December 31, 2015
	USA	New Zealand	Total	USA	New Zealand	Total
Revenues	23,293,830	2,997,370	26,291,200	21,190,747	3,018,458	24,209,205
Long lived assets	435,537	5,665,140	6,100,677	270,999	5,761,376	6,032,375

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On July 22, 2016, we filed a Current Report on Form 8-K to report certain events related to the resignation of Mantyla McReynolds, LLC ("Mantyla"), as our independent registered public accounting firm.  Mantyla had previously announced that it would be merging with BDO USA, LLP ("BDO"), effective as of July 1, 2016.

During the Company's fiscal years ended December 31, 2015 and 2014, and through July 22, 2016, there were no disagreements between the Company and Mantyla on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Mantyla, would have caused Mantyla to make reference to the subject matter of the disagreements in connection with its audit reports on the Company's financial statements.  During the Company's past fiscal years ended December 31, 2015 and 2014 and the interim period through July 22, 2016, Mantyla did not advise the Company of any of the matters specified in Item 304(a)(1)(v) of Regulation S-K.

On July 22, 2016, the Audit Committee of the Company's Board of Directors engaged BDO as the Company's independent registered public accounting firm for the fiscal year ended December 31, 2016. The Registrant has not consulted with BDO during the fiscal years ended December 31, 2015 and 2014 or during the subsequent interim period through the date of engagement of BDO with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Registrant's consolidated financial statements, or any other matters or reportable events as identified in Items 304(a)(2)(i)-(ii) of Regulation S-K.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management conducted an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer (who is also the acting Chief Financial Officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2016.  Our Chief Executive Officer has concluded that all disclosure controls and procedures were effective as of December 31, 2016, in providing reasonable assurance that information required to be disclosed by us in the reports we file under the Exchange Act are recorded, processed, summarized, and reported as specified in the Securities and Exchange Commission’s rules, regulations, and forms.

The design and evaluation of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Management has determined that any identified deficiencies, in the aggregate, do not constitute material weaknesses in the design and operation of our internal controls in effect prior to December 31, 2016.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during its fourth fiscal quarter of 2016 that have materially affected, or are reasonably likely to materially affect its internal control over financial reporting.

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

Management’s assessment of the effectiveness of our internal controls is based principally on our financial reporting as of December 31, 2016.  In making our assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013).  Our management, with the participation of our Chief Executive Officer (who is also the Acting Chief Financial Officer), has evaluated the effectiveness of our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, as of December 31, 2016. Those rules define internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”) and includes those policies and procedures that:

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

Based on our assessment and those criteria, management believes that, as of December 31, 2016, the Company’s internal control over financial reporting is effective.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm due to rules established by the Securities and Exchange Commission for Smaller Reporting Companies.

Item 9B. Other Information

None reported.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following table sets forth certain information concerning the directors and executive officers of Castle as of December 31, 2016. Except as otherwise stated below, the directors will serve until the next annual meeting of stockholders or until their successors are elected or appointed, and the executive officers will serve until their successors are appointed by the Board of Directors.

Name	Age	Position	Position Held Since
Rick Wall	73	Chief Executive Officer, acting Chief Financial Officer, Director and Chairman of the Board	1993
Alan R. Mattson	60	Chief Operating Officer and Director	2007
Motoko Takahashi	72	Director	1993
John Brogan	84	Director	2007
Jerry Ruthruff	69	Director	2013
Stanley Mukai	84	Director	2004
Tony Vericella	64	Director	2004

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

Audit Committee

The Board of Directors will appoint members of the committee as Richard Humphreys, the sole member of the Audit Committee, resigned as a member of the Board.  Mr. Humphreys was independent as that term is used in Item 7(d) (3) (iv) of Schedule 14A under the Exchange Act.

Item 11. Executive Compensation

Executive Compensation

The following table shows for the fiscal years ended December 31, 2016 and 2015 the aggregate annual remuneration of the highly paid persons who are executive officers of Castle:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Warrant Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation	All Other Compensation	Total Earnings
Rick Wall CEO & Director	12/31/16 12/31/15	$ 240,000 240,000	$ - -	$ - -	$ - -	$ - -	$ - -	$ - -	$ 240,000 240,000
Alan Mattson COO & Director	12/31/16 12/31/15	206,370 196,960	- -	- -	7,264 -	- -	- -	- -	213,634 196,960

Mr. Wall earns salary commensurate with his Employment Agreement dated July 1, 2004.

Mr. Mattson earns salary commensurate with his Employment Agreement November 26, 2012.

In addition, both Mr. Wall and Mr. Mattson participate in Castle’s employee voluntary 401(k) benefit plan, which has no matching provision by the Company.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

None, as the Company does not have, nor has it had in the past, an equity compensation program.

DIRECTOR COMPENSATION

Directors received no compensation for their services for the years ended December 31, 2016 or 2015.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table sets forth the number of shares of Castle’s common stock beneficially owned as of April 7, 2017 by:  (i) each of the two highest paid persons who were officers and directors of Castle, (ii) all officers and directors of Castle as a Group, and (iii) each shareholder who owned more than 5% of Castle’s common stock, including those shares subject to outstanding options, warrants and other convertible items.  Amounts also reflect shares held both directly and indirectly by the persons named.

Name and Address	Beneficially Owned (1)	Shares % of Class (2)
Rick Wall 3 Waterfront Plaza, Suite 555 500 Ala Moana Boulevard Honolulu, HI 96813	2,788,774	23.8%
Motoko Takahashi 3 Waterfront Plaza, Suite 555 500 Ala Moana Boulevard Honolulu, HI 96813	1,198,900	10.1%
Jerry Ruthruff 14 Lummi Key Bellevue, WA 98006	383,334	3.3%
Stanley Mukai 500 Ala Moana Blvd 4th Floor Honolulu, HI 96813	250,334	2.1%
Alan R. Mattson 3 Waterfront Plaza, Suite 555 500 Ala Moana Boulevard Honolulu, HI 96813	202,000	1.7%
John Brogan 797 Moanila St. Honolulu, HI 96821	93,334	0.8%
Tony Vericella 1909 Ala Wai Blvd #1603 Honolulu, HI 96815	76,667	0.7%
Directors and officers as a group (8 persons)	4,983,343	42.5%

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

(2)

Determined on the basis of 11,024,725 shares outstanding, which includes 368,333 shares exercisable by preferred stockholders and 600,000 shares exercisable under outstanding stock warrants.

Changes in Control

There are no current or planned transactions that would or are expected to result in a change of control of Castle.

Securities Authorized for Issuance under Equity Compensation Plans

There are no current of planned issuances of securities under any equity compensation plan.

Options, Warrants and Rights

In December 2016, the Company granted a total of 200,000 warrants to purchase the Company’s common stock at a price of $1.00 per share, exercisable on or before December 12, 2021 by issuing 50,000 warrants to each of four employees.  Using the Black-Scholes model, the warrants were valued at $0.14527 for each warrant and the Company recorded an expense of $29,054 and an increase of the same amount to Additional Paid-in Capital.  No warrants were exercised as of December 31, 2016 or April 7, 2017.

In May 2014, the Company granted warrants to purchase 50,000 shares of the Company’s common stock at a price of $1.00 per share, exercisable on or before May 28, 2019 to each of its eight members of the board of directors.  Using the Black-Scholes model, the warrants were valued at $0.1233 for each warrant and the Company recorded an expense of $49,320 and an increase of the same amount to Additional Paid in Capital.  No warrants were exercised as of December 31, 2015 or April 7, 2017.

In August of 2010, the Company issued 80,000 shares of its common stock and 80,000 warrants to purchase one share of the Company’s common stock at a price of $1.00.  The stock and warrants were issued in blocks of 10,000 to each of the eight non-employee directors of the Company.  None of these warrants were exercised and the warrants expired in August 2015.

In 1999 and 2000, Castle issued 11,105 shares of Castle’s $100 par value redeemable Preferred Stock through a private placement for a gross consideration of $1,105,000.  The stock bears cumulative dividends at the rate of $7.50 per annum for each share of stock.  Upon certain tender offers to acquire substantially all of Castle’s common stock, the holders of the Redeemable Preferred Stock may require that the shares be redeemed at a redemption price of $100 per share plus accrued and unpaid dividends.  The shares are nonvoting and entitle the holder to convert each share of Preferred Stock into 33.33 shares of Castle’s common stock at an exercise price of $3.00 per share. Dividends are cumulative from the date of original issue and are payable, semi-annually, when, and if, declared by the board of directors.  At December 31, 2016, undeclared and unpaid dividends on these shares were $1,430,358 or $129.44 per preferred share.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

In August of 2010, the Company issued 80,000 shares of its common stock and 80,000 warrants to purchase one share of the Company’s common stock at a price of $1.00.  The stock and warrants were issued in blocks of 10,000 to each of the eight non-employee directors of the Company.  None of these warrants were exercised and the warrants expired in August 2015.

In May 2014, the Company granted warrants to purchase 50,000 shares of the Company’s common stock at a price of $1.00 per share, exercisable on or before May 28, 2019 to each of its eight members of the board of directors.  Using the Black-Scholes model, the warrants were valued at $0.1233 for each warrant and the Company recorded an expense of $49,320 and an increase of the same amount to Additional Paid in Capital.  No warrants were exercised as of December 31, 2016 or April 7, 2017.

In December 2016, the Company granted a total of 200,000 warrants to purchase the Company’s common stock at a price of $1.00 per share, exercisable on or before December 12, 2021 by issuing 50,000 warrants to each of four employees.  Alan R. Mattson was one of the four employees receiving these warrants.  Using the Black-Scholes model, the warrants were valued at $.14527 for each warrant and the Company recorded an expense of $29,054 and an increase of the same amount to Additional Paid-in Capital.  No warrants were exercised as of December 31, 2016 or April 7, 2017.

Hanalei Bay International Investors (“HBII”)

As disclosed in Note 3, the Company has a receivable of $598,689 from Hanalei Bay International Investors (“HBII”). The Chairman and CEO of the Company is the sole shareholder of HBII Management, Inc., the managing General Partner of HBII.  In 2004, as part of the Company’s purchase of real estate in New Zealand, an assignment of $1,105,001 of the total note receivable from HBII was made to the seller of the real estate, with the Company remaining as guarantor should the note receivable not be collected before March 31, 2019.   In 2014, the Company amended the loan agreement whereby the assignment of the HBII note receivable was rescinded while the Company remained as guarantor on the total amount due to the seller of the real estate.  As a result of the amendment, the amounts are reported as part of Long term debt (see Note 6).  During the years ended December 31, 2016 and December 31, 2015, the Company collected $390,635 and $115,676, respectively, of the assignment and these amounts were used to pay down the note due to the seller of the real estate.

The New Zealand real estate loan matures on March 31, 2019.  An additional extension to March 31, 2024 is available if the Company remains current with its obligations in connection with the purchase of the New Zealand real estate.

Investment in LLC

In July 2010, the Company acquired a 7.0% interest in a limited liability company that purchased one of the properties managed by the Company.  After the purchase, the chief financial officer of Castle Resorts & Hotels, Inc. was appointed treasurer of a subsidiary of the limited liability company that owns the property (see Note 1).

Related Party Loans

In 2002, the Company’s Chairman and CEO advanced $117,316 to the Company for general working capital. The note bears interest at 10% and was due on or before January 1, 2016.  In 2014, the CEO forgave accrued interest of $42,000 due on the note payable and the Company paid the balance of $35,698 in accrued interest during 2014.  In January of 2015, the Company’s Chairman and CEO agreed to forgive $14,000 of the principal balance provided that the Company make principal and interest payments which will amortize the remaining balance of the loan at the specified interest rate over three years, through December 31, 2017.  During 2016, the Company made payments against the note of $34,325 and also made payments of $5,679 in interest accrued on the note.  At December 31, 2016, the balance of the note payable was $37,919.

In 2004, as part of the Company's purchase of real estate in New Zealand (see HBII above), the seller of the real estate provided an interest free loan on a portion of the total purchase price.  The sellers of the real estate collectively own 0.7% of the outstanding common stock of the Company.

Rental of Unit

In September of 2013, an entity which is 57% owned by the Company’s Chairman and CEO purchased the front office unit at one of the managed properties, and the Company entered into a rental agreement for the front office unit.  The unit was previously owned by the Association of Apartment Owners of the property and was purchased in order to secure the Company’s rental of the space which is necessary to the Company’s operations at the property.  The rental agreement is on the same terms as the previous owner and there were no increases in rent or other charges.  The agreement calls for monthly rental payments of $6,000 plus Hawaii general excise tax.  For the years ended December 31, 2016 and 2015, the Company made rent payments of $75,000 for the unit.

At December 31, 2016, except for the transaction with HBII, the issuance of stock and warrants described above, the financing guarantee arrangement, the related party loans, the rental unit, and the employment agreements with Rick Wall, Alan Mattson and Michael Nitta, there were no transactions, proposed transactions or outstanding transactions to which Castle or any of its subsidiaries was or is to be a party, in which the amount involved exceeds $50,000 and in which any director or executive officer, or any shareholder who is known to Castle to own of record or beneficially more than 10% of Castle’s common stock, or any member of the immediate family of any of the foregoing persons, had a direct or indirect material interest.

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

Item 14. Principal Accounting Fees and Services

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2016 and 2015:

Fee Category	BDO 2016	Mantyla 2015
Audit Fees	$111,108	$116,513
Audit-related Fees	0	0
Tax Fees	5,105	4,650
All Other Fees	0	0
Total Fees	$116,213	$121,163

AUDIT FEES

The aggregate fees billed by Castle’s auditors for professional services rendered in connection with the audit of Castle’s annual consolidated financial statements and reviews of the interim consolidated financial statements for 2016 and 2015 were $116,213 and $121,163 respectively.

AUDIT-RELATED FEES

There were no aggregate fees billed by Castle’s auditors for any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of Castle’s financial statements and are not reported under “Audit Fees” above for 2016 and 2015.

TAX FEES

The aggregate fees billed by Castle’s auditors for professional services for tax compliance, for 2016 and 2015 were $5,105 and $4,650, respectively.

ALL OTHER FEES

There were no non-audit services rendered to Castle, such as attending meetings and other miscellaneous financial consulting, for 2016 and 2015.

PART IV.

Item 15. Exhibits and Financial Statement Schedules

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

Item 16. Form 10-K Summary

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CASTLE GROUP, INC.

April 7, 2017

By  /s/ Rick Wall

Rick Wall, Chief Executive Officer

and Chairman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Rick Wall	Date:	4/07/17	/s/ Jerry Ruthruff	Date: 4/07/17
Rick Wall			Jerry Ruthruff
Chief Executive Officer and Chairman of the Board			Secretary & Director

/s/ Alan R. Mattson	Date:	4/07/17	/s/ Stanley Mukai	Date	4/07/17
Alan R. Mattson			Stanley Mukai
Director & Chief Operating Officer			Director

/s/ John Brogan	Date:	4/07/17	/s/ Tony Vericella	Date:	4/07/17
John Brogan			Tony Vericella
Director			Director

/s/ Motoko Takahashi	Date:	4/07/17
Motoko Takahashi
Director