Form 10-K/A
period 2016-12-31
CASTLE GROUP INC
filed 2017-04-14
CIK 918543

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A

(Amendment No. 1)

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

Explanatory Note

This Amendment is being filed to correct errors in the audit reports of BDO USA, LLP (“BDO”), our Independent Registered Public Accounting Firm and our predecessor auditor, Mantyla McReynolds, LLC (“Mantyla”) that had appeared on pages 15 and 16, respectively, of the original Form 10-K of The Castle Group, Inc. for the year ended December 31, 2016.  BDO had previously audited the adjustments relating to the 2015 financial statements (more fully described in the Reclassification paragraph of Note 1 to the consolidated financial statements included in the original Form 10-K) and has revised their audit report in this Amendment to opine on those 2015 adjustments.  Mantyla has revised their 2015 audit report in this Amendment to state that they are opining on the 2015 consolidated financial statements before the effects of adjustments described in the Reclassification paragraph of Note 1 to the consolidated financial statements included in the original Form 10-K and therefore are not opining on the adjustments since they were audited by BDO. The corrected audit reports are included in this Amendment.  The corrected audit reports replace in their entirety the reports originally included on pages 15 and 16 under "Item 8. Financial Statements and Supplementary Data" of the original Form 10-K.

Except as expressly set forth above, this Amendment does not, and does not purport to, amend, update or restate the information in any other item of the original Form 10-K or reflect any events that have occurred after the filing of the original Form 10-K.

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

We also have audited adjustments to the 2015 consolidated financial statements more fully described in the Reclassification paragraph of Note 1 to the consolidated financial statements. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2015 consolidated financial statements of the Company other than with respect to these adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2015 consolidated financial statements taken as a whole.

/s/ BDO USA, LLP

Salt Lake City, Utah

April 7, 2017

15

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors

The Castle Group, Inc.

We have audited, before the effects of the adjustments to the 2015 consolidated financial statements more fully described in the Reclassification paragraph of Note 1 to the consolidated financial statements, the accompanying consolidated balance sheet of The Castle Group, Inc. (the “Company”) as of December 31, 2015 and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for the year then ended (the 2015 consolidated financial statements before the effects of the adjustments discussed in the Reclassification paragraph of Note 1 to the consolidated financial statements are not presented herein). These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such 2015 consolidated financial statements, before the effects of the adjustments described in the Reclassification paragraph of Note 1 to the consolidated financial statements, present fairly, in all material respects, the consolidated financial position of The Castle Group, Inc. at December 31, 2015, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments more fully described in the Reclassification paragraph of Note 1 to the consolidated financial statements and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by other auditors.

/s/ Mantyla McReynolds, LLC

Salt Lake City, Utah

March 30, 2016

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized as of April 14, 2017.

THE CASTLE GROUP, INC.

By

/s/ Rick Wall

                Chief Executive Officer and

                Chairman of the Board

4