Form 10-Q
period 2017-03-31
CASTLE GROUP INC
filed 2017-05-15
CIK 918543

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Yes [  ] No [X ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐

Accelerated filer ☐

Non-accelerated filer  ☐ (Do not check if a smaller reporting company) Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]   No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

May 15, 2017 - 10,056,392 shares of common stock.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

THE CASTLE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2017 AND DECEMBER 31, 2016
(UNAUDITED)

	31-Mar-17	31-Dec-16
ASSETS
Current Assets
Cash	$ 2,663,239	$ 2,775,956
Accounts receivable, net of allowance for bad debts	2,856,528	2,405,473
Note receivable, current portion	15,000	15,000
Prepaid and other current assets	434,743	347,049
Total Current Assets	5,969,510	5,543,478
Non-Current Assets
Property and equipment, net	5,971,676	6,100,677
Construction in progress	96,866	-
Deposits and other assets	123,309	127,484
Note receivable	173,280	173,878
Investment in limited liability company	629,717	616,717
Deferred tax asset, net	454,327	536,371
Goodwill	54,726	54,726

TOTAL ASSETS	$ 13,473,411	$ 13,153,331

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 3,125,634	$ 3,101,074
Deposits payable	1,163,115	882,641
Current portion of long term debt	382,374	378,694
Current portion of long term debt to related parties	28,791	37,919
Accrued salaries and wages	1,754,708	1,716,485
Accrued taxes	18,978	29,387
Total Current Liabilities	6,473,600	6,146,200
Non-Current Liabilities
Long term debt, net of current portion	4,758,563	4,847,168
Total Non-Current Liabilities	4,758,563	4,847,168
Total Liabilities	11,232,163	10,993,368
Stockholders' Equity
Preferred stock, $100 par value, 50,000 shares authorized, 11,050	1,105,000	1,105,000
shares issued and outstanding at March 31, 2017 and December 31, 2016
Common stock, $.02 par value, 20,000,000 shares authorized, 10,056,392	201,129	201,129
shares issued and outstanding at March 31, 2017 and December 31, 2016
Additional paid in capital	5,369,208	5,322,708
Accumulated deficit	(4,473,107)	(4,515,200)
Accumulated other comprehensive income	39,018	46,326
Total Stockholders' Equity	2,241,248	2,159,963

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 13,473,411	$ 13,153,331

The accompanying notes are an integral part of these condensed consolidated financial statements

THE CASTLE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31, 2017 AND 2016
(UNAUDITED)

	Three Months Ended March 31
	2017	2016
Revenues
Managed property revenue	$ 6,581,215	$ 6,421,226
Other revenue	300	1,100
Total Revenues	6,581,515	6,422,326

Operating Expenses
Managed property expense	5,151,609	5,204,544
Administrative and general	1,174,937	926,994
Depreciation	57,992	61,992
Total Operating Expense	6,384,538	6,193,530
Operating Income	196,977	228,796
Income from equity method investment	13,000	14,000
Interest expense	(69,774)	(81,949)
Income before taxes	140,203	160,847
Income tax (expense)	(98,110)	(79,949)
Net Income	42,093	80,898
Change in unpaid cumulative dividends on convertible preferred stock	(20,719)	(20,719)

Net Income (Loss) applicable to Common Stockholders	$ 21,374	$ 60,179

Earnings per common share
Basic	$ 0.00	$ 0.01
Diluted	$ 0.00	$ 0.01
Weighted average common shares outstanding
Basic	10,056,392	10,056,392
Diluted	10,056,392	10,056,392

Net Income	$ 42,093	$ 80,898
Other Comprehensive (Loss) Income
Foreign currency translation adjustment	(7,308)	(5,279)

Total Comprehensive Income	$ 34,785	$ 75,619

The accompanying notes are an integral part of these condensed consolidated financial statements

THE CASTLE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2017 AND 2016
(UNAUDITED)

	2017	2016
Cash Flows from Operating Activities
Net income	$ 42,093	$ 80,898
Adjustments to reconcile from net income to net cash from operating activities:
Depreciation	57,992	61,992
Recovery of bad debt	(36,947)	(118,617)
Non cash interest expense	46,500	50,010
Income from equity method investment	(13,000)	(14,000)
Deferred taxes	98,110	79,949
(Increase) decrease in
Accounts receivable	(450,952)	(241,379)
Other current assets	55,831	26,795
Notes receivable	37,545	119,195
Increase (decrease) in
Deposits and other assets	5,200	4,857
Accounts payable	6,913	(33,409)
Deposits payable	279,778	54,660
Net Cash Provided by Operating Activities	129,063	70,951

Cash Flows from Investing Activities
Construction in progress	(96,866)	-
Purchase of fixed assets	(22,502)	(15,163)
Net Cash Used in Investing Activities	(119,368)	(15,163)

Cash Flows from Financing Activities
Payments on notes to related parties	(9,128)	(8,263)
Payments on notes	(132,861)	(202,511)
Net Cash Used in Financing Activities	(141,989)	(210,774)
Effect of foreign currency exchange rate on changes in cash	19,577	1,715
Net Change in Cash	(112,717)	(153,271)
Beginning Balance	2,775,956	2,370,557
Ending Balance	$ 2,663,239	$ 2,217,286

Supplementary Information
Cash Paid for Interest	$ 23,274	$ 31,939
Cash Paid for Income Taxes	$ -	$ -

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

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted.  In the opinion of management, the accompanying interim financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation. The results of operations for the three month periods ended March 31, 2017, are not necessarily indicative of the results for a full-year period as the tourism industry that the Company relies on is highly seasonal.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in Castle’s most recent Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on April 7, 2017.  The Company’s significant accounting policies are set forth in Note 1 to the consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2016.

Revenue Recognition

In accordance with ASC 605: Revenue Recognition, the Company recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price charged is fixed or determinable, and collectability is reasonably assured.

Specifically, the Company recognizes revenue from the management of resort properties according to terms of its various management contracts, which fall under two basic types of agreements, a Gross Contract and a Net Contract.

Under a “Gross Contract” the Company records revenue which is based on a percentage of the gross rental proceeds received from the rental of hotel or condominium units.   The Company pays a portion of the gross rental proceeds to the owner of the rental unit and only records as revenue the difference between the gross rental proceeds and the amount paid to the owner of the rental unit.  Under the Gross Contract, the Company is responsible for all of the operating expenses for the hotel or condominium unit and the Company records the expenses of operating the rental program at the property covered by the agreement. These expenses include housekeeping, food and beverage, maintenance, front desk, sales and marketing, advertising and all other operating costs at the property covered by the agreement.

Under a “Net Contract”, the Company receives a management fee that is based on a percentage of the gross rental proceeds received from the rental of hotel or condominium units.  Under the Net Contract, the owner of the hotel or condominium unit is responsible for all of the operating expenses of the rental program covering the owner’s unit and the Company also typically receives an incentive management fee, which is based on the net operating profit of the covered property. Additionally the Company employs on-site personnel to provide services such as housekeeping, maintenance and administration to property owners under the Company’s management agreements and for such services the Company recognizes revenue in an amount equal to the employee expenses incurred.

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

Reclassifications

The Company has reclassified certain prior-period amounts to conform to the current-period presentation.

For presentation of 2016 results, the company combined previously reported “Revenue attributed from properties” and “Management and service” revenue into a new revenue line “Managed property revenue” to better reflect the revenues that the Company receives from its properties under management, and to also match those revenues with the direct costs associated with Managed property revenue.

For the presentation of 2016 results, the Company combined previously reported “Attributed property expenses” and “Payroll and office expenses” into a new expense line “Managed property expense” to better reflect the direct operating costs associated with the Managed property revenue.  Management feels that combining the two costs into one expense line item better reflects the direct operating costs associated with the Managed property revenue.

For presentation of 2016 results, the Company increased Administrative and general expenses by $830,053 and correspondingly reduced Managed property expense to reclassify the payroll and other operating costs of our centralized corporate offices as these costs are more of an overhead nature than a variable cost associated with fluctuations in Managed property revenue.

For presentation of 2016 results, the Company reduced Administrative and general expenses by $118,617 and increased Attributed property and management departmental expenses by $118,617.  This is a result of a reclassification of the recovery of amounts previously written off as bad debts.

For presentation of the 2016 Statement of Cash Flows, the Company increased the Notes receivable collection by $118,617 and added a line Recovery of bad debt to show an offsetting decrease in Cash flows from operating activities to account for the reversal of $118,617 previously written off and the subsequent collection of the same amount.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company has $954,692 of operating lease obligations as of December 31, 2016 and upon adoption of this standard it will record a ROU asset and lease liability for present value of these leases which will have a material impact on the balance sheet. However, the statement of income recognition of lease expenses is not expected to change from the current methodology.

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

Note 4 Long Term Debt

The Company has a note dated December 31, 2004, payable in New Zealand dollars, with an original face value of NZ $8.6 million and secured by real estate in New Zealand and a general security agreement over the assets of the Company’s New Zealand subsidiary, with the Company as guarantor.   The holder of the note owns 0.7% of the issued and outstanding common stock of the Company.  The note calls for payments of NZ $20,000 (US $13,980 at 03/31/17) per month.  The maturity date is March 31, 2019 with an extension to March 31, 2024 available is the Company is not in default.  The agreement does not provide for interest to be paid on this note payable so the Company has imputed interest of $46,500 and $50,010 for the quarters ended March 31, 2017 and 2016, respectively.  The balance of this note was NZ $4,987,543 (US $3,486,293) and NZ$ 5,098,463 (US $3,531,705) as of March 31, 2017 and December 31, 2016, respectively.

The Company has a note payable dated December 31, 2004, payable to a New Zealand bank, Westpac, for a loan in favor of Mocles at the bank’s prime rate plus 2%. The note calls for monthly interest payments and payments against principal of NZ $20,000 (US $13,980). The maturity date is March 31, 2019 with an extension to March 31, 2024 available if the Company is not in default.  The balance of this note was NZ $2,125,000 (US $1,485,375) and NZ $2,185,000 (US $1,513,550) as of March 31, 2017 and December 31, 2016, respectively.

In June 2015, the Company received a term loan of $200,000 from a local bank which was used to fund upgrades to the property management and central reservation systems.  These outflows will be recouped by the Company through reimbursements from managed properties.  The loan is for a fixed interest rate of 5.875% with monthly payments of $3,855 and matures in June 2020.  The balance of this loan was $136,423 and $145,892 as of March 31, 2017 and December 31, 2016, respectively.

In March 2016, the Company received a loan of $40,178 to finance the purchase carts for one of its managed properties.  The loan is secured by the equipment purchased.  The loan is for a fixed interest rate of 4.43% with monthly payments of $749 and matures in March 2021.  The outstanding balance of this loan was $32,846 and $37,919 as of March 31, 2017 and December 31, 2016, respectively.

Note 5 Equity-Based Compensation

None issued for the three months ended March 31, 2017 and 2016.

Note 6 Basic and Dilutive Earnings Per Share

Basic earnings per share of common stock were computed by dividing income available to common stockholders by the weighted average number of common shares outstanding.  Diluted earnings per share were computed using the treasury stock method for vested warrants and the two-class method for redeemable preferred stock. The calculation of diluted earnings per share for 2017 and 2016 excludes 368,333 shares which would be issued upon conversion of the outstanding $100 par value redeemable preferred stock of the Company as they are considered to be anti-dilutive. The warrants for 600,000 shares outstanding at March 31, 2017 and December 31, 2016 are not included as they are considered to be anti-dilutive since the exercise price exceeded the average market price of the stock during the respective periods. As the preferred shares and the warrants are considered to be anti-dilutive, the Company employed the two-class method and basic and diluted earnings per share were the same.

	March 31, 2017			March 31, 2016
	Income	Shares	Per Share	Income	Shares	Per Share
	Numerator	Denominator	Amount	Numerator	Denominator	Amount
Basic EPS
Income Available to Common Stockholders	$ 21,374	10,056,392	$ 0.00	$ 60,179	10,056,392	$ 0.01
Effect of Dilutive Securities		-			-
Diluted EPS
Income Available to Common Stockholders plus Assumed Conversions	$ 21,374	10,056,392	$ 0.00	$ 60,179	10,056,392	$ 0.01

Note 7 Commitments and Contingencies

The Company owns the Podium unit in New Zealand, and there was a claim made against the contractor by the Body Corporate (that represents all the unit owners, similar to an association of apartment owners in the United States) for defective work on the outer waterproofing skin of the building.  A settlement was reached and the amounts recovered from the contractor were not sufficient to cure the waterproofing defect.  As a result the Body Corporate will be imposing a special assessment on all the owners of units in the building.  The Company has paid NZ $138,578 (US $96,866) as of March 31, 2017, and expects to make additional payments through July 2017 of NZ $184,770 (US $129,154).  The project is scheduled to commence in the first quarter of 2018.  These payments will be capitalized by the Company since the repairs are expected to improve the property.  Another claim has been filed by the Body Corporate against the law firm previously representing the Body Corporate to recover funds previously expended by the Company and other owners in the building and the amounts assessed against the Company’s Podium unit may or may not be recovered.  There could also be additional remedial work required once construction starts, which could increase the amount assessed against the Company’s Podium unit.

The amounts paid through March 31, 2017 have been recorded as Construction in progress.  Once the project has been completed, the Company will capitalize the costs of the asset as improvements and shall commence depreciation upon complettion of the project.

Note 8 Related Party Transactions

The Company has a receivable of $561,742 and $598,689 from Hanalei Bay International Investors (“HBII”) as of March 31, 2017 and December 31, 2016. The receivable has been fully provided for.  The Chairman and CEO of the Company is the sole shareholder of HBII Management, Inc., the managing General Partner of HBII.  During the quarters ended March 31, 2017 and 2016, the Company collected $36,947 and $118,617, respectively, of the note.

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

Revenues

Total revenues for the quarter ended March 31, 2017 were $6,581,515 a 2% increase over the $6,422,326 reported for the three months ended March 31, 2016.  The increase is attributed to the signing of a property under a Net Contract in February of 2016 and overall higher average rates from the rooms we manage.

Managed property revenue showed an increase of 2%, to $6,581,215, for the three months ended March 31, 2017 from $6,421,226 for the three months ended March 31, 2016.  This increase is again due to a slight improvement of our domestic and the signing of a property under a Net Contract in February of 2016.

Other revenue was $300 for the three months ended March 31, 2017 compared to $1,100 for the three months ended March 31, 2016.

Other revenue for the periods include transfer fees the Company owns for preparing documents necessary for the sale of units by our condominium owners.

The Company recorded income from an equity method investment of $13,000 and $14,000, for the three months ended March 31, 2017 and 2016, respectively, which represents the Company’s 7% share of the income from the limited liability company that owns one of the hotels managed by the Company.

Expenses

Managed property expenses are those expenses more directly related to the management of our hotels and resort condominium properties. Managed property expense for the three months ended March 31, 2017 compared to March 31, 2016 decreased by 1%, to $5,151,609 from $5,204,544.  The decrease is attributed to the Company converting some of its smaller rental programs to a more vacation rental operation where operating costs are minimized.

Administrative and general expenses increased by 27% to $1,174,937 from $926,994 for the three months ended March 31, 2017 as compared to March 31, 2016.  This increase was due to the Company expanding its corporate staffing in all departments in order to better serve the properties represented by the Company. Also contributing to the increase was the recovery of bad debts in the prior quarter ended March 31, 2016 of $118,617 compared to $36,947 for the quarter ended March 31, 2017.

Depreciation

Our business is to provide services to our clients and as such does not require a great deal of capital expenditure for equipment or fixed assets.  As a result, depreciation expense was $57,992 and $61,992 for the three months ended March 31, 2017 and 2016.

Equity Method Investment Income

In 2010 the Company acquired a 7% common series interest in the ownership of a hotel located in Hawaii. The Company received the interest in exchange for the Company’s assistance to the buyers of the hotel in negotiating the purchase, performing due diligence work and other consulting services.  During the three months ended March 31, 2017 and 2016, the Company recorded income from equity method investment of $13,000 and $14,000, respectively, representing the Company’s allocation of net income from its investment.  The decrease is due to the hotel represented by this ownership interest is facing additional competition from a property that has re-opened in late 2016.

Interest Expense

Interest expense was $69,774 and $81,949 for the three months ended March 31, 2017 and 2016, respectively.  Included in interest expense is interest that is imputed on the mortgage note for our Podium located in New Zealand of $46,500 for the three months ended March 31, 2017 compared to $50,010 for the three months ended March 31 2016.  The decrease in interest expense is due to the Company making payments under the terms of its note payable obligations which reduce the principal balances upon which interest expense is calculated on.

Income Taxes

Income tax expense for the three months ended March 31, 2017 and March 31, 2016 was $98,110 and $79,949, respectively.  The increase is due to an increase in the net taxable income reported by our domestic operations.

Net Income

Net income for the three months ended March 31, 2017 was $42,093 compared to $80,898 for the three months ended March 31, 2016.  The decrease in net income is attributed to the recovery of bad debts of $36,947 for the quarter ended March 31, 2017 as compared to $118,617 for the quarter ended March 31, 2016.

Foreign Currency Translation Adjustment

For consolidated entities whose functional currency is not the U.S. dollar, Castle translates their financial statements into U.S. dollars. Assets and liabilities are translated at the spot rate currently in effect as of the financial statement date, and results of operations are translated using the weighted average exchange rate for the period.

Translation adjustments from foreign exchange are included as a separate component of stockholders’ equity. Changes in the carrying value of the assets and liabilities of the consolidated entities outside of the United States due to foreign exchange changes are reflected as Foreign Currency Adjustments.  Foreign Currency Translation Loss totaled $7,308 compared to $5,279 for the three months ended March 31, 2017 and 2016, respectively.

Total Comprehensive Income

Total comprehensive income for the three months ended March 31, 2017 was $34,785 as compared to $75,619 for the three months ended March 31, 2016.  This is primarily a result of the changes in revenue and operating expenses, investment income, and foreign exchange rates noted above.

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

EBITDA as presented in this quarterly report is a supplemental measure of our performance that are neither required by, nor presented in accordance with, generally accepted accounting principles (“GAAP”). EBITDA is not a measurement of our financial performance under GAAP and should not be considered as alternative to net income, operating income, or any other performance measures derived in accordance with GAAP, or as alternative to cash flow from operating activities as a measure of our liquidity. In addition, in evaluating EBITDA, you should be aware that in the future we will incur expenses or charges such as those added back to calculate EBITDA. Our presentation of EBITDA should not be construed as an inference that our future results will be unaffected by unusual or nonrecurring items.

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

Reconciliation of GAAP Net Income to EBITDA:

	Three months ended March 31,
	2017	2016
Net Income (GAAP)	$ 42,093	$ 80,898
Add Back:
Income tax provision	98,110	79,949
Interest expense	69,774	81,949
Depreciation	57,992	61,992
EBITDA (non-GAAP)	$ 267,969	$ 304,788

EBITDA totaled $267,969 as compared to $304,788 for the three months ended March 31, 2017 and 2016, respectively, representing a 12% decrease.  The decrease in EBITDA is attributable to an $81,670 decrease in our recovery of bad debts for the three months ended March 31, 2017 when compared to the three months ended March 31, 2016.

Liquidity

Our primary sources of liquidity include available cash and borrowing under the credit facility which was secured in October 2008, consisting of a $600,000 line of credit.   As of March 31, 2017 the full amount of the line of credit was available to use. Additionally, our New Zealand subsidiary has an available NZ$150,000 (US$105,850) line of credit which was also fully available as of March 31, 2017. These facilities contain representations and warranties, conditions, covenants and events of default that are customary for this type of credit facility but do not contain financial covenants.  The Company is in compliance with the terms and conditions of these borrowing covenants.  We do not believe the limitations contained in the credit facility will, in the foreseeable future, adversely affect our ability to use the credit facility and execute our business plan.

In June 2015, the Company received a term loan of $200,000 from a local bank which was used to fund upgrades to the property management and central reservation systems.  These outflows will be recouped by the Company through reimbursements from managed properties.  The loan is for a fixed interest rate of 5.875% with monthly payments of $3,855 and matures in June 2020.  The outstanding balance of this loan was $136,423 and $145,892 as of March 31, 2017 and December 31, 2016, respectively.

In March 2016, the Company received a loan of $40,178 to finance the purchase carts for one of its managed properties.  The loan is secured by the equipment purchased.  The loan is for a fixed interest rate of 4.43% with monthly payments of $749 and matures in March, 2021.  The outstanding balance of this loan was $32,846 at March 31, 2017.

The Company has a related party note dated December 31, 2004, payable in New Zealand dollars, with an original face value of NZ $8.6 million and secured by real estate in New Zealand and a general security agreement over the assets of the Company’s New Zealand subsidiary, with the Company as guarantor.   The note calls for payments of NZ $20,000 (US $13,980 at 03/31/17) per month.  The maturity date is March 31, 2019 with an extension to March 31, 2024 available is the Company is not in default.  The agreement does not provide for interest to be paid on this note payable so the Company has imputed interest of $46,500 and $50,010 for the quarters ended March 31, 2017 and 2016, respectively.  The balance of the note at March 31, 2017 was NZ $4,987,543 (US $3,486,293).

The Company has a note payable dated December 31, 2004, payable to a New Zealand bank, Westpac, for a loan in favor of Mocles at the bank’s prime rate plus 2%. The note calls for monthly interest payments and payments against principal of NZ $20,000 (US $13,980). The maturity date is March 31, 2019 with an extension to March 31, 2024 available if the Company is not in default.  The balance of the note at March 31, 2017 was NZ $2,125,000 (US $1,485,375).

Expected uses of cash in fiscal 2017 include funds required to support our operating activities, including continuing to selectively expand the number of properties under our management.  We are also in the installation phase of upgrading our central reservations system, front office systems and ecommerce systems which will allow us to better compete with the growing vacation rental industry, allowing guests to book their stays by a specific individual unit rather than by unit category.

We experienced net income of $42,093 for the three months ended March 31, 2017 compared to $80,898 for the three months ended March 31, 2016.  We have established a trend of operating profitability in recent quarters as we reported positive EBITDA in thirteen of our last fourteen quarters, and positive net income for our last six fiscal years.  We anticipate an increase in current occupancy levels, together with a slight increase in average rate trends and levels for the properties currently under contract for the remainder of 2017 when compared to 2016.  We will continue our efforts to expand the number of properties under management through the remainder of 2017, which will increase the overall revenue and profitability stream in 2017. The specific impact of these additions on revenue depends on the timing of when and if new properties are added during the year.  We have implemented a number of revenue enhancement and cost saving programs that will improve our profitability and cash flow.  We project that we will continue to improve the overall profitability, cash flow, and working capital liquidity through 2017. This view is based on the following assumptions:

· The increase in current occupancy levels in our Hawaii and New Zealand markets.

· A slight increase in average daily rates at the properties we manage as compared to recent years.

· Focus on increasing our properties room revenue through increased sales, advertising and marketing efforts.

· Maximizing other sources of revenue from our guests.

· Careful monitoring of our costs and expenses, providing the basis for improved operating margins throughout 2017.

· Expansion of the number of properties under management, with emphasis on Hawaii and New Zealand.

· A stabilization of the United States / New Zealand exchange rates.

· The successful installation of our new reservations platform, allowing us to effectively penetrate the vacation rental market.

Our plans to manage our liquidity position in fiscal 2017 include:

· Reducing our existing debt.

· Accessing our available sources of debt if needed and seeking additional debt or equity financing at competitive rates.

· Expenditures to replace and upgrade our existing technological equipment.

We have considered the impact of the financial outlook on our liquidity and have performed an analysis of the key assumptions in our forecast such as sales, gross margin and expenses; an evaluation of our relationships with our travel partners and property owners; and an analysis of cash requirements, other working capital changes, capital expenditures and borrowing availability under our credit facility.  Based upon these analyses and evaluations, we expect that our anticipated sources of liquidity will be sufficient to meet our obligations without disposition of assets outside of the ordinary course of business or significant revisions of our planned operations through 2017 and our foreseeable future.

Off-balance sheet arrangements

None; not applicable.

Critical Accounting Policies and Estimates

A summary of our significant accounting policies and estimates is discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes to those policies during the three months ended March 31, 2017.  The preparation of the financial statements in accordance with U.S. generally accepted accounting principles requires us to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities. Significant areas of uncertainty that require judgments, estimates and assumptions include the accounting for income taxes, asset impairment and collectability of accounts receivable. We use historical and other information that we consider to be relevant to make these judgments and estimates. However, actual results may differ from those estimates and assumptions that are used to prepare our financial statements.

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

Based on that evaluation, our chief executive officer (and acting chief financial officer) concluded that, as of March 31, 2017, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer (and acting chief financial officer), as appropriate, to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None during the three months ended March 31, 2017.

Item 1A. Risk Factors.

Not required to be enumerated by smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

None during the three months ended March 31, 2017.

Use of Proceeds of Registered Securities

No proceeds were received from the sale of registered securities during the three months ended March 31, 2017.

Purchases of Equity Securities by Us and Affiliated Purchasers

None during the three months ended March 31, 2017.

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

THE CASTLE GROUP, INC.

Date:	05/15/2017	By:	/s/Rick Wall
Rick Wall
Chief Executive Officer and Chairman of the Board of Directors and Acting CFO