Form 10-Q
period 2017-06-30
CASTLE GROUP INC
filed 2017-08-14
CIK 918543

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Yes [  ]   No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

August 14, 2017 - 10,056,392 shares of common stock.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

THE CASTLE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2017 AND DECEMBER 31, 2016
(UNAUDITED)

	30-Jun-17	31-Dec-16
ASSETS
Current Assets
Cash	$ 2,946,071	$ 2,775,956
Accounts receivable, net of allowance for bad debts	2,436,814	2,405,473
Note receivable, current portion	15,000	15,000
Prepaid and other current assets	521,776	347,049
Total Current Assets	5,919,661	5,543,478
Non-Current Assets
Property and equipment, net	6,365,937	6,100,677
Construction in progress	202,905	-
Deposits and other assets	122,635	127,484
Note receivable	172,169	173,878
Investment in limited liability company	627,706	616,717
Deferred tax asset, net	423,660	536,371
Goodwill	54,726	54,726

TOTAL ASSETS	$ 13,889,399	$ 13,153,331

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 2,999,886	$ 3,101,074
Deposits payable	1,477,281	882,641
Current portion of long term debt	398,937	378,694
Current portion of long term debt to related parties	19,432	37,919
Accrued salaries and wages	1,823,432	1,716,485
Accrued taxes	29,371	29,387
Total Current Liabilities	6,748,339	6,146,200
Non-Current Liabilities
Long term debt, net of current portion	4,839,114	4,847,168
Total Non-Current Liabilities	4,839,114	4,847,168
Total Liabilities	11,587,453	10,993,368
Stockholders' Equity
Preferred stock, $100 par value, 50,000 shares authorized, 11,050	1,105,000	1,105,000
shares issued and outstanding at June 30, 2017 and December 31, 2016
Common stock, $.02 par value, 20,000,000 shares authorized, 10,056,392	201,129	201,129
shares issued and outstanding at June 30, 2017 and December 31, 2016
Additional paid in capital	5,415,708	5,322,708
Accumulated deficit	(4,470,507)	(4,515,200)
Accumulated other comprehensive income	50,616	46,326
Total Stockholders' Equity	2,301,946	2,159,963

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 13,889,399	$ 13,153,331

The accompanying notes are an integral part of these condensed consolidated financial statements

THE CASTLE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016
(UNAUDITED)

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
Revenues
Managed property revenue	$ 6,425,769	$ 5,918,687	$ 13,006,984	$ 12,374,874
Other revenue	4,700	600	5,000	1,700
Total Revenues	6,430,469	5,919,287	13,011,984	12,376,574

Operating Expenses
Managed property expense	5,360,828	4,973,343	10,512,437	10,212,847
Administrative and general	921,884	808,765	2,096,821	1,735,760
Depreciation	54,858	59,578	112,850	121,570
Total Operating Expense	6,337,570	5,841,686	12,722,108	12,070,177
Operating Income	92,899	77,601	289,876	306,397
Income from equity method investment	9,714	14,000	22,714	28,000
Interest expense	(69,346)	(77,442)	(139,120)	(159,391)
Income before taxes	33,267	14,159	173,470	175,006
Income tax benefit (expense)	(30,667)	2,203	(128,777)	(77,746)
Net Income	2,600	16,362	44,693	97,260
Change in unpaid cumulative dividends on convertible preferred stock	(20,719)	(20,719)	(41,438)	(41,438)

Net Income (Loss) applicable to Common Stockholders	$ (18,119)	$ (4,357)	$ 3,255	$ 55,822

Earnings per common share
Basic	$ 0.00	$ 0.00	$ 0.00	$ 0.01
Diluted	$ 0.00	$ 0.00	$ 0.00	$ 0.01
Weighted average common shares outstanding
Basic	10,056,392	10,056,392	10,056,392	10,056,392
Diluted	10,056,392	10,056,392	10,056,392	10,056,392

Net Income	$ 2,600	$ 16,362	$ 44,693	$ 97,260
Other Comprehensive (Loss) Income
Foreign currency translation adjustment	11,598	(5,279)	4,290	(428)

Total Comprehensive Income	$ 14,198	$ 11,083	$ 48,983	$ 96,832

The accompanying notes are an integral part of these condensed consolidated financial statements 4

THE CASTLE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2017 AND 2016
(UNAUDITED)

	2017	2016
Cash Flows from Operating Activities
Net income	$ 44,693	$ 97,260
Adjustments to reconcile from net income to net cash from operating activities:
Depreciation	112,850	121,570
Recovery of bad debt	(72,128)	(227,689)
Non cash interest expense	93,000	100,020
Income from equity method investment	(22,714)	(28,000)
Distribution from equity method investment	11,725	10,675
Deferred taxes	128,777	66,104
(Increase) decrease in
Accounts receivable	(30,799)	20,584
Other current assets	(161,422)	(259,919)
Notes receivable	73,837	229,217
Increase (decrease) in
Deposits and other assets	6,069	9,908
Accounts payable	(95,275)	(44,365)
Deposits payable	590,399	9,968
Net Cash Provided by Operating Activities	679,012	105,333

Cash Flows from Investing Activities
Construction in progress	(202,905)	-
Purchase of property and equipment	(58,877)	(41,793)
Net Cash Used in Investing Activities	(261,782)	(41,793)

Cash Flows from Financing Activities
Payments on long term debt to related parties	(18,488)	(16,735)
Payments on long term debt	(266,553)	(403,322)
Net Cash Used in Financing Activities	(285,041)	(420,057)
Effect of foreign currency exchange rate on changes in cash	37,926	23,188
Net Change in Cash	170,115	(333,329)
Beginning Balance	2,775,956	2,370,557
Ending Balance	$ 2,946,071	$ 2,037,228

Supplementary Information
Cash Paid for Interest	$ 46,120	$ 59,371
Cash Paid for Income Taxes	$ -	$ 11,642

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

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted.  In the opinion of management, the accompanying interim financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation. The results of operations for the three and six month periods ended June 30, 2017, are not necessarily indicative of the results for a full-year period as the tourism industry that the Company relies on is highly seasonal.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in Castle’s most recent Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on April 7, 2017.  The Company’s significant accounting policies are set forth in Note 1 to the consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2016.

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

Under a “Net Contract”, the Company receives a management fee that is based on a percentage of the gross rental proceeds received from the rental of hotel or condominium units.  Under the Net Contract, the owner of the hotel or condominium unit is responsible for all of the operating expenses of the rental program covering the owner’s unit and the Company also typically receives an incentive management fee, which is based on the net operating profit of the covered property. Additionally, the Company employs on-site personnel to provide services such as housekeeping, maintenance and administration to property owners under the Company’s management agreements and for such services the Company recognizes revenue in an amount equal to the employee related payroll, payroll taxes and employee benefits incurred.

Under both types of agreements, revenues are recognized after services have been rendered. A liability is recognized for any deposits received for which services have not yet been rendered for properties managed under a Gross Contract.  Under a Net Contract, the Company does not record the operating expenses of the property covered by the agreement, other than the employee related costs mentioned in the previous paragraph.

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

For presentation of 2016 results, the Company increased Administrative and general expenses for the three and six months ended June 30, 2016 by $798,268 and $1,628,321, respectively, and correspondingly reduced Managed property expense to reclassify the payroll and other operating costs of our centralized corporate offices as these costs are more of an overhead nature than a variable cost associated with fluctuations in Managed property revenue.

For presentation of 2016 results, the Company reduced Administrative and general expenses for the three and six months ended June 30, 2016 by $109,072 and $227,689, respectively, and correspondingly increased Managed property expenses to reclassify the recovery of amounts previously written off as bad debts.

For presentation of the 2016 Statement of Cash Flows, the Company increased the Notes receivable collection by $227,689 and added a line, Recovery of bad debt, to show an offsetting decrease in Cash flows from operating activities to account for the reversal of $227,689 previously written off and the subsequent collection of the same amount.

The presentation of the 2016 Statement of Cash Flows, the Company reclassified the Proceeds from notes to Cash Flows from Operating Activities from the Cash Flows from Financing Activities.

For presentation of the 2016 Statement of Cash Flows, the Company reclassified the Distribution from equity method investment from Cash Flows from Investing Activities to Cash Flows from Operating Activities.

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

In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, which is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 may be applied using either a full retrospective or a modified retrospective approach and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is not permitted. The Company is in the early stages of evaluating the effect of the standard on its financial statements. Upon adoption the financial statements will include expanded disclosures relating to contracts with customers, and the Company is continuing its assessment of other impacts on its financial statements at this time. The Company is still assessing which method of adoption it will use.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company has $954,692 of operating lease obligations as of December 31, 2016 and upon adoption of this standard it will record a ROU asset and lease liability for present value of these leases which will have a material impact on the balance sheet. However, the statement of income recognition of lease expenses is not expected to change from the current methodology.

In March 2016, the FASB issued ASU 2016-09, Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The objective of this update is to simplify several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company has adopted ASU 2016-09 effective January 1, 2017 and the necessary disclosures are provided within this Form 10-Q for the period ending June 30, 2017. The adoption of ASU 2016-09 does not have a material impact on the Company’s financial condition or results of operations.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other ASU 2017-04 simplifies the accounting for goodwill impairment by eliminating Step 2 of the current goodwill impairment test, which required a hypothetical purchase price allocation.  Goodwill impairment will now be the amount by which the reporting unit’s carrying value exceeds its fair value, limited to the carrying value of the goodwill. ASU 2017-04 is effective for financial statements issued for fiscal years, and interim periods beginning after December 15, 2019. Upon adoption, the Company will follow the guidance in this standard for the goodwill impairment testing.

Note 3 Income Taxes

Income tax expense reflects the expense or benefit only on the Company’s domestic taxable income. Income tax expense and benefit from the Company’s foreign operations are not recognized as they have been fully reserved.

Note 4 Long Term Debt

The Company has a note dated December 31, 2004, payable in New Zealand dollars, with an original face value of NZ $8.6 million and secured by real estate in New Zealand and a general security agreement over the assets of the Company’s New Zealand subsidiary, with the Company as guarantor.   The holder of the note owns 0.7% of the issued and outstanding common stock of the Company.  The note calls for payments of NZ $20,000 (US $14,642 at June 30, 2017) per month.  The maturity date is March 31, 2019 with an extension to March 31, 2024 available if the Company is not in default.  The agreement does not provide for interest to be paid on this note payable so the Company has imputed interest of $46,500 and $50,010 for the quarters ended June 30, 2017 and 2016, respectively, and $93,000 and $100,020 for the six months ended June 30, 2017 and 2016.  The balance of this note was NZ $4,874,266 (US $3,568,450) and NZ$ 5,098,463 (US $3,531,705) as of June 30, 2017 and December 31, 2016, respectively.

The Company has a note payable dated December 31, 2004, payable to a New Zealand bank, Westpac, for a loan in favor of Mocles at the bank’s prime rate plus 2%. The note calls for monthly interest payments and payments against principal of NZ $20,000 (US $14,642). The maturity date is March 31, 2019 with an extension to March 31, 2024 available if the Company is not in default.  The balance of this note was NZ $2,065,000 (US $1,511,787) and NZ $2,185,000 (US $1,513,550) as of June 30, 2017 and December 31, 2016, respectively.

In June 2015, the Company received a term loan of $200,000 from a local bank which was used to fund upgrades to the property management and central reservation systems.  These outflows will be recouped by the Company through reimbursements from managed properties.  The loan is for a fixed interest rate of 5.875% with monthly payments of $3,855 and matures in June 2020.  The balance of this loan was $126,854 and $145,892 as of June 30, 2017 and December 31, 2016, respectively.

In March 2016, the Company received a loan of $40,178 to finance the purchase carts for one of its managed properties.  The loan is secured by the equipment purchased.  The loan is for a fixed interest rate of 4.43% with monthly payments of $749 and matures in March 2021.  The outstanding balance of this loan was $30,960 and $37,919 as of June 30, 2017 and December 31, 2016, respectively.

Note 5 Equity-Based Compensation

None issued for the six months ended June 30, 2017 and 2016.

Note 6 Basic and Dilutive Earnings Per Share

Basic earnings per share of common stock were computed by dividing income available to common stockholders by the weighted average number of common shares outstanding.  Diluted earnings per share were computed using the treasury stock method for vested warrants and the two-class method for redeemable preferred stock. The calculation of diluted earnings per share for 2017 and 2016 excludes 368,333 shares which would be issued upon conversion of the outstanding $100 par value redeemable preferred stock of the Company as they are considered to be anti-dilutive. The warrants for 600,000 shares outstanding at June 30, 2017 and December 31, 2016 are not included as they are considered to be anti-dilutive since the exercise price exceeded the average market price of the stock during the respective periods. As the preferred shares and the warrants are considered to be anti-dilutive, the Company employed the two-class method and basic and diluted earnings per share were the same.

	Six months ended June 30, 2017			Six months ended June 30, 2016
	Income	Shares	Per Share	Income	Shares	Per Share
	Numerator	Denominator	Amount	Numerator	Denominator	Amount
Basic EPS
Income Available to Common Stockholders	$ 3,255	10,056,392	$ 0.00	$ 55,822	10,056,392	$ 0.01
Effect of Dilutive Securities		-			-
Diluted EPS
Income Available to Common Stockholders plus Assumed Conversions	$ 3,255	10,056,392	$ 0.00	$ 55,822	10,056,392	$ 0.01

Note 7 Commitments and Contingencies

The Company owns the Podium unit in New Zealand, and there was a claim made against the contractor by the Body Corporate (that represents all the unit owners, similar to an association of apartment owners in the United States) for defective work on the outer waterproofing skin of the building.  A settlement was reached and the amounts recovered from the contractor were not sufficient to cure the waterproofing defect.  As a result the Body Corporate will be imposing a special assessment on all the owners of units in the building.  The Company has paid NZ $277,155 (US $202,905) as of June 30, 2017, and expects to make additional payments through July 2017 of NZ $46,192 (US $33,817).  The project is scheduled to commence in the first quarter of 2018.  These payments will be capitalized by the Company since the repairs are expected to improve the property.  Another claim has been filed by the Body Corporate against the law firm previously representing the Body Corporate to recover funds previously expended by the Company and other owners in the building and the amounts assessed against the Company’s Podium unit may or may not be recovered.  There could also be additional remedial work required once construction starts, which could increase the amount assessed against the Company’s Podium unit.

Note 8 Related Party Transactions

The Company has a receivable of $526,562 and $598,689 from Hanalei Bay International Investors (“HBII”) as of June 30, 2017 and December 31, 2016. The receivable has been fully allowed for.  The Chairman and CEO of the Company is the sole shareholder of HBII Management, Inc., the managing General Partner of HBII.  During the quarters ended June 30, 2017 and 2016, the Company collected $35,180 and $109,072, respectively, of the note.  For the six months ended June 30, 2017 and 2016, the Company collected $72,128 and $227,689 of the note, respectively.

Note 9 Subsequent Events

At a meeting of the board of directors held on July 14, 2017, the board approved in form new employment agreements for Rick Wall, Chairman and Chief Executive Officer, and Alan Mattson, Director and Chief Operating Officer.  The contracts have not yet been finalized but will include increases in pay rates, the issuance of stock warrants, and deferred compensation, the amounts of which have not been finalized nor put into a written contract accepted by the Company and the employee.  Mr. Wall’s contract will be for a period of ten years and the contract for Mr. Mattson will be for a period of five years.  The new employment contracts are expected to take effect in September of 2017.

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

Revenues

Total revenue for the quarter ended June 30, 2017 was $6,430,769 a 9% increase over the $5,919,287 reported for the three months ended June 30, 2016.  For the six months ended June 30, 2017 and 2016, total revenue was $13,011,984 and $12,376,574, respectively, an increase of 5%.  The increase is attributed to the signing of a property under a Net Contract in February of 2016, higher average rates from the rooms we manage, and the collection of more ancillary fees at the properties we manage.

Managed property revenue for the quarter ended June 30, 2017 was $6,425,769 a 9% increase over the $5,918,687 reported for the three months ended June 30, 2016.  For the six months ended June 30, 2017 and 2016, managed property revenue was $13,006,984 and $12,374,874, respectively, an increase of 5%.  The increase is attributed to the signing of a property under a Net Contract in February of 2016, higher average rates from the rooms we manage, and the collection of more ancillary fees at the properties we manage.

Other revenue was $4,700 and $600, respectively, for the three months ended June 30, 2017 and June 30, 2016.  Other revenue for the six months ended June 30, 2017 and 2016 was $5,000 and $1,700, respectively.  Other revenue for the periods include transfer fees the Company earns for preparing documents necessary for the sale of units by our condominium owners.

Expenses

Managed property expenses are those expenses more directly related to the management of our hotels and resort condominium properties. Managed property expense for the three months ended June 30, 2017 compared to June 30, 2016 increased by 8%, to $5,360,828 from $4,973,343.  Managed property expense for the six months ended June 30, 2017 and June 30, 2016 was $10,512,437 and $10,212,847, respectively, an increase of 3%.  The increase is attributed to the increase in total revenue of 9% for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016, and an increase in total revenue of 5% for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016.

Administrative and general expenses increased by 14% to $921,884 from $808,765 for the three months ended June 30, 2017 as compared to June 30, 2016.  Administrative and general expenses increased by 21% to $2,096,821 from $1,735,760 for the six months ended June 30, 2017 as compared to June 30, 2016.  The increase is due to the Company expanding its corporate staffing in all departments in order to better serve the properties represented by the Company. Also contributing to the increase was the recovery of bad debts in the prior quarter ended June 30, 2016 of $109,072 compared to $35,180 for the quarter ended June 30, 2017 and the recovery of bad debts of $227,689 for the six months ended June 30, 2016 compared to $72,128 for the six months ended June 30, 2017.

Depreciation

Our business is to provide services to our clients and as such does not require a great deal of capital expenditure for equipment or fixed assets.  As a result, depreciation expense was $54,858 and $59,578, respectively, for the three months ended June 30, 2017 and June 30, 2016, and $112,850 and $121,570, respectively for the six months ended June 30, 2017 and June 30, 2016.

Equity Method Investment Income

In 2010 the Company acquired a 7% common series interest in the ownership of a hotel located in Hawaii. The Company received the interest in exchange for the Company’s assistance to the buyers of the hotel in negotiating the purchase, performing due diligence work and other consulting services.  During the three months ended June 30, 2017 and June 30, 2016, the Company recorded income from equity method investment of $9,714 and $14,000, respectively, representing the Company’s allocation of net income from its investment.  The Company recorded income from equity method investment of $22,714 and $28,000, respectively, for the six months ended June 30, 2017 and June 30, 2016.  The decrease is due to additional competition facing the hotel represented by this ownership interest from a competing property that has re-opened in late 2016.

Interest Expense

Interest expense was $69,346 and $77,442 for the three months ended June 30, 2017 and 2016, respectively, and $139,120 and $159,391 for the six months ended June 30, 2017 and 2016, respectively.  Included in interest expense is interest that is imputed on the mortgage note for our Podium located in New Zealand of $46,500 and $50,010, respectively, for the three months ended June 30, 2017 and 2016 compared to $93,000 and $100,020, respectively, for the six months ended June 30, 2017 and 2016.  The decrease in interest expense is due to the Company making payments under the terms of its note payable obligations, reducing the principal balances upon which interest expense is calculated on.

Income Taxes

Income tax expense for the three months ended June 30, 2017 was $30,667 compared to an income tax benefit for the three months ended June 30, 2016 of $2,203.  Income tax expense for the six months ended June 30, 2017 and June 30, 2016 was $128,777 and $77,746, respectively.  The increase in tax is due to an increase in the net taxable income reported by our domestic operations.

Net Income

Net income for the three months ended June 30, 2017 was $2,600 compared to $16,362 for the three months ended June 30, 2016.  Net income for the six months ended June 30, 2017 was $44,693 compared to $97,260 for the six months ended June 30, 2016.  The decrease in net income is attributed to the recovery of bad debts of $35,180 for the quarter ended June 30, 2017 as compared to $109,072 for the quarter ended June 30, 2016, and the recovery of bad debts of $72,128 for the quarter ended June 30, 2017 as compared to $227,689 for the six months ended June 30, 2016.

Foreign Currency Translation Adjustment

For consolidated entities whose functional currency is not the U.S. dollar, Castle translates their financial statements into U.S. dollars. Assets and liabilities are translated at the spot rate currently in effect as of the financial statement date, and results of operations are translated using the weighted average exchange rate for the period.

Translation adjustments from foreign exchange are included as a separate component of stockholders’ equity. Changes in the carrying value of the assets and liabilities of the consolidated entities outside of the United States due to foreign exchange changes are reflected as Foreign Currency Adjustments.  Foreign currency translation income was $11,598 compared to a loss of $5,279 for the three months ended June 30, 2017 and 2016, respectively.  Foreign currency translation income was $4,290 compared to a loss of $428 for the six months ended June 30, 2017 and 2016, respectively.

Total Comprehensive Income

Total comprehensive income for the three months ended June 30, 2017 was $14,198 as compared to $11,083 for the three months ended June 30, 2016.  Total comprehensive income for the six months ended June 30, 2017 was $48,983 as compared to $96,832 for the three months ended June 30, 2016.  This is primarily a result of the changes in revenue and operating expenses, investment income, and foreign exchange rates noted above.

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

EBITDA as presented in this quarterly report is a supplemental measure of our performance that are neither required by, nor presented in accordance with, generally accepted accounting principles (“GAAP”). EBITDA is not a measurement of our financial performance under GAAP and should not be considered as an alternative to net income, operating income, or any other performance measures derived in accordance with GAAP, or as an alternative to cash flow from operating activities as a measure of our liquidity. In addition, in evaluating EBITDA, you should be aware that in the future we will incur expenses or charges such as those added back to calculate EBITDA. Our presentation of EBITDA should not be construed as an inference that our future results will be unaffected by unusual or nonrecurring items.

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

Reconciliation of GAAP Net Income to EBITDA:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Net Income (GAAP)	$ 2,600	$ 16,362	$ 44,693	$ 97,260
Add Back:
Income tax expense (benefit)	30,667	(2,203)	128,777	77,746
Interest expense	69,346	77,442	139,120	159,391
Depreciation	54,858	59,578	112,850	121,570
EBITDA (non-GAAP)	$ 157,471	$ 151,179	$ 425,440	$ 455,967

EBITDA totaled $157,471 as compared to $151,179 for the three months ended June 30, 2017 and 2016, respectively, representing a 4% increase.  The increase for the quarter is attributed to the higher revenues the Company experienced in 2017 as compared to 2016.  EBITDA totaled $425,440 as compared to $455,967 for the six months ended June 30, 2017 and 2016, respectively, representing a 7% decrease.  The decrease for the six month period is attributable to a $155,561 decrease in our recovery of bad debts for the six months ended June 30, 2017 when compared to the six months ended June 30, 2016.

Liquidity

Our primary sources of liquidity include available cash and borrowing under the credit facility which was secured in October 2008, consisting of a $600,000 line of credit.   As of June 30, 2017 the full amount of the line of credit was available to use. Additionally, our New Zealand subsidiary has an available NZ$150,000 (US$109,815) line of credit which was also fully available as of June 30, 2017. These facilities contain representations and warranties, conditions, covenants and events of default that are customary for this type of credit facility but do not contain financial covenants.  The Company is in compliance with the terms and conditions of these borrowing covenants.

We do not believe the limitations contained in the credit facility will, in the foreseeable future, adversely affect our ability to use the credit facility and execute our business plan.

In June 2015, the Company received a term loan of $200,000 from a local bank which was used to fund upgrades to the property management and central reservation systems.  The loan is for a fixed interest rate of 5.875% with monthly payments of $3,855 and matures in June 2020.  The outstanding balance of this loan was $126,854 and $145,892 as of June 30, 2017 and December 31, 2016, respectively.

In March 2016, the Company received a loan of $40,178 to finance the purchase carts for one of its managed properties.  The loan is secured by the equipment purchased.  The loan is for a fixed interest rate of 4.43% with monthly payments of $749 and matures in March, 2021.  The outstanding balance of this loan was $30,960 and $35,715 at June 30, 2017 at December 31, 2016, respectively.

The Company has a related party note dated December 31, 2004, payable in New Zealand dollars, with an original face value of NZ $8.6 million and secured by real estate in New Zealand and a general security agreement over the assets of the Company’s New Zealand subsidiary, with the Company as guarantor.   The note calls for payments of NZ $20,000 (US $14,642) per month.  The maturity date is March 31, 2019 with an extension to March 31, 2024 available if the Company is not in default.  The agreement does not provide for interest to be paid on this note payable so the Company has imputed interest of $46,500 and $50,010 for the quarters ended June 30, 2017 and 2016, respectively, and $93,000 and $100,020 for the six months ended June 30, 2017 and 2016, respectively.  The balance of the note at June 30, 2017 was NZ $4,874,266 (US $3,568,450) and the balance as of December 31, 2016 was NZ $5,098,462 (US $3,531,705).  The increase in the US dollar balance is due to exchange rate changes when comparing June 30, 2017 to December 31, 2016, where the New Zealand dollar was worth .7321 and .6927 US Dollar, respectively.

The Company has a note payable dated December 31, 2004, payable to a New Zealand bank for a loan in favor of Mocles at the bank’s prime rate plus 2%. The note calls for monthly interest payments and payments against principal of NZ $20,000 (US $14,642).  The maturity date is March 31, 2019 with an extension to March 31, 2024 available if the Company is not in default.  The balance of the note at June 30, 2017 was NZ $2,065,000 (US $1,511,787) and the balance as of December 31, 2016 was NZ $2,185,000 (US $1,513,549).

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

We experienced net income of $2,600 for the three months ended June 30, 2017 compared to $16,362 for the three months ended June 30, 2016, and net income of $44,693 for the six months ended June 30, 2017 compared to $97,260 for the six months ended June 30, 2016.  We have established a trend of operating profitability in recent quarters as we reported positive EBITDA in fourteen of our last fifteen quarters, and positive net income for our last six fiscal years.  We anticipate an increase in current occupancy levels, together with a slight increase in average rate trends and levels for the properties currently under contract for the remainder of 2017 when compared to 2016.  We will continue our efforts to expand the number of properties under management through the remainder of 2017, which will increase the overall revenue and profitability stream in 2017. The specific impact of these additions on revenue depends on the timing of when and if new properties are added during the year.  We have implemented a number of revenue enhancement and cost saving programs that will improve our profitability and cash flow.  We project that we will continue to improve the overall profitability, cash flow, and working capital liquidity through 2017. This view is based on the following assumptions:

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

Critical Accounting Policies and Estimates

A summary of our significant accounting policies and estimates is discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes to those policies during the six months ended June 30, 2017. The preparation of the financial statements in accordance with U.S. generally accepted accounting principles requires us to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities. Significant areas of uncertainty that require judgments, estimates and assumptions include the accounting for income taxes, asset impairment and collectability of accounts receivable. We use historical and other information that we consider to be relevant to make these judgments and estimates. However, actual results may differ from those estimates and assumptions that are used to prepare our financial statements.

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

Based on that evaluation, our chief executive officer (and acting chief financial officer) concluded that, as of June 30, 2017, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer (and acting chief financial officer), as appropriate, to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None during the six months ended June 30, 2017.

Item 1A. Risk Factors.

Not required to be enumerated by smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

None during the six months ended June 30, 2017.

Use of Proceeds of Registered Securities

No proceeds were received from the sale of registered securities during the six months ended June 30, 2017.

Purchases of Equity Securities by Us and Affiliated Purchasers

None during the six months ended June 30, 2017.

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

THE CASTLE GROUP, INC.

Date:	08/14/2017	By:	/s/Rick Wall
Rick Wall
Chief Executive Officer and Chairman of the Board of Directors and Acting CFO