Form 10-Q
period 2017-09-30
CASTLE GROUP INC
filed 2017-11-14
CIK 918543

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Yes [  ]  No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

November 14, 2017 - 10,056,392 shares of common stock.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

THE CASTLE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2017 AND DECEMBER 31, 2016
(UNAUDITED)

	30-Sep-17	31-Dec-16
ASSETS
Current Assets
Cash	$ 2,761,209	$ 2,775,956
Accounts receivable, net of allowance for bad debts	2,147,782	2,405,473
Note receivable, current portion	15,000	15,000
Prepaid and other current assets	517,976	347,049
Total Current Assets	5,441,967	5,543,478
Non-Current Assets
Property and equipment, net	6,159,175	6,100,677
Construction in progress	232,519	-
Deposits and other assets	115,633	127,484
Note receivable	171,036	173,878
Investment in limited liability company	635,281	616,717
Deferred tax asset, net	391,979	536,371
Goodwill	54,726	54,726

TOTAL ASSETS	$ 13,202,316	$ 13,153,331

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 2,600,033	$ 3,101,074
Deposits payable	1,601,539	882,641
Current portion of long term debt	393,387	378,694
Current portion of long term debt to related parties	9,837	37,919
Accrued salaries and wages	1,659,928	1,716,485
Accrued taxes	19,429	29,387
Total Current Liabilities	6,284,153	6,146,200
Non-Current Liabilities
Long term debt, net of current portion	4,619,207	4,847,168
Total Non-Current Liabilities	4,619,207	4,847,168
Total Liabilities	10,903,360	10,993,368
Stockholders' Equity
Preferred stock, $100 par value, 50,000 shares authorized, 11,050	1,105,000	1,105,000
shares issued and outstanding at September 30, 2017 and December 31, 2016
Common stock, $.02 par value, 20,000,000 shares authorized, 10,056,392	201,129	201,129
shares issued and outstanding at September 30, 2017 and December 31, 2016
Additional paid in capital	5,462,208	5,322,708
Accumulated deficit	(4,510,432)	(4,515,200)
Accumulated other comprehensive income	41,051	46,326
Total Stockholders' Equity	2,298,956	2,159,963

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 13,202,316	$ 13,153,331

The accompanying notes are an integral part of these condensed consolidated financial statements

THE CASTLE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(UNAUDITED)

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
Revenues
Managed property revenue	$ 6,375,261	$ 6,999,456	$ 19,382,245	$ 19,374,330
Other revenue	8,007	700	13,007	2,400
Total Revenues	6,383,268	7,000,156	19,395,252	19,376,730

Operating Expenses
Managed property expense	5,203,092	5,666,052	15,715,529	15,878,899
Administrative and general	1,026,186	920,404	3,123,007	2,656,164
Depreciation	106,113	69,457	218,963	191,027
Total Operating Expense	6,335,391	6,655,913	19,057,499	18,726,090
Operating Income	47,877	344,243	337,753	650,640
Income from equity method investment	13,000	14,000	35,714	42,000
Interest expense	(69,121)	(78,859)	(208,241)	(238,250)
Income (loss) before taxes	(8,244)	279,384	165,226	454,390
Income tax expense	(31,681)	(112,274)	(160,458)	(190,020)
Net Income (Loss)	(39,925)	167,110	4,768	264,370
Change in unpaid cumulative dividends on convertible preferred stock	(20,720)	(20,720)	(62,156)	(62,156)

Net Income (Loss) applicable to Common Stockholders	$ (60,645)	$ 146,390	$ (57,388)	$ 202,214

Earnings per common share
Basic	$ (0.01)	$ 0.02	$ (0.01)	$ 0.02
Diluted	$ (0.01)	$ 0.02	$ (0.01)	$ 0.02
Weighted average common shares Outstanding
Basic	10,056,392	10,056,392	10,056,392	10,056,392
Diluted	10,056,392	10,056,392	10,056,392	10,056,392

Net Income (Loss)	$ (39,925)	$ 167,110	$ 4,768	$ 264,370
Other Comprehensive Income (Loss)
Foreign currency translation adjustment	(9,565)	(1,362)	(5,275)	(1,790)

Total Comprehensive Income (Loss)	$ (49,490)	$ 165,748	$ (507)	$ 262,580

The accompanying notes are an integral part of these condensed consolidated financial statements

THE CASTLE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(UNAUDITED)

	2017	2016
Cash Flows from Operating Activities
Net income	$ 4,768	$ 264,370
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	218,963	191,027
Recovery of bad debt	(109,312)	(334,731)
Non cash interest expense	139,500	150,030
Income from equity method investment	(35,714)	(42,000)
Distribution from equity method investment	17,150	15,400
Deferred taxes	160,458	178,378
(Increase) decrease in
Accounts receivable	258,346	(388,749)
Other current assets	(165,926)	(228,191)
Notes receivable	112,154	338,273
Increase (decrease) in
Deposits and other assets	20,982	15,189
Accounts payable	(666,083)	(349,307)
Deposits payable	716,000	94,101
Net Cash Provided by (Used in) Operating Activities	671,286	(96,210)

Cash Flows from Investing Activities
Construction in progress	(231,484)	-
Purchase of property and equipment	(58,542)	(67,518)
Net Cash Used in Investing Activities	(290,026)	(67,518)

Cash Flows from Financing Activities
Proceeds from notes	-	40,178
Payments on long term debt to related parties	(28,082)	(25,420)
Payments on long term debt	(403,900)	(601,290)
Net Cash Used in Financing Activities	(431,982)	(586,532)
Effect of foreign currency exchange rate on changes in cash	35,975	43,453
Net Change in Cash	(14,747)	(706,807)
Beginning Balance	2,775,956	2,370,557
Ending Balance	$ 2,761,209	$ 1,663,750

Supplementary Information
Cash Paid for Interest	$ 68,741	$ 88,220
Cash Paid for Income Taxes	$ -	$ 11,642

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

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted.  In the opinion of management, the accompanying interim financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation.  The results of operations for the three and nine month periods ended September 30, 2017, are not necessarily indicative of the results for a full-year period as the tourism industry that the Company relies on is highly seasonal.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in Castle’s most recent Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on April 7, 2017.  The Company’s significant accounting policies are set forth in Note 1 to the consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2016.

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

For presentation of 2016 results, the Company increased Administrative and general expenses for the three and nine months ended September 30, 2016 by $871,838 and $2,500,159, respectively, and correspondingly reduced Managed property expense to reclassify the payroll and other operating costs of our centralized corporate offices as these costs are more of an overhead nature than a variable cost associated with fluctuations in Managed property revenue.

For presentation of 2016 results, the Company reduced Administrative and general expenses for the three and nine months ended September 30, 2016 by $107,042 and $334,731, respectively, and correspondingly increased Managed property expenses to reclassify the recovery of amounts previously written off as bad debts.

For presentation of the 2016 Statement of Cash Flows, the Company increased the Notes receivable collection by $334,731 and added a line, Recovery of bad debt, to show an offsetting decrease in Cash flows from operating activities to account for the reversal of $334,731 previously written off and the subsequent collection of the same amount.

For presentation of the 2016 Statement of Cash Flows, the Company reclassified the Proceeds from notes receivable to Cash Flows from Operating Activities from the Cash Flows from Financing Activities.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The FASB and the International Accounting Standards Board (“IASB”) initiated a joint project to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS that would: (i) remove inconsistencies and weaknesses in revenue requirements; (ii) provide a more robust framework for addressing revenue issues; (iii) improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets; (iv) provide more useful information to users of financial statements through improved disclosure requirements; and (v) simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer. To meet those objectives, the FASB amended the FASB Accounting Standards Codification (“Codification”) and created a new Topic 606, Revenue from Contracts with Customers. The core principle of the guidance in ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance in this ASU supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry specific guidance throughout the Industry Topics of the Codification. Additionally, ASU 2014-09 supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition—

Construction-Type and Production-Type Contracts. The ASU is effective for fiscal years beginning after December 15, 2017 (and interim periods within that period).

In periods subsequent to the initial issuance of this ASU, the FASB has issued additional ASU’s clarifying items within Topic 606, as follows:

In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," which defers by one year the effective date of ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)" to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.

In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations” (“ASU 2016-08”). The amendments in ASU 2016-08 serve to clarify the implementation guidance on principal vs. agent considerations.

In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” (“ASU 2016-10”). The purpose of ASU 2016-10 is to clarify two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance (while retaining the related principles for those areas).

In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2016-12”). The purpose of ASU 2016-12 is to address certain issues identified to improve Topic 606 by enhancing guidance on assessing collectability, presentation of sales taxes and other similar taxes collected from customers, noncash consideration and completed contracts and contract modifications at transition.

In December 2016, the FASB issued ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers,” which amends certain aspects of the Board’s new revenue standard, ASU 2014-09. This ASU addresses thirteen specific issues pertaining to Topic 606, Revenue from Contracts with Customers.

We are currently in the process of completing our evaluation of ASU 2014-09, including identifying the potential differences in the timing and/or method of revenue recognition for our contracts and, ultimately, the expected impact on our business processes, systems and controls. As part of this evaluation, we are reviewing customer contracts and applying the new standard to each contact type identified that’s associated to our material revenue streams and will compare the results to our current accounting practices.

We currently expect that the timing and amount of recognition of incentive fee revenue from some of our contracts will be impacted by adopting the new standard.  Our current recognition of revenue is that the incentive fees are recorded when earned, however, some contracts are goal based (no incentive fees are earned until a target operating profit is returned to the property owner), resulting in the incentive fees historically being recorded in the last half of the year.  The Company is exploring the timing of when these incentive fees will be recorded during the year under the new standard.

We continue to evaluate any other potential effects of adopting this standard. Consequently, given the complexities of this new standard, we are unable to determine, at this time, whether adoption of this standard will have a material impact on our consolidated financial position, results of operations, cash flows or related disclosures.

We will adopt this standard, as well as other clarifications and technical guidance issued by the FASB related to this new revenue standard, on January 1, 2018. A determination as to whether we will apply the retrospective or modified retrospective adoption method will be made once our qualitative evaluation is complete and we commence quantifying the expected impacts.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company has $713,521 of operating lease obligations as of September 30, 2017 and upon adoption of this standard it will record a ROU asset and lease liability for present value of these leases which will have a material impact on the balance sheet. However, the statement of comprehensive income recognition of lease expenses is not expected to change from the current methodology.

In March 2016, the FASB issued ASU 2016-09, Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The objective of this update is to simplify several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company has adopted ASU 2016-09 effective January 1, 2017 and the necessary disclosures are provided within this Form 10-Q for the period ending September 30, 2017. The adoption of ASU 2016-09 does not have a material impact on the Company’s financial condition or results of operations.

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

Note 4 Long Term Debt

The Company has a note dated December 31, 2004, payable in New Zealand dollars, with an original face value of NZ $8.6 million and secured by real estate in New Zealand and a general security agreement over the assets of the Company’s New Zealand subsidiary, with the Company as guarantor.   The holder of the note owns 0.7% of the issued and outstanding common stock of the Company.  The note calls for payments of NZ $20,000 (US $14,382 at September 30, 2017) per month.  The maturity date is March 31, 2019 with an extension to March 31, 2024 available if the Company is not in default.  The agreement does not provide for interest to be paid on this note payable so the Company has imputed interest of $46,500 and $50,010 for the quarters ended September 30, 2017 and 2016, respectively, and $139,500 and $150,030 for the nine months ended September 30, 2017 and 2016.  The balance of this note was NZ $4,762,344 (US $3,424,601) and NZ$ 5,098,463 (US $3,531,705) as of September 30, 2017 and December 31, 2016, respectively.

The Company has a note payable dated December 31, 2004, payable to a New Zealand bank, Westpac, for a loan in favor of Mocles at the bank’s prime rate plus 2%. The note calls for monthly interest payments and payments against principal of NZ $20,000 (US $14,382).  The maturity date is March 31, 2019 with an extension to March 31, 2024 available if the Company is not in default.  The balance of this note was NZ $2,005,000 (US $1,441,796) and NZ $2,185,000 (US $1,513,550) as of September 30, 2017 and December 31, 2016, respectively.

In June 2015, the Company received a term loan of $200,000 from a local bank which was used to fund upgrades to the property management and central reservation systems.  These outflows will be recouped by the Company through reimbursements from managed properties.  The loan is for a fixed interest rate of 5.875% with monthly payments of $3,855 and matures in June 2020. The balance of this loan was $117,140 and $145,892 as of September 30, 2017 and December 31, 2016, respectively.

In March 2016, the Company received a loan of $40,178 to finance the purchase of carts for one of its managed properties.  The loan is secured by the equipment purchased.  The loan is for a fixed interest rate of 4.43% with monthly payments of $749 and matures in March 2021.  The outstanding balance of this loan was $29,057 and $37,919 as of September 30, 2017 and December 31, 2016, respectively.

Note 5 Equity-Based Compensation

None issued for the nine months ended September 30, 2017 and 2016.

Note 6 Basic and Dilutive Earnings Per Share

As the preferred shares and the warrants are considered to be anti-dilutive, the Company employed the two-class method and basic and diluted earnings per share were the same.  Basic earnings per share of common stock were computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding.  Diluted earnings per share were computed using the treasury stock method for vested warrants and the two-class method for redeemable preferred stock. The calculation of diluted earnings per share for 2017 and 2016 excludes 368,333 shares which would be issued upon conversion of the outstanding $100 par value redeemable preferred stock of the Company as they are considered to be anti-dilutive. The warrants for 600,000 shares outstanding at September 30, 2017 and December 31, 2016 are not included as they are considered to be anti-dilutive since the exercise price exceeded the average market price of the stock during the respective periods.

	Nine months ended September 30, 2017			Nine months ended September 30, 2016
	Income (Loss)	Shares	Per Share	Income	Shares	Per Share
	Numerator	Denominator	Amount	Numerator	Denominator	Amount
Basic EPS
Income (Loss) Available to Common Stockholders	$ (57,388)	10,056,392	$ ( .01)	$ 202,214	10,056,392	$ 0.02
Effect of Dilutive Securities		-			-
Diluted EPS
Income (Loss) Available to Common Stockholders plus Assumed Conversions	$ (57,388)	10,056,392	$ (.01)	$ 202,214	10,056,392	$ 0.02

Note 7 Commitments and Contingencies

The Company owns the Podium unit in New Zealand, and there was a claim made against the contractor by the Body Corporate (that represents all the unit owners, similar to an association of apartment owners in the United States) for defective work on the outer waterproofing skin of the building.  A settlement was reached and the amounts recovered from the contractor were not sufficient to cure the waterproofing defect.  As a result the Body Corporate imposed a special assessment on all the owners of units in the building.  The Company has paid NZ $323,347 (US $232,519) as of September 30, 2017, the last of the payments being billed by the Body Corporate in July 2017.  At a meeting of the Body Corporate held in November of 2017, the Body Corporate determined that the amounts collected were not sufficient to remedy the defect and as a result, the Body Corporate imposed an additional special assessment in the amount of NZ $1,041,113 (US$748,664), payable in 20 monthly installments of NZ $52,056 (US $37,433), representing the Company’s share of the total special assessment.  The project is scheduled to commence in the first quarter of 2018.  Payment of this special assessment will begin November 2017.  These payments will be capitalized by the Company since the repairs are expected to improve and extend the life of the property.  A claim has been filed by the Body Corporate against the law firm previously representing the Body Corporate to recover funds previously expended by the Company and other owners in the building and the amounts assessed against the Company’s Podium unit may or may not be recovered.

There could also be additional remedial work required once construction starts, which could increase the amount assessed against the Company’s Podium unit.

Note 8 Related Party Transactions

The Company has a receivable of $489,377 and $598,689 from Hanalei Bay International Investors (“HBII”) as of September 30, 2017 and December 31, 2016. The receivable has been fully allowed for.  The Chairman and CEO of the Company is the sole shareholder of HBII Management, Inc., the managing General Partner of HBII.  During the quarters ended September 30, 2017 and 2016, the Company collected $37,184 and $107,042, respectively, of the note.  For the nine months ended September 30, 2017 and 2016, the Company collected $109,312 and $334,731 of the note, respectively.

Note 9 Subsequent Events

At a meeting of the board of directors held on July 14, 2017, the board approved in form new employment agreements for Rick Wall, Chairman and Chief Executive Officer, and Alan Mattson, Director and Chief Operating Officer.  The contracts have been finalized to take effect November 1, 2017, and includes increases in pay rates, the issuance of stock warrants, and deferred compensation, as disclosed in the Company’s Form 8k filed on November 13, 2017.  Mr. Wall’s contract will be for a period of ten years and the contract for Mr. Mattson will be for a period of five years.

At a meeting of the Body Corporate (in which the Company owns the Podium unit) held in November of 2017, the Body Corporate determined that the amounts collected were not sufficient to remedy the defect (see Note 7 above).

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

Revenues

Total revenue for the quarter ended September 30, 2017 was $6,383,268 a 9% decrease from the $7,000,156 reported for the three months ended September 30, 2016.  For the nine months ended September 30, 2017 and 2016, total revenue was flat at $19,395,252 and $19,376,730, respectively.  The decrease for the quarter is attributed to the termination of a net contract effective July 1, 2017 and increased competition for one of the Company’s larger properties by a property re-opening next door.

Managed property revenue for the quarter ended September 30, 2017 was $6,375,261 a 9% decrease from the $6,999,456 reported for the three months ended September 30, 2016.  For the nine months ended September 30, 2017 and 2016, managed property revenue was $19,382,245 and $19,374,330, respectively, representing an increase of less than 1%.  The decrease for the quarter is attributed to the termination of a contract effective July 1, 2017, increased competition for one of the Company’s larger properties caused by a competitor property re-opening next door, and an increase in the percentage amount the Company pays to its condominium owners at various properties that have revised their contracts.

Other revenue was $8,007 and $700, respectively, for the three months ended September 30, 2017 and September 30, 2016. Other revenue for the nine months ended September 30, 2017 and 2016 was $13,007 and $2,400, respectively.  The increase is attributed to additional ancillary fees charged by the Company in 2017 as opposed to 2016.

Expenses

Managed property expenses are those expenses more directly related to the management of our hotels and resort condominium properties. Managed property expense for the three months ended September 30, 2017 compared to September 30, 2016 decreased by 8%, to $5,203,092 from $5,666,052.  Managed property expense for the nine months ended September 30, 2017 and September 30, 2016 was $15,715,529 and $15,878,899, respectively, a decrease of 1%.  The decrease is attributed to termination of a net property effective July 1, 2017, and reducing operating costs at some of our condominium properties to more closely match those in the vacation rental industry (as opposed to the full service hotel and resort condominium operating model).

Administrative and general expenses increased by 11% to $1,026,186 from $920,404 for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016.  Administrative and general expenses increased by 18% to $3,123,007 from $2,656,164 for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016.  The increase is due to the Company expanding its corporate staffing in all departments in order to better serve the properties represented by the Company. Also contributing to the increase was the recovery of bad debts in the prior quarter ended September 30, 2016 of $107,042 compared to $37,184 for the quarter ended September 30, 2017 and the recovery of bad debts of $334,731 for the nine months ended September 30, 2016 compared to $109,312 for the nine months ended September 30, 2017.

Depreciation

Our business is to provide services to our clients and as such does not require a great deal of capital expenditure for equipment or fixed assets.  As a result, depreciation expense was $106,113 and $69,457, respectively, for the three months ended September 30, 2017 and September 30, 2016, and $218,963 and $191,027, respectively, for the nine months ended September 30, 2017 and September 30, 2016.  The increase is due to the Company depreciating software for its new central reservation and property management system that was placed in service in 2017.

Equity Method Investment Income

The Company has a 7% common series interest in the ownership of a hotel located in Hawaii.  During the three months ended September 30, 2017 and September 30, 2016, the Company recorded income from equity method investment of $13,000 and $14,000, respectively, representing the Company’s allocation of net income from its investment.  The Company recorded income from equity method investment of $35,714 and $42,000, respectively, for the nine months ended September 30, 2017 and September 30, 2016.  The decrease is due to additional competition facing the hotel represented by this ownership interest from a competing property that had partially re-opened in late 2016, and is projected to be fully re-opened in the fourth quarter of 2017.

Interest Expense

Interest expense was $69,121 and $78,859 for the three months ended September 30, 2017 and 2016, respectively, and $208,241 and $238,250 for the nine months ended September 30, 2017 and 2016, respectively.  Included in interest expense is interest that is imputed on the mortgage note for our Podium located in New Zealand of $46,500 and $50,010, respectively, for the three months ended September 30, 2017 and 2016 compared to $139,500 and $150,030, respectively, for the nine months ended September 30, 2017 and 2016.  The decrease in interest expense is due to the Company making payments under the terms of its note payable obligations, reducing the principal balances upon which interest expense is calculated on.

Income Taxes

Income tax expense for the three months ended September 30, 2017 was $31,681 compared to $112,274 for the three months ended September 30, 2016.  Income tax expense for the nine months ended September 30, 2017 and September 30, 2016 was $160,458 and $190,020 respectively.  The decrease in tax is due to a decrease in the net taxable income reported by our domestic operations.

Net Income (Loss)

Net loss for the three months ended September 30, 2017 was $39,925 compared to net income of $167,110 for the three months ended September 30, 2016.  Net income for the nine months ended September 30, 2017 was $4,768 compared to $264,370 for the nine months ended September 30, 2016.  The decrease in net income is attributed to the termination of a net contract effective July 1, 2017, the termination of a commission agreement effective May 31, 2017, and the recovery of bad debts of $37,184 for the quarter ended September 30, 2017 as compared to $107,042 for the quarter ended September 30, 2016, and the recovery of bad debts of $109,312 for the nine months ended September 30, 2017 as compared to $334,731 for the nine months ended September 30, 2016.

Foreign Currency Translation Adjustment

For consolidated entities whose functional currency is not the U.S. dollar, Castle translates their financial statements into U.S. dollars. Assets and liabilities are translated at the spot rate currently in effect as of the financial statement date, and results of operations are translated using the weighted average exchange rate for the period.

Translation adjustments from foreign exchange are included as a separate component of stockholders’ equity. Changes in the carrying value of the assets and liabilities of the consolidated entities outside of the United States due to foreign exchange changes are reflected as Foreign Currency Adjustments.  Foreign currency translation loss was $9,565 compared to $1,362 for the three months ended September 30, 2017 and 2016, respectively.  Foreign currency translation loss was $5,275 compared to a $1,790 for the nine months ended September 30, 2017 and 2016, respectively.

Total Comprehensive Income

Total comprehensive loss for the three months ended September 30, 2017 was $49,490 as compared to comprehensive income of $165,748 for the three months ended September 30, 2016.  Total comprehensive loss for the nine months ended September 30, 2017 was $507 as compared to total comprehensive income of $262,580 for the nine months ended September 30, 2016.  This is primarily a result of the changes in revenue and operating expenses, investment income, and foreign exchange rates noted above.

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

Reconciliation of GAAP Net Income to EBITDA:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net Income (loss) (GAAP)	$ (39,925)	$ 167,110	$ 4,768	$ 264,370
Add Back:
Income tax expense	31,681	112,274	160,458	190,020
Interest expense	69,121	78,859	208,241	238,250
Depreciation	106,113	69,457	218,963	191,027
EBITDA (non-GAAP)	$ 166,990	$ 427,700	$ 592,430	$ 883,667

EBITDA totaled $166,990 as compared to $427,700 for the three months ended September 30, 2017 and 2016, respectively, representing a 61% decrease.  EBITDA totaled $592,430 as compared to $883,667 for the nine months ended September 30, 2017 and 2016, respectively, representing a 33% decrease.  The decrease for the quarter and nine month period is attributed to the termination of a net contract on July 1, 2017, the termination of a commission agreement on May 31, 2017, a decrease in our recovery of bad debts, and increased competition from a new property which re-opened next door to one of the larger properties the Company manages.  .

Liquidity

Our primary sources of liquidity include available cash and borrowing under the credit facility which was secured in October 2008, consisting of a $600,000 line of credit.   As of September 30, 2017 the full amount of the line of credit was available to use. Additionally, our New Zealand subsidiary has an available NZ$150,000 (US$107,865) line of credit which was also fully available as of September 30, 2017. These facilities contain representations and warranties, conditions, covenants and events of default that are customary for this type of credit facility but do not contain financial covenants.  The Company is in compliance with the terms and conditions of these borrowing covenants.  We do not believe the limitations contained in the credit facility will, in the foreseeable future, adversely affect our ability to use the credit facility and execute our business plan.

In June 2015, the Company received a term loan of $200,000 from a local bank which was used to fund upgrades to the property management and central reservation systems.  The loan is for a fixed interest rate of 5.875% with monthly payments of $3,855 and matures in June 2020.  The outstanding balance of this loan was $117,140 and $145,892 as of September 30, 2017 and December 31, 2016, respectively.

In March 2016, the Company received a loan of $40,178 to finance the purchase of carts for one of its managed properties.  The loan is secured by the equipment purchased.  The loan is for a fixed interest rate of 4.43% with monthly payments of $749 and matures in March, 2021.  The outstanding balance of this loan was $29,057 and $35,715 at September 30, 2017 at December 31, 2016, respectively.

The Company has a related party note dated December 31, 2004, payable in New Zealand dollars, with an original face value of NZ $8.6 million and secured by real estate in New Zealand and a general security agreement over the assets of the Company’s New Zealand subsidiary, with the Company as guarantor.   The note calls for payments of NZ $20,000 (US $14,382) per month.  The maturity date is March 31, 2019 with an extension to March 31, 2024 available if the Company is not in default.  The agreement does not provide for interest to be paid on this note payable so the Company has imputed interest of $46,500 and $50,010 for the quarters ended September 30, 2017 and 2016, respectively, and $138,500 and $150,030 for the nine months ended September 30, 2017 and 2016, respectively.  The balance of this note was NZ $4,762,344 (US $3,424,601) and NZ$ 5,098,463 (US $3,531,705) as of September 30, 2017 and December 31, 2016, respectively.

The Company has a note payable dated December 31, 2004, payable to a New Zealand bank for a loan in favor of Mocles at the bank’s prime rate plus 2%. The note calls for monthly interest payments and payments against principal of NZ $20,000 (US $14,642).  The maturity date is March 31, 2019 with an extension to March 31, 2024 available if the Company is not in default. The balance of this note was NZ $2,005,000 (US $1,441,796) and NZ $2,185,000 (US $1,513,550) as of September 30, 2017 and December 31, 2016, respectively.

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

We experienced a loss of $39,925 for the three months ended September 30, 2017 compared to net income of $167,110 for the three months ended September 30, 2016, and net income of $4,768 for the nine months ended September 30, 2017 compared to

$264,370 for the nine months ended September 30, 2016.  We have established a trend of operating profitability in recent quarters as we reported positive EBITDA in fifteen of our last sixteen quarters, and positive net income for our last six fiscal years.  We anticipate an increase in current occupancy levels, together with a slight increase in average rate trends and levels for the properties currently under contract for the remainder of 2017 when compared to 2016.

We will continue our efforts to expand the number of properties under management through the remainder of 2017, which will increase the overall revenue and profitability stream in 2017. The Company has hired a position dedicated to the growth in the number of units under management and has seen new condominium units signed on within our existing rental pools during 2017. The position will also focus on the acquisition of hotels and condominium rental programs at properties in which the Company currently has no presence.  The specific impact of these additions on revenue depends on the timing of when and if new properties are added during the year.  We have implemented a number of revenue enhancement and cost saving programs that will improve our profitability and cash flow.  We project that we will continue to improve the overall profitability, cash flow, and working capital liquidity through 2017. This view is based on the following assumptions:

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

· Converting some of our rental program operations to more closely mirror the vacation rental market, where operating costs are minimized in comparison to full service hotel and resort operations.

· Expansion of the number of properties under management, with emphasis on Hawaii and New Zealand.

· Expansion of the number of units in the rental programs we have established at various properties.

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

Critical Accounting Policies and Estimates

A summary of our significant accounting policies and estimates is discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes to those policies during the nine months ended September 30, 2017.  The preparation of the financial statements in accordance with U.S. generally accepted accounting principles requires us to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities. Significant areas of uncertainty that require judgments, estimates and assumptions include the accounting for income taxes, asset impairment and collectability of accounts receivable. We use historical and other information that we consider to be relevant to make these judgments and estimates. However, actual results may differ from those estimates and assumptions that are used to prepare our financial statements.

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

Based on that evaluation, our chief executive officer (and acting chief financial officer) concluded that, as of September 30, 2017, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer (and acting chief financial officer), as appropriate, to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None during the nine months ended September 30, 2017.

Item 1A. Risk Factors.

Not required to be enumerated by smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

None during the nine months ended September 30, 2017.

Use of Proceeds of Registered Securities

No proceeds were received from the sale of registered securities during the nine months ended September 30, 2017.

Purchases of Equity Securities by Us and Affiliated Purchasers

None during the nine months ended September 30, 2017.

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

THE CASTLE GROUP, INC.

Date:	11/14/2017	By:	/s/Rick Wall
Rick Wall
Chief Executive Officer and Chairman of the Board of Directors and Acting CFO