Form 10-K
period 2017-12-31
CASTLE GROUP INC
filed 2018-04-02
CIK 918543

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)
Smaller reporting company [X]	Emerging Growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Aggregate Market Value of Non-Voting Common Stock Held by Non-Affiliates

As of June 30, 2017, there were approximately 5,473,049 shares of common voting stock of the Issuer held by non-affiliates. As of June 30, 2017, the closing price of the common stock on the OTC Bulletin board was $.42 per share or an aggregate value of $2,298,681.

Applicable Only to Corporate Registrants

Number of shares outstanding of the Issuer’s common stock as of March 30, 2018:   10,056,392

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

Principal Products or Services and Their Markets

General

We are a full service hospitality and hotel management company that provides full management services for hotels and condominium resorts.  We earn our revenues by providing several types of services to property owners including, hotel and resort management and operations, including staffing; reservations staffing and operations; advertising, sales and marketing; and accounting.  Our revenues are derived primarily from the rental and management of hotel rooms and condominium accommodations along with food and beverage sales.

Corporate Culture

Our corporate culture has been internally branded as “F & F,” which means Flexibility and Focus.  The organization and infrastructure is solid and designed for maximum flexibility to react to any and all marketplace dynamics, while at the same time, allowing us to remain focused on our objectives and overall strategy without losing focus or perspective.

Marketing Strategy

Most of our marketing efforts are focused towards acquiring and retaining guests for the properties we manage.  We have made investments in three of the properties that we manage, as we own the lobby and food and beverage areas in our New Zealand property, have a minority interest in a property in Hawaii, and a commercial unit which includes the front desk for another property we manage in Hawaii. Sales, advertising and marketing is handled by our centralized sales staff and is done through various distribution channels including direct internet sales, wholesalers, online and traditional travel agencies, corporate and frequent traveler accounts, and group tour operators.   We also manage and operate an interactive web site (www.Castleresorts.com) for customers to view information about the properties we manage and make reservations at the properties we represent.  Our website offers user friendly navigation, interactive features and rich content, while offering attractive rates and a travel booking engine that can handle rate conversions for over 100 foreign currencies.  The proprietary online booking and reservations engine supports a dynamic pricing model which maximizes revenues for all of our properties under management.

We support our online presence with a full service, reservation call center that provides a wide range of services from tour reservation processing and rooms control, to handling group bookings.  Our reservation center electronically connects resort property inventory and rates to the four major Global Distribution Systems (“GDS”) and major Online Travel Agencies (“OTAs”), including vacation rental sites such as Air Bnb and Homeaway.  This connectivity displays rates and inventory of our properties to over 500,000 travel agents worldwide as well as providing internet connectivity to over 1,200 travel websites around the globe.

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

We also do not flag our properties with the Castle name.  The advantages of doing so are several.  There is a high demand for the independent smaller boutique hotels and condominiums, as travelers favor a more individualized and unique travel experience. We believe that this allows the consumer to better choose the specific type of vacation experience desired based upon the specific attributes of the property selected.  This ongoing trend towards smaller, independent hotels, as opposed to the familiar mid-range chains has been seen throughout the world tourism marketplace.  We have expanded this uniqueness through our online reservation system, which allows guests to view and choose an individual unit should they wish to do so instead of booking a category of room.  We believe that property owners who pay for sales and marketing costs should not do so to promote the management company, but rather the properties or individual units that they own.

Marketing Programs and Promotions

We have implemented numerous marketing programs directed towards both the consumer and trade markets to generate incremental revenue for each of our properties.  We have developed a wide range of programs designed specifically to reflect the unique attributes of each of our resort properties (and in some cases the unique attributes of a particular unit), which also includes providing various incentives.  We manage a number of marketing programs and promotions, some of which are seasonal to drive incremental room night revenues during valley periods, and some of which are ongoing throughout the year.  During the past year we have emphasized programs relating to value travel and vacation rental accommodations as well as increased consumer direct booking at the luxury properties we manage.

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

We have also focused on internal growth at our resort condominium properties and have had some success in growing our rental units managed at some of our properties.  We will continue to focus on growing our inventory at our existing properties, in addition to using these properties as a hub to service other units in the immediate area of our rental programs.

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

We also lease office space for our rental operations at one of our managed properties.  In September of 2013, an entity which is 57% owned by the Company’s Chairman and CEO purchased the front office unit at one of the managed properties, and the Company entered into a rental agreement for the front office unit.  The unit was previously owned by the Association of Apartment Owners of the property and was purchased in order to secure the Company’s rental of the space which is necessary to the Company’s operations at the property.  The rental agreement is on the same terms as the previous owner and there were no increases in rent or other charges.  The agreement expires September 30, 2021 and the Company has the option to extend the agreement for two periods of five years each after September 30, 2021. The agreement calls for monthly rental payments of $6,000 plus Hawaii general excise tax.  For each of the years ended December 31, 2017 and 2016, the Company made rental payments of $75,000 for the unit.

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

In May 2017, we acquired a unit at one of our properties that we are using as office space for our on-site staff.

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

	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Fiscal 2017 price range per common share	$0.16-$0.25	$0.25-$0.50	$0.20-$0.45	$0.30-$0.35
Fiscal 2016 price range per common share	$0.34-$0.48	$0.25-$0.30	$0.24-$0.26	$0.25-$0.30

Holders of Record

There were approximately 280 owners of record of Castle’s common stock as of March 30, 2018.

Dividends

We have not paid any dividends with respect to our common stock, and do not intend to pay dividends on our common stock in the foreseeable future.  As more fully described in Note 7 to Castle’s consolidated financial statements included herein, in 1999 and 2000, we issued a total of 11,050 shares of $100 par value redeemable preferred stock.  Dividends are cumulative from the date of original issue and are payable semi-annually, when, and if declared by the board of directors beginning July 15, 1999, at a rate of $7.50 per annum, per share. Through the fiscal year ended December 31, 2001, we paid dividends to holders of record in the amount of $20,161.  At December 31, 2017, undeclared and unpaid dividends on these shares totaled $1,513,551 or $136.97 per preferred share. These dividends are not accrued as a liability, since no dividends have been declared.  We cannot pay dividends on our common stock until we declare and pay the cumulative dividends on our preferred stock.  It is the intention of management to utilize and reinvest all discretionary available funds into the development and expansion of our business, rather than for common stock dividend payments.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any equity compensation plans and as such no securities have been authorized for issuance subject to such a plan.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the 12 months ended December 31, 2017 or 2016.

Use of Proceeds of Registered Securities

There were no proceeds received by us from the sale of registered securities during the 12 months ended December 31, 2017 or 2016.

Purchases of Equity Securities by Us and Affiliated Purchasers

There were no purchases of equity securities during the 12 months ended December 31, 2017 or 2016.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

Revenue

The Company has two basic types of management agreements.  Under a “Gross Contract” the Company records revenue which is based on a percentage of the gross rental proceeds received from the rental of hotel or condominium units.   Under a Gross Contract the Company pays a portion of the gross rental proceeds to the owner of the rental unit.  The Company only records as revenue the difference between the gross rental proceeds and the amount paid to the owner of the rental unit.  Under the Gross Contract, the Company is responsible for all of the operating expenses for the hotel or condominium unit.  Under a “Net Contract”, the Company receives a management fee that is based on a percentage of the gross rental proceeds received from the rental of hotel or condominium units.  Under the Net Contract, the owner of the hotel or condominium unit is responsible for all of the operating expenses of the rental program covering the owner’s unit and the Company also typically receives an incentive management fee, which is based on the net operating profit of the covered property. Additionally, under a Net Contract, in most cases we employ on-site personnel to provide services such as housekeeping, maintenance and administration to property owners under our management agreements and for such services, we recognize revenue in an amount equal to the expenses incurred.  Under both types of agreements, revenues are recognized after services have been rendered.  A liability is recognized for any deposits received for which services have not yet been rendered for our Gross Contract properties.

The Company also operates the food and beverage facilities of our property located in New Zealand as the restaurant and bar are located within the Podium which is owned by the Company.

For 2017, our domestic revenue trend is reflective of the tourism industry of Hawaii which experienced its sixth year of growth in both arrivals and visitor spending.  The Hawaii Tourism Authority (HTA) announced a record 9.3 million visitors to Hawaii in 2017, up 4.9% from 2016, fueled by a 1.8% increase in passenger seats to Hawaii.  Visitor expenditures also increased by 6.2% to a record $16.8 billion when compared to 20161.

Castle’s Revenues totaled $26,250,937 for the year ended December 31, 2017, representing a 0.2% decrease from $26,291,200 in 2016. This decrease is attributed to the termination of a management contract in June of 2017 due to the closure of a managed hotel and a decline in our food and beverage revenue for our New Zealand outlets.

Managed property revenue increased 1.3% to $24,236,723 in 2017 from $23,919,918 in 2016.  The increase is attributed to the strong tourism industry of Hawaii, where all of the Company’s domestic properties reside.  The increase was achieved even with the loss of a management contract when a hotel was closed due to owner permits being revoked in June of 2017.

1 Hawaii Tourism Authority: http://hawaiitourismauthority.org/research/research/visitor-highlights/

Food and beverage revenue decreased 16.5% to $1,977,560 in 2017 from $2,367,782 in 2016.  The decrease is attributed to a 45% decline in banquet and conference revenue as fewer functions were held at the property.

Other revenue was $36,654 in 2017 compared to $3,500 in 2016.  The increase is due to the collection of various miscellaneous fees we collected from our managed properties.

The Company reported Income from Equity Method Investment of $48,714 in 2017 compared to $75,525 in 2016, which represents our share of the income attributable to a minority ownership in a domestic hotel.  The decrease in investment income is due to the lower income reported by the limited liability corporation that owns the hotel in 2017 as compared to 2016.  The lower income reported is a result of increased competition at the hotel owned by the limited liability corporation from a competitor which is situated next door.

Costs and Expenses

Total operating expenses were $25,795,107 in 2017, an increase of 1.6% when compared to $25,395,664 in 2016.  The increase in operating expenses is attributed to a reduction of $282,404 in the amount of bad debt recovered in 2017 as compared to 2016, an increase in payroll and related costs due to increased rates given to our employees, employment contracts issued to the Company’s Chief Executive Officer and Chief Operating Officer, and increased staffing of our reservations department to more effectively process vacation rental sourced reservations.

Managed property expense was $19,308,369 in 2017, a decrease of 1.2% when compared to $19,541,507 in 2016. Managed property expense includes the operating expenses of the properties which are managed under Gross Contracts and the direct payroll and related costs for the properties managed under a net contract.  The decrease in expenses is a result of the closing of one of properties managed by the Company in June 2017.

Food and beverage expense was $1,716,420 in 2017, a decrease of 4.2% when compared to $1,790,797 in 2016.  The decrease in expense is attributed to the decline in food & beverage revenue.

Administrative and general expense totaled $4,476,839 in 2017, an increase of 16.6% as compared to $3,839,202 for 2016.  Administrative and general expense includes the payroll and other operating costs of the Company’s centralized corporate office, which supports all of our managed properties.  The Company increased its staffing for its reservations department in order to effectively process increased vacation rental sourced reservations which are more labor intensive as it requires attention for each individual guest reservation as opposed to group reservations that come through traditional hotel travel agents.  The Company also entered into two new employment contracts with its Chief Executive Officer and Chief Operating Officer, which included the issuance of deferred compensation and stock warrants.  Also contributing to the increase was the lower recovery of $108,230 of bad debts in 2017 as compared to $390,635 in 2016.

Depreciation expense of $293,479 in 2017 increased 30.9% when compared to $224,158 in 2016.   The increase is due to the Company placing in service its new central reservations and property operating systems in 2017.

Interest expense totaled $276,102 for 2017, a decrease of 13.6% as compared to $319,425 in 2016.  This decrease is due to our payments of $689,035 against our long term debt and the full repayment of our debt to a related party during 2017.  Total interest expense includes non-cash imputed interest amounting to $186,000 and $200,040 for each of the years ended December 31, 2017 and 2016, respectively. Effective January 1, 2013, the note payable in New Zealand called for payments of NZ$40,000 per month to be applied to the principal balance plus interest payments to Westpac on the debt that was assumed as part of the purchase price of the Podium.  The agreement does not provide for interest to be paid on the balance of the note and therefore, we have imputed interest on the non-Westpac portion of the note payable so that the combined interest rate paid on the note payable is approximately 5.4%, a rate similar to the Westpac portion.  The amount of imputed interest we recorded was offset with an increase in additional paid in capital on our balance sheet.

The Company believes that the deferred tax assets in the United States are more likely than not realizable.  Although the Company also has net operating losses that are available to carryforward from its non-US operations, due to the uncertainty of those tax benefits being used in future years, the Company has set up an allowance for 100% of those foreign tax benefits.  Income tax expense for 2017 totaled $122,469 a 66.3% decrease when compared to $363,077 in 2016.  The Company’s deferred tax asset balance of $413,902 on December 31, 2017 reflects the Company’s estimate of the amount which will offset tax liabilities from expected taxable income in future years.  The Company expects to be profitable in 2018 and in future years as additional properties and management contracts are added.  We have established a history of profitability, reporting net income from our domestic operations for each of our past seven years.  We believe that it is likely that our US deferred tax asset will be fully utilized in future years.  The useful life of the tax asset extends well into the projected taxable periods. Further, the nature of the derivation of the tax asset is directly applicable to the nature of the expected tax liability in future periods; as such the ‘quality’ of the tax asset in relation to the expected utilization is high.  (See Note 9 of the Notes to Consolidated Financial Statements.)

The Company’s US based net operating losses available for future use are as follows:

Year	Available Net Operating Loss	Expires
2014	$ 465	2034
2008	669,147	2028
2007	71,416	2027

Total Available	$ 741,028

Net income for the year ended December 31, 2017, was $105,973, compared to net income of $288,559 for the year ended December 31, 2016. The decrease is attributed to changes in revenues and costs and expenses as discussed in Item 7.

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

A comparison of EBITDA and Net Income for 2017 and 2016 are shown below.  For 2017, EBITDA was $798,023 as compared to $1,195,219 for 2016, a decrease of 33%.   The decrease in EBITDA is attributed to changes in revenues and costs and expenses as discussed in Item 7.

Reconciliation of GAAP Net Income to EBITDA:

	Twelve months ended December 31,
	2017	2016
Net Income (GAAP)	$105,973	$288,559
Add Back:
Income Tax Provision	122,469	363,077
Interest Expense	276,102	319,425
Depreciation	293,479	224,158
EBITDA (non-GAAP)	$798,023	$1,195,219

Liquidity

Our primary sources of liquidity include available cash and cash equivalents, and borrowing under our credit facilities consisting of a $600,000 line of credit for our US operations and a NZ$150,000 line of credit for our New Zealand operations.  The Company has not drawn against these two lines in 2017 and 2016.  The $600,000 line of credit expired on October 31, 2017 and the Company did not renew this line.  In January 2018, the Company secured a domestic line of credit for $1,200,000 from a US bank.  These facilities contain representations and warranties, conditions, covenants and events of default that are customary for this type of credit facility but do not contain financial covenants.  We do not believe the limitations contained in the credit facility will, in the foreseeable future, adversely affect our ability to use the credit facility and execute our business plan.

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

In June of 2015 we secured a $200,000 term loan for our US operations.  The funds were used to finance the installation of our new property management and central reservations systems we have installed in 2017.  In December 2017, the Company fully paid off the term loan.

In March 2016 the Company secured an equipment loan to finance the purchase of carts necessary in the operation of one of our resort rental programs.  In December 2017, the Company fully paid off the equipment loan.

In December 2002 the company secured a loan from its Chief Executive Officer for general working capital purposes.  In December 2017, the Company fully paid off the loan.

Expected uses of cash in fiscal 2018 include funds required to support our operating activities, including continuing to opportunistically and selectively expand the number of properties under our management.  Management is confident that it will be able to generate sufficient operating cashflow to meet these expected uses of cash in fiscal 2018 and beyond.

The Company has reported net income and positive EBITDA for each of the last seven years.  We anticipate that occupancy levels will stabilize and average room rates will show an increase in 2018 for the properties currently under management.  We plan to continue in expanding the number of properties under management, which will increase the overall revenue stream in 2018 as there are several inquiries that we have made for management of additional properties.   We also plan to continue to grow our existing rental programs through the addition of units under management at our properties.  The specific impact of these additions on revenue depends on the timing of when and if new properties are added during the year.

We project that the Company will continue to improve the overall profitability, cash flows, and working capital liquidity through 2018. This view is based on the following assumptions:

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

•

An increase in air capacity to Hawaii and the introduction of direct flights from foreign destinations in 2018 such as from Taiwan, which implemented a VISA waiver program, China, Japan and Oceania.

•

The availability of our lines of credit in both New Zealand and Hawaii.

•

The installation in 2017 of a new property management and reservation system which will allow us to better compete in the vacation rental market.

•

The reduction in operating costs at our resort condominium properties as we amend our contracts to more closely reflect the vacation rental market while at the same time increasing returns to our client unit owners.

Based on current revenue forecasts and operating projections we anticipate recording an Operating Profit for the first quarter of 2018, and our current forecasts and projections anticipate that the Company will be profitable in fiscal 2018.  Our plans to manage our liquidity position in fiscal 2018 include:

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

•

Continue to modify our operating models for select resort condominium properties to more closely mirror the vacation rental market with its limited services and lower operating costs.  Our investment into our new property management and central reservations system will allow us to compete in the vacation rental market.

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

Off-Balance Sheet Arrangements

The Company leases two office spaces that expire on October 31, 2019 and February 28, 2020.  The Company also leases a commercial unit from a related party that serves as the front desk at one of our managed properties, with the lease expiring on September 30, 2021.  For the years ended December 31, 2017 and 2016, the Company paid $401,326 and $402,291, respectively, in lease expense for these leases. As of December 31, 2017, the future minimum rental commitment under these leases was $916,030.

Year	Amount
2018	$ 399,770
2019	366,205
2020	93,805
2021	56,250
Total	$ 916,030

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

Item 8.  Financial Statements and Supplementary Data

The Castle Group, Inc.

Table of Contents

Reports of Independent Registered Public Accounting Firm	Page 15
Consolidated Balance Sheets – December 31, 2017 and 2016	Page 16
Consolidated Statements of Comprehensive Income - Years Ended December 31, 2017 and 2016	Page 17
Consolidated Statements of Cash Flows – Years Ended December 31, 2017 and 2016	Page 18
Consolidated Statements of Stockholders’ Equity - Years Ended December 31, 2017 and 2016	Page 19
Notes to Consolidated Financial Statements	Pages 20-32

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

The Castle Group, Inc.

Honolulu, Hawaii

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of The Castle Group, Inc. (the “Company”) and subsidiaries as of December 31, 2017 and 2016, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2016.

Salt Lake City, Utah

April 2, 2018

THE CASTLE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2017 & 2016

ASSETS
	DECEMBER 31, 2017	DECEMBER 31, 2016
Current Assets
Cash and cash equivalents	$ 4,324,791	$ 2,775,956
Accounts receivable, net of allowance for bad debts	2,469,922	2,405,473
Note receivable, current portion	15,000	15,000
Prepaid and other current assets	372,755	347,049
Total Current Assets	7,182,468	5,543,478
Property plant & equipment, net	6,030,724	6,100,677
Construction in progress	940,430	-
Deposits and other assets	121,193	127,484
Notes receivable	169,900	173,878
Investment in limited liability company	644,431	616,717
Deferred tax asset, net	413,902	536,371
Goodwill	54,726	54,726

TOTAL ASSETS	$ 15,557,774	$ 13,153,331

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 3,101,772	$ 3,101,074
Deposits payable	2,780,982	882,641
Current portion of long term debt	340,896	378,694
Debt to related parties	-	37,919
Accrued salaries and wages	1,780,506	1,716,485
Accrued taxes	54,644	29,387
Other current liabilities	430,995	-
Total Current Liabilities	8,489,795	6,146,200
Non-Current Liabilities
Long term debt, net of current portion	4,361,906	4,847,168
Other long term liabilities	224,698	-
Total Non-Current Liabilities	4,586,604	4,847,168
Total Liabilities	13,076,399	10,993,368
Commitments and Contingencies (Note 4)
Stockholders' Equity
Preferred stock, $100 par value, 50,000 shares authorized, 11,050	1,105,000	1,105,000
shares issued and outstanding in 2017 and 2016, respectively
Common stock, $.02 par value, 20,000,000 shares authorized, 10,056,392	201,129	201,129
shares issued and outstanding in 2017 and 2016, respectively
Additional paid-in capital	5,556,008	5,322.708
Accumulated deficit	(4,409,227)	(4,515,200)
Accumulated other comprehensive income	28,465	46,326
Total Stockholders' Equity	2,481,375	2,159,963

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 15,557,774	$ 13,153,331

The accompanying notes are an integral part of these consolidated financial statements

THE CASTLE GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2017 & 2016

	2017	2016
Revenues
Managed property revenue	$ 24,236,723	$ 23,919,918
Food and beverage	1,977,560	2,367,782
Other revenue	36,654	3,500
Total Revenues	26,250,937	26,291,200

Operating Expenses
Managed property expense	19,308,369	19,541,507
Food and beverage	1,716,420	1,790,797
Administrative and general expense	4,476,839	3,839,202
Depreciation	293,479	224,158
Total Operating Expense	25,795,107	25,395,664
Operating Income	455,830	895,536
Income from equity method investment	48,714	75,525
Interest expense	(276,102)	(319,425)
Income before taxes	228,442	651,636
Income tax provision	(122,469)	(363,077)
Net Income	105,973	288,559
Change in unpaid cumulative dividends on convertible preferred stock	(82,875)	(82,875)
Net Income Attributable to Common Stockholders	$ 23,098	$ 205,684

Earnings Per Common Share
Basic	$ 0.00	$ 0.02
Diluted	$ 0.00	$ 0.02
Weighted Average Shares
Basic	10,056,392	10,056,392
Diluted	10,056,392	10,056,392

Net Income	$ 105,973	$ 288,559
Other Comprehensive Loss
Foreign currency translation adjustment	(17,861)	(3,138)
Total Comprehensive Income	$ 88,112	$ 285,421

The accompanying notes are an integral part of these consolidated financial statements

THE CASTLE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2017 & 2016

	2017	2016
Cash Flows from Operating Activities
Net income	$ 105,973	$ 288,559
Adjustments to reconcile from net income to net cash provided by operating activities:
Depreciation	293,479	224,158
Recovery of bad debt	(108,230)	(390,635)
Decrease in allowance for bad debt, net of recovery	(2,985)	(11,806)
Deferred compensation	9,200	-
Warrants granted as compensation	47,300	29,054
Non-cash interest expense	186,000	200,040
Income from equity method investment	(48,714)	(75,525)
Distributions from equity method investment	21,000	21,175
Deferred taxes	122,469	363,077
(Increase) decrease in
Accounts receivable	(60,998)	(355,929)
Other current assets	(5,950)	38,623
Notes receivable	112,208	395,293
Increase (decrease) in
Deposits and other assets	26,781	4,323
Accounts payable and accrued expenses	(11,070)	583,144
Deposits payable	1,896,656	65,882
Net Cash Provided by Operating Activities	2,583,119	1,379,433

Cash Flows from Investing Activities
Construction in progress	(295,129)	-
Purchase of fixed assets	(80,176)	(227,586)
Net Cash Used In Investing Activities	(375,305)	(227,586)

Cash Flows from Financing Activities
Proceeds from notes	-	40,178
Payments on notes to related parties	(37,919)	(34,325)
Payments on notes	(651,116)	(762,432)
Net Cash Used In Financing Activities	(689,035)	(756,579)

Effect of foreign currency exchange rate on changes in cash and cash equivalents	30,056	10,131

Net Change in Cash and Cash Equivalents	1,548,835	405,399
Beginning Balance	2,775,956	2,370,557
Ending Balance	$ 4,324,791	$ 2,775,956

Supplementary disclosures of cash flow information
Cash paid for interest	$ 90,102	$ 119,385
Cash paid for income taxes	$ -	$ 16,067
Non-cash investing activities
Construction in progress included in other current liabilities and other long term liabilities	$ 646,493	$ -

The accompanying notes are an integral part of these consolidated financial statements

THE CASTLE GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2017 & 2016

							Accumulated
	Preferred		Common		Additional		Other
	Stock		Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance 01/01/2016	11,050	$ 1,105,000	10,056,392	$ 201,129	$ 5,093,614	$(4,803,759)	$ 49,464	$ 1,645,448

Net Income 12/31/16	-	-	-	-	-	288,559	-	288,559

Warrants issued as compensation	-	-	-	-	29,054	-	-	29,054
Foreign Currency Translation Adjustment	-	-	-	-	-	-	(3,138)	(3,138)
Imputed Interest Expense – related party note	-	-	-	-	200,040	-	-	200,040

Balance 12/31/16	11,050	1,105,000	10,056,392	201,129	5,322,708	(4,515,200)	46,326	2,159,963

Net Income 12/31/17	-	-	-	-	-	105,973	-	105,973

Warrants Issued as compensation	-	-	-	-	47,300	-	-	47,300

Foreign Currency Translation Adjustment	-	-	-	-	-	-	(17,861)	(17,861)

Imputed Interest Expense – related party note	-	-	-	-	186,000	-	-	186,000

Balance 12/31/17	11,050	$1,105,000	10,056,392	$ 201,129	$5,556,008	$(4,409,227)	$ 28,465	$ 2,481,375

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

Principles of Consolidation

The consolidated financial statements include the accounts of The Castle Group, Inc. and its wholly-owned subsidiaries: Hawaii Reservations Center Corp., HPR Advertising, Inc., Castle Resorts & Hotels, Inc., Castle Resorts & Hotels Thailand Ltd., NZ Castle Resorts and Hotels Limited (a New Zealand Corporation),  NZ Castle Resorts and Hotels’ wholly-owned subsidiary, Mocles Holdings Limited (a New Zealand Corporation) (“Mocles”), Castle Group LLC (Guam), Castle Resorts & Hotels Guam Inc. and KRI Inc. dba Hawaiian Pacific Resorts (Interactive). Collectively, all of the companies above are referred to as “the Company” throughout these consolidated financial statements and accompanying notes. All significant inter-company transactions have been eliminated in the consolidated financial statements.

Use of Management Estimates in Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates. These estimates include stock-based compensation expense, valuation of deferred tax assets, useful lives of property, plant, and equipment, and allowance for bad debt.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Accounts Receivable

The Company records accounts receivable for revenue earned but not yet collected.  The Company estimates allowances for doubtful accounts based on the aged receivable balances and historical losses.  If the Company determines any account to be uncollectible based on significant delinquency or other factors, it is immediately written off.  An allowance for bad debts has been provided based on estimated losses amounting to $163,585 and $166,570 as of December 31, 2017 and 2016, respectively.

Property, Plant, and Equipment

Property, plant, and equipment are recorded at cost.  When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounting records, and any resulting gain or loss is reflected in the consolidated statements of Comprehensive Income for the period.  The cost of maintenance and repairs is expensed as incurred.  Renewals and betterments are capitalized and depreciated over their estimated useful lives.

At December 31, 2017 and 2016, property, plant, and equipment consisted of the following:

	2017	2016
Real estate - Podium	$ 7,362,648	$ 7,181,225
Land and improvements	278,984	248,000
Equipment and furnishings	1,740,800	1,671,509
Computer software	162,395	143,568
Less accumulated depreciation	(3,514,103)	(3,143,625)
Net property, furniture and equipment	$ 6,030,724	$ 6,100,677

Depreciation is computed using the straight-line methods over the estimated useful life of the assets (Computer software 3 years, Equipment and furnishings 5 to 7 years, Podium 50 years, and Improvements 30 years).  Land is not depreciated.  For the years ended December 31, 2017 and 2016, depreciation expense was $293,479 and $224,158, respectively.

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

The Company has the option to perform a qualitative assessment of goodwill prior to completing the two-step process described above to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill and other intangible assets. If the Company concludes that this is the case, it must perform the two-step process. Otherwise, the Company will forego the two-step process and does not need to perform any further testing. During 2017, the Company performed qualitative assessments at the reporting unit level on Goodwill balances, and noted that there were no triggering events requiring further analysis.

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

The Company also recognizes revenue from the operation of restaurants and bars at its New Zealand property.  Revenue as presented in our consolidated statements of comprehensive income, represents food and beverage product sold and is presented net of discounts, coupons, employee meals and complimentary meals. Revenue from restaurant sales is recognized when food and beverage products are sold. Taxes collected from customers and remitted to governmental authorities are presented on a net basis within sales in our consolidated statements of comprehensive income.

Advertising, Sales and Marketing Expenses

The Company incurs sales and marketing expenses (mostly consisting of employee wages) in conjunction with the production of promotional materials, trade shows, and related travel costs.  The Company expenses advertising and marketing costs as incurred or as the advertising takes place.  For the years ended December 31, 2017 and 2016, total advertising expense was $1,174,047 and $1,178,320 respectively, and are included in administrative and general expense.

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

In December 2016, the Company granted a total of fully vested 200,000 warrants to purchase the Company’s common stock at a price of $1.00 per share, exercisable on or before December 12, 2021 by issuing 50,000 warrants to each of four employees.  Using the Black-Scholes model, the warrants were valued at $0.14527 for each warrant and the Company recorded an expense of $29,054 and an increase of the same amount to Additional Paid in Capital.  No warrants were exercised as of December 31, 2017.

In November 2017, the Company, as part of an amendment to the employment contracts with its Chief Executive Officer and Chief Operating Officer, granted a total of 1,750,000 fully vested warrants.  The warrants expire at various expiration dates and at various stock prices.  Using the Black-Scholes model, the warrants were valued as shown in the table below.  The total fair value of the warrants of $47,300 was recorded as an expense and an increase of the same amount to Additional Paid in Capital.  No warrants were exercised as of December 31, 2017.

Per share using

Warrants Issued

Exercise Price

Expiration

Black-Scholes

    Total

    750,000

     $  5.00

10/31/2022

    $  0.0151

$ 11,340

    500,000

         7.00

10/31/2024

        0.0261

   13,060

    500,000

       10.00

10/31/2027

        0.0458

   22,900

Deferred Compensation

The company has accounted for deferred compensation by recording an expense associated with the present value of the deferred stock compensation over the requisite vesting period.  The total present value of the deferred compensation using a discount rate of 5.75% is amortized from the date of issuance to the retirement of the liability.  A long term liability has been recorded to accumulate the deferred compensation that will be paid in future years.

In November 2017, the Company, as part of an amendment to the employment contracts with its Chief Executive Officer and Chief Operating Officer, granted a total of 1,750,000 fully vested warrants (see note 8).  The contracts also called for deferred compensation of $1,000,000 payable to the Chief Executive Officer in ten annual installments of $100,000 beginning November 1, 2027, and $500,000 payable to the Chief Operating Officer in ten annual installments of $50,000 beginning November 1, 2017.  The deferred compensation was valued using a sinking fund approach and the Company expensed $9,200 as an expense and as long term liability as of December 31, 2017.

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

The recent tax reform reduced the corporate income tax rates, which therefore reduced the value of our future deferred tax benefits.  We recorded $130,341 of deferred income tax expense for the year ended December 31, 2017 which represents the amount of reduction in the value of our deferred tax benefits due to the decrease in the corporate income tax rate beginning in calendar 2018.

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement.  Unrecognized tax benefits are tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards.  The Company’s policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense.  For the years ended December 31, 2017 and 2016, the Company did not recognize any interest or penalties in its statements of comprehensive income, nor did it have any interest or penalties accrued in its Balance Sheet at December 31, 2017 and 2016, relating to unrecognized tax benefits.

Basic and Diluted Earnings per Share

Basic earnings per share of common stock were computed by dividing income available to common stockholders by the weighted average number of common shares outstanding.  Diluted earnings per share were computed using the treasury stock method for vested warrants and the two-class method for redeemable preferred stock. The calculation of diluted earnings per share for 2017 and 2016 excludes 368,333 shares which would be issued upon conversion of the outstanding $100 par value redeemable preferred stock of the Company as they are considered to be anti-dilutive. The warrants for 2,350,000 shares and 600,000 shares for the years ended December 31, 2017 and 2016, respectively are not included as they are considered to be anti-dilutive since the exercise price exceeded the average market price of the stock during the respective periods.  As the preferred shares and the warrants are considered to be anti-dilutive, the Company employed the two-class method and basic and diluted earnings per share were the same.

Reconciliation of the Numerator and Denominator of the Basic and Diluted Earnings Per Share Computations:

	December 31, 2017			December 31, 2016
	Income	Shares	Per Share	Income	Shares	Per Share
	Numerator	Denominator	Amount	Numerator	Denominator	Amount
Basic EPS
Income Attributable to Common Stockholders	$ 23,098	10,056,392	$ 0.00	$ 205,684	10,056,392	$ 0.02
Effect of Dilutive Securities		-			-
Diluted EPS
Income Attributable to Common Stockholders plus Assumed Conversions	$ 23,098	10,056,392	$ 0.00	$ 205,684	10,056,392	$ 0.02

Concentration of Credit Risks

The Company maintains its cash with several financial institutions in Hawaii and New Zealand.  Balances maintained with the US institutions are occasionally in excess of US FDIC insurance limits.  As of December 31, 2017 and 2016, the Company had balances of $3,557,316 and $1,189,316, respectively, in excess of US federally insured limits of $250,000 per financial institution.  The Company also maintained cash in a New Zealand bank with balances of $267,049 and $1,144,304 at December 31, 2017 and 2016, respectively.  The New Zealand government does not provide any insurance for financial institution account losses.  The Company has never experienced any losses related to these balances.

Concentration in Market Area

The Company manages hotel properties in Hawaii and New Zealand, and is dependent on the visitor industries in these geographic areas.

Fair Value of Financial Instruments

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs.  A fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, may be used to measure fair value.  As of December 31, 2017 and 2016, there are no assets or liabilities measured at fair value on a recurring basis.  The carrying values of cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses approximate fair value due to the relatively short-term maturities of these financial instruments.  The carrying values of notes receivable and notes payable approximate fair value as these notes have interest rates or imputed interest rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Long-Lived Assets

The Company regularly evaluates whether events or circumstances have occurred that indicate the carrying value of long-lived assets may not be recoverable.  When factors indicate the asset may not be recoverable, the Company compares the related undiscounted future net cash flows to the carrying value of the asset to determine if impairment exists.  If the expected undiscounted future net cash flows are less than the carrying value, an impairment charge is recognized based on the fair value of the asset.  No impairments were indicated or recorded during the years ended December 31, 2017 and 2016.

Investment in Limited Liability Company

On July 23, 2010, the Company acquired a 7.0% common series interest in a limited liability corporation that owns a hotel located in Hawaii.  The investment is accounted for as an equity method investment since the Company has significant influence over the investee. During the years ended December 31, 2017 and 2016, the Company recognized $48,714 and $75,525, respectively, in income resulting from the portion of net income attributable to its common series ownership interest.  For the year ended December 31, 2017, the investee had sales of $812,915, gross profit of $735,053 and net income of $737,605.  For the year ended December 31, 2016, the investee had sales of $856,896, gross profit of $768,111 and net income of $775,914.  The Company does not  anticipate  that  the  amount  of  income  from  this  investment  will exceed  20%  of  its  pretax  income in future years.

Foreign Currency Translation and Transaction Gains/Losses

The US dollar is the functional currency of the Company’s consolidated entities operating in the United States.  The functional currency for the Company’s consolidated entities operating outside of the United States is generally the currency of the country in which the entity primarily generates and expends cash.  For consolidated entities whose functional currency is not the U.S. dollar, the Company translates its financial statements into U.S. dollars.  Assets and liabilities are translated at the exchange rate in effect as of the financial statement date, and the line items of the results of operations are translated using the weighted average exchange rate for the year. Translation adjustments resulting from these translations are included as a separate component of stockholders’ equity in accumulated other comprehensive income (loss).  Gains and losses resulting from foreign currency transactions are included in the consolidated statements of comprehensive income (loss).

Reclassifications

The Company has reclassified certain prior-period amounts to conform to the current-period presentation.

The Company reclassified food and beverage operating revenues and expenses into separate lines on the consolidated statements of comprehensive income in order to more accurately depict the results of operations.

Adoption of New Accounting Pronouncements

Deferred taxes – In November 2015, FASB issued ASU no. 2015-17, Balance Sheet Classification of Deferred Taxes. The ASU simplifies the presentation of deferred taxes on a classified statement of financial position by classifying all deferred taxes and liabilities as noncurrent. The effective date of this change for public companies is for fiscal years beginning after December 15, 2016 with early application available to all entities as of the beginning of an interim or annual period. This update may be applied either prospectively or retrospectively to all periods presented. The Company chose to early adopt this change in accounting principle as of June 30, 2016.

In March 2016, the FASB issued ASU 2016-09, Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The objective of this update is to simplify several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows and forfeiture rate calculations. This ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. We adopted ASU 2016-09 effective January 1, 2017, and plan to track forfeitures as they occur.  The adoption of ASU 2016-09 did not have a material impact on our financial condition or results of operations.

In August 2016, the FASB issued ASU 2016-15, 2 which amends ASC 230 to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows.  For public business entities, the guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  An entity is required to make an accounting policy election to classify distributions received from equity method investees under either of the following methods:

• Cumulative-earnings approach — Under this approach, distributions are presumed to be returns on investment and classified as operating cash inflows. However, if the cumulative distributions received, less distributions received in prior periods that were determined to be returns of investment, exceed the entity’s cumulative equity in earnings, such excess is a return of capital and should be classified as cash inflows from investing activities.

• Nature of the distribution approach — Under this approach, each distribution is evaluated on the basis of the source of the payment and classified as either operating cash inflows or investing cash inflows.

We adopted ASU 2016-15 effective January 1, 2017 using the cumulative earnings approach and elected to classify distributions received from equity method investees under the Cumulative-earnings approach.

Accounting Pronouncements Not Yet Adopted

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) that are adopted by the Company as of the specified effective date.  If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s financial statements upon adoption.

In May 2014, the FASB issued ASU 2014‑09, “Revenue from Contracts with Customers (Topic 606) (“ASU 2014‑09”). The FASB and the International Accounting Standards Board (“IASB”) initiated a joint project to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS that would: (i) remove inconsistencies and weaknesses in revenue requirements; (ii) provide a more robust framework for addressing revenue issues; (iii) improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets; (iv) provide more useful information to users of financial statements through improved disclosure requirements; and (v) simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer. To meet those objectives, the FASB amended the FASB Accounting Standards Codification (“Codification”) and created a new Topic 606, Revenue from Contracts with Customers. The core principle of the guidance in ASU 2014‑09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance in this ASU supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry specific guidance throughout the Industry Topics of the Codification. The ASU is effective for fiscal years beginning after December 15, 2017 (and interim periods within that period).

In periods subsequent to the initial issuance of this ASU, the FASB has issued additional ASU’s clarifying items within Topic 606, as follows:

-

In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," which defers by one year the effective date of ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)" to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.

-

In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations” (“ASU 2016-08”). The amendments in ASU 2016-08 serve to clarify the implementation guidance on principal vs. agent considerations.

-

In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” (“ASU 2016-10”). The purpose of ASU 2016-10 is to clarify two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance (while retaining the related principles for those areas).

-

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

-

In December 2016, the FASB issued ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers,” which amends certain aspects of the Board’s new revenue standard, ASU 2014-09. This ASU addresses thirteen specific issues pertaining to Topic 606, Revenue from Contracts with Customers.

Our qualitative evaluation of ASU 2014-09 included identifying the potential differences in the timing and/or method of revenue recognition for our contracts and, ultimately, the expected impact on our business processes, systems and controls. As part of this evaluation, we have reviewed our customer contracts and applied the five-step model of the new standard to each contact type identified that’s associated to our material revenue streams and have compared the results to our current accounting practices. Areas of impact will include the timing of revenue recognition during the calendar year of certain incentive fees which we receive from one of our managed properties.  The timing of our revenue recognition for this contract will have no effect on our annual financial statements, however it may impact our quarterly interim financial statement as we will accelerate the recognition of our incentive fee on a pro-rated basis over the fiscal year if it is determined that this incentive fee shall be earned during the fiscal year.

We have adopted this standard on January 1, 2018, as well as other clarifications and technical guidance issued by the FASB related to this new revenue standard using the retrospective adoption method. Based on our assessment, the impact that ASU 2014-09 will have on our financial statements is expected to remain substantially unchanged.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company has $634,780 of operating lease obligations as of December 31, 2017 (see Note 4) and upon adoption of this standard it will record a ROU asset and lease liability for the present value of these leases which will have a material impact on the balance sheet. However, the statement of income recognition of lease expenses is not expected to change from the current methodology.

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

2.   Related Party Transactions

Hanalei Bay International Investors (“HBII”)

As disclosed in Note 3, the Company has a receivable of $490,459 from Hanalei Bay International Investors (“HBII”) and this note is fully reserved. The Chairman and CEO of the Company is the sole shareholder of HBII Management, Inc., the managing General Partner of HBII. During the years ended December 31, 2017 and December 31, 2016, the Company collected $108,230 and $390,635, respectively.

Investment in LLC

In July 2010, the Company acquired a 7.0% interest in a limited liability company that purchased one of the properties managed by the Company.  After the purchase, the chief financial officer of Castle Resorts & Hotels, Inc. was appointed treasurer of a subsidiary of the limited liability company that owns the property (see Note 1).

Related Party Loans

In 2002, the Company’s Chairman and CEO advanced $117,316 to the Company for general working capital. During 2017, the Company made payments against the note of $37,919 and also made payments of $2,085 in interest accrued on the note.  The note was paid in full in December 2017.

In 2004, as part of the Company’s purchase of real estate in New Zealand, the seller of the real estate provided an interest free loan on a portion of the total purchase price (see Note 6).  The sellers of the real estate collectively own 0.7% of the outstanding common stock of the Company as of December 31.2017. The loan does not carry interest and the Company has imputed interest expense of $186,000 and $200,040 for the years ended December 31, 2017 and 2016. The New Zealand real estate loan matures on March 31, 2019.  An additional extension to March 31, 2024 is available if the Company remains current with its obligations in connection with the purchase of the New Zealand real estate.

Rental of Unit

In September of 2013, an entity which is 57% owned by the Company’s Chairman and CEO purchased the front office unit at one of the managed properties, and the Company entered into a rental agreement for the front office unit.  The unit was previously owned by the Association of Apartment Owners of the property and was purchased in order to secure the Company’s rental of the space which is necessary for the Company’s operations at the property.  The rental agreement is on the same terms as the previous owner and there were no increases in rent or other charges.  The agreement expires on September 30, 2021 and the Company has the option to extend the agreement for two periods of five years each after September 30, 2021.  The agreement calls for monthly rental payments of $6,000 plus Hawaii general excise tax.  For each of the years ended December 31, 2017 and 2016, the Company made rental payments of $75,000 for the unit.

3.   Notes Receivable

Notes receivable at December 31 consisted of the following:	2017	2016

Note receivable from HBII, which is secured through an assignment of HBII’s right to receive proceeds through its financial interest in an unrelated real estate development company (see Notes 2 and 4).

	$ 490,459	$ 598,689

Less Reserve for Uncollectible Notes	(490,459)	(598,689)

Note receivable from Oceanfront Realty, a third party, at an interest rate of 2%. Note is payment for the sale of one of the Company’s management contracts. Payments are payable based on 30% of the net profits originating from the contract.	184,900	188,878
Notes Receivable, Total	184,900	188,878
Less Current Portion	(15,000)	(15,000)

Notes Receivable, Non-current	$ 169,900	$ 173,878

4.   Commitments and Contingencies

Leases

The Company leases two office spaces that expire on October 31, 2019 and February 28, 2020.  The Company also leases office space at one of its managed properties from a related party that expires September 30, 2021.  For the years ended December 31, 2017 and 2016, the Company paid $401,326 and $402,291, respectively, in lease expense for these leases. As of December 31, 2017, the future minimum rental commitment under these leases was $916,030.

Year	Amount
2018	$ 399,770
2019	366,205
2020	93,805
2021	56,250
Total	$ 916,030

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

Contractor Settlement

The Company owns the Podium unit in New Zealand, and there was a claim made against the contractor by the Body Corporate (that represents all the unit owners, similar to an association of apartment owners in the United States) for defective work on the outer waterproofing skin of the building.  A settlement was reached and the amounts recovered from the contractor were not sufficient to cure the waterproofing defect.  As a result the Body Corporate imposed a special assessment on all the owners of units in the building.  During 2017, the Company had paid NZ $323,347 (US $229,641) which represented the amount due under the initial special assessment.  At a meeting of the Body Corporate held in November of 2017, the Body Corporate determined that the amounts collected were not sufficient to remedy the defect and as a result, the Body Corporate imposed an additional special assessment in the amount of NZ $1,041,113 (US$739,398), payable in 20 monthly installments of NZ $52,056 (US $36,969), representing the Company’s share of the total special assessment.  Payment of this special assessment began in November 2017.  These payments were capitalized by the Company since the repairs are expected to improve and extend the life of the property.  At December 31, 2017, the Company has paid a total of NZ $413,879 (US $293,937) for the initial and additional special assessment classifying this as construction in progress on the accompanying balance sheet.  The Company also recorded present value of the balance of the assessment for the additional $646,493 that is to be paid in 2018 and 2019 in construction in progress with an offsetting $430,995 recorded as other current liabilities and $215,498 as other long term liabilities. Construction will commence in the first quarter of 2018.

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

5. Employee Benefits

 The Company has a 401(k) Profit Sharing Plan (the “Plan”) available for its USA employees.  Any employee with one-year of continuous service and 1,000 credited hours of service, who is at least twenty-one years old, is eligible to participate.  For the years ended December 31, 2017 and 2016, the Company made no contributions.

The Company has a mandated retirement plan in New Zealand.  All employees are automatically enrolled in this program when hired but have two to four weeks to opt out at their discretion.  Employees elect to contribute between thee to eight percent of their gross earnings and the Company is required to also contribute a minimum of three percent for each enrolled employee.  For the years ended December 31, 2017 and 2016, the Company made contributions of $34,036 and $36,211, respectively.

In November 2017, the Company, as part of an amendment to the employment contracts with its Chief Executive Officer and Chief Operating Officer, granted a total of 1,750,000 fully vested warrants (see note 8).  The contracts also called for deferred compensation of $1,000,000 payable to the Chief Executive Officer in ten annual installments of $100,000 beginning November 1, 2027, and $500,000 payable to the Chief Operating Officer in ten annual installments of $50,000 beginning November 1, 2027.  The deferred compensation was valued using a sinking fund approach and the Company expensed $9,200 as an expense and as a long term liability as of December 31, 2017.  The deferred compensation vests to the employee over the term of their employment contracts (ten years for the Chief Executive Officer and five years for the Chief Operating Officer).  The Company is amortizing the net present value of the deferred compensation over the length of the employment contracts.

6. Long Term Debt

Long term debt at December 31 consisted of the following:	2017	2016

Note dated 12/31/02 from the Company’s CEO, with interest at 10%, due on or before 12/31/17 with monthly payments of $3,334 commencing January 2015, unsecured.	$ -	$ 37,919
Less current portion	-	37,919

Long term debt to related parties, net of current portion	$ -	$ -

Related party note dated 12/31/04, payable in New Zealand dollars, with an original face value of NZ $8.6 million and secured by real estate in New Zealand and a general security agreement over the assets of the Company’s New Zealand subsidiary, with the Company as guarantor.  The note calls for payments of NZ $20,000 (US $14,204 at 12/31/17) per month.  The maturity date is March 31, 2019 with an extension to March 31, 2024 available if the Company is not in default.  The agreement does not provide for interest to be paid on this note payable so the Company has imputed interest of $186,000 and $200,040 for the years ended December 31, 2017 and 2016, respectively, so that the combined imputed interest rate on the note payable at December 31, 2017 and 2016 is approximately 5.4%.

	3,321,463	3,531,705

Note dated 12/31/04, payable to a New Zealand bank, Westpac, for a loan in favor of Mocles at the bank’s prime rate plus 2% which as of December 31, 2017 and 2016 was 5.2% and 5.4%, respectively. The note calls for monthly interest payments and payments against principal of NZ $20,000 (US $14,204). The maturity date is March 31, 2019 with an extension to March 31, 2024 available if the Company is not in default.	1,381,339	1,513,550

Revolving line of credit with a bank for up to $600,000 as of December 31, 2017 and 2016, respectively. The line is secured by a general security interest in the Company’s assets. Draws against the line will bear interest at the bank’s base lending rate plus 1.5%. The line has a termination date of October 31, 2017 and was not renewed. The Company made no draws against this line in 2017 or 2016.	-	-

Term loan with a local bank dated June 19, 2015 with an original face value of $200,000 secured by a general security interest in the Company’s assets. The note calls for sixty monthly payments of $3,855 to be applied to principal and interest at a fixed rate of 5.875%. The maturity date is June 19, 2020. The Company fully paid off the term loan in December 2017.	-	145,892

Equipment loan with a local bank dated March 31, 2016. The loan is secured by vehicles purchased by the Company for one of its properties. The note calls for sixty monthly payments of $749 to be applied to Principal and interest at a fixed rate of 4.43%. The maturity date is March 31, 2021. The Company fully paid off the loan in December 2017.	-	34,715

Revolving line of credit with a bank for up to NZ $150,000 (US$103,905). The line is secured by a general security interest in the Company’s assets in New Zealand. Draws against the line will bear interest at the bank’s base lending rate plus 2%. The line is cancellable at any time by the bank.	-	-

Subtotal	$ 4,702,802	$ 5,225,862
Less Current Portion	340,896	378,694
Notes Payable, Non-current	$ 4,361,906	$ 4,847,168

The five year payout schedule for long term debt, is as follows (assuming extensions of the maturity date of the related party note and Westpac note to March 31, 2024):

Year	Amount
2018	$ 340,896
2019	340,896
2020	340,896
2021	340,896
2022	340,896
Thereafter	2,998,322
Total	$ 4,702,802

7.  Preferred Stock

In 1999 and 2000, the Company issued a total of 11,050 shares of $100 par value preferred stock to certain officers and directors. Dividends are cumulative from the date of original issue and are payable semi-annually, when, and if declared by the board of directors beginning July 15, 1999, at a rate of $7.50 per annum per share.   At December 31, 2017, undeclared and unpaid dividends on these shares were $1,513,551 or $136.97 per preferred share.  At December 31, 2016, undeclared and unpaid dividends on these shares were $1,430,358 or $129.44 per preferred share.  These dividends are not accrued as a liability, as no declaration has occurred. However dividends are considered for basic and diluted earnings per share computation (see Note 1). The shares are nonvoting, and each share of preferred stock is convertible into 33.33 shares of the Company’s common stock at an exercise price of $3.00 per share.  As of January 15, 2001, the preferred stock is redeemable at the option of the Company at a redemption price of $100 per share plus accrued and unpaid dividends.

8.  Common Stock

Common Stock Options and Warrants

The Company does not have Stock Based Incentive, Stock Purchase or Stock Option or Warrant Plans; however there were warrants granted to employees of the Company in November 2017, as discussed below.

In November 2017, the Company, as part of an amendment to the employment contracts with its Chief Executive Officer and Chief Operating Officer, granted a total of 1,750,000 fully vested warrants.  The employment contracts were filed on the Company’s Form 8-K, filed on November 13, 2017.  The warrants expire at various expiration dates and at various stock prices.  Using the Black-Scholes model, the warrants were valued as shown in the table below.  The total expense of $47,300 was recorded as an expense and an increase of the same amount to Additional Paid in Capital.  No warrants were exercised as of December 31, 2017.  Black-Scholes inputs included: Volatility 68.63%, expected term 5-10 years, Risk free rate 0.85%, Dividend yield 0%.

Per share using

Warrants Issued

Exercise Price

Expiration

Black-Scholes

    Total

    750,000

     $  5.00

10/31/2022

    $  0.0151

$11,340

    500,000

         7.00

10/31/2024

        0.0261

  13,060

    500,000

       10.00

10/31/2027

        0.0458

  22,900

In December 2016, the Company granted a total of 200,000 warrants to purchase the Company’s common stock at a price of $1.00 per share, exercisable on or before December 12, 2021 by issuing 50,000 warrants to each of four employees.  Using the Black-Scholes model, the warrants were valued as shown in the table below. The total fair value of the warrants of $29,054 was recorded as an expense and an increase of the same amount to Additional Paid-in Capital.  Black-Scholes inputs included: Volatility 75.32%, Expected Term 5 years, Risk Free Rate 1.9%, Dividend Yield 0%.

Per share using

Warrants Issued

Exercise Price

Expiration

Black-Scholes

    Total

     200,000

     $1.00

12/12/2021

    $  0.14527

$29,054

Changes in warrants were as follows:

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Term (in Years)	Intrinsic Value
Outstanding and exercisable at January 1, 2016	400,000	$ 1.00	2.42	$ -
Granted	200,000	1.00	3.95	-
Outstanding and exercisable at December 31, 2016	600,000	$ 1.00	3.26	-
Granted	1,750,000	7.00	6.83	-
Outstanding and exercisable at December 31, 2017	2,350,000	$ 5.47	5.31	$ -

The following table summarizes information about compensatory warrants outstanding at December 31, 2017:

Exercise Price	Number Outstanding	Expiration Date	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.00	200,000	12/12/2021	3.95	$ 1.00	200,000	$ 1.00
$1.00	400,000	05/28/2019	1.42	$ 1.00	400,000	$ 1.00
$5.00	750,000	10/31/2022	4.83	$ 5.00	750,000	$ 5.00
$7.00	500,000	10/31/2024	6.83	$ 7.00	500,000	$ 7.00
$10.00	500,000	10/31/2027	9.83	$ 10.00	500,000	$ 10.00

9.    Income Taxes

The Company’s income before taxes for 2017 and 2016 are as follows:

	2017	2016
United States	$ 232,244	$ 353,077
New Zealand	(3,802)	298,559
Income before taxes	$ 228,442	$ 651,636

The provision for income taxes consists of the following:

	2017	2016
Current	$ -	$ -
Deferred
Federal	120,713	322,954
State	1,756	40,123
Total Provision	$ 122,469	$ 363,077

The components of the Company’s deferred tax assets and liabilities are as follows:

	2017	2016
Deferred Tax Assets (liabilities)
Accounts Receivable	$ 43,442	$ 62,058
Accrued Vacation	126,482	170,593
Note Receivable	73,212	148,756
Net Operating Loss Carryforwards	248,407	351,599
Fixed Assets	(11,979)	(78,652)
Deferred Compensation and Warrants	14,724
Less: Valuation Allowance	(80,386)	(117,983)
Total Deferred Tax Asset, Net	$ 413,902	$ 536,371

As of December 31, 2017, the Company had net operating loss carry forwards amounting to $741,028 for domestic jurisdiction which expire on various dates through 2034 and $184,321 for foreign jurisdictions that do not expire. The Company has reported a full valuation allowance on deferred tax assets in foreign jurisdictions, which changed from $117,983 to $80,386 during the year ended December 31, 2017 resulting in a decrease of $37,597.

The Company’s US based net operating losses available for future use are as follows:

Year	Available Net Operating Loss	Expires
2014	$ 465	2034
2008	669,147	2028
2007	71,416	2027

Total Available	$ 741,028

Income tax expense differs from amounts computed by applying the statutory Federal rate to pretax income as follows:

	2017	2016
Expected US income tax on consolidated income before tax effects of:	$ 47,973	$ 221,556
State income tax on consolidated income before tax, net federal benefit	9,640	40,123
Change in valuation allowance	(37,597)	(95,822)
Non-deductible expenses	53,690	82,106
Earnings in foreign jurisdictions taxes at rates different from the statutory U.S. federal rate	37,597	95,822
Income from foreign subsidiary	-	(114,121)
Prior period adjustment	-	38,146
Currency valuation adjustment	(116,340)	65,210
Reduction in rate due to US tax reform	130,341	-
Other, net	(2,835)	30,057
Effective Tax Provision	$ 122,469	$ 363,077

Due to the complexities of the Tax Act, on December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) that allows the company to record a provisional amount for any income tax effects of the Tax Act in accordance with ASC 740, to the extent that a reasonable estimate can be made.  SAB 118 allows for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. We are currently evaluating the impact of the one-time transition tax related to foreign earnings and profits, and have not yet determined if any provision for this tax will be recorded. The ultimate impacts of the Tax Act may be material, and there could be additional guidance from the U.S. Department of Treasury, updates or changes in the Company’s assumptions, revision of accounting standards for income taxes or related interpretations and future information that may become available.  We currently anticipate finalizing and recording any resulting adjustments by the quarter ended June 30, 2018.  If the information necessary to finalize and record the related tax impacts are available prior to the quarter ended June 30, 2018, we will book these impacts accordingly.

The Company has evaluated its uncertain tax positions and determined that any required adjustments would not have a material impact on the Company's balance sheets, statements of operations, or statements of cash flows.

The tax years 2007, 2008 and 2013 through 2017 remain open to examination for federal income tax purposes and by other major taxing jurisdictions to which the Company is subject.

10. Foreign Operations and Business Segments

The Company has one business segment consisting of resort and hotel management services.  The consolidated financial statements include the following related to USA and international operations (which are solely in New Zealand as our Asian operations are inactive).

	December 31, 2017			December 31, 2016
	USA	New Zealand	Total	USA	New Zealand	Total
Revenues	$23,657,149	$2,593,788	$26,250,937	$23,293,830	$2,997,370	$26,291,200
Long lived assets	402,528	5,628,196	6,030,724	435,537	5,665,140	6,100,677

11. Subsequent events

In January 2018, the Company secured a $1,200,000 revolving line of credit with a local bank.  The interest rate is the bank’s base rate less 0.25%, which at the date of execution was 4.25%. The line expires on January 3, 2019 and is secured by a first position security interest over the general business assets of the Company.  No draws against this line were made as of April 2, 2018.

In February 2018, the Company made an investment of $200,000 into an entity. The entity is anticipated to result in the Company receiving less than 10% ownership of this entity.  The entity will become a 50% owner in a hotel property located in New Zealand.

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

Through July 22, 2016, there were no disagreements between the Company and Mantyla on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Mantyla, would have caused Mantyla to make reference to the subject matter of the disagreements in connection with its audit reports on the Company's financial statements.  During the Company's interim period through July 22, 2016, Mantyla did not advise the Company of any of the matters specified in Item 304(a)(1)(v) of Regulation S-K.

On July 22, 2016, the Audit Committee of the Company's Board of Directors engaged BDO as the Company's independent registered public accounting firm for the fiscal year ended December 31, 2016. The Registrant has not consulted with BDO prior to the date of engagement of BDO with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Registrant's consolidated financial statements, or any other matters or reportable events as identified in Items 304(a)(2)(i)-(ii) of Regulation S-K.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management conducted an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer (who is also the acting Chief Financial Officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2017.  Our Chief Executive Officer has concluded that all disclosure controls and procedures were effective as of December 31, 2017, in providing reasonable assurance that information required to be disclosed by us in the reports we file under the Exchange Act are recorded, processed, summarized, and reported as specified in the Securities and Exchange Commission’s rules, regulations, and forms.

The design and evaluation of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Management has determined that any identified deficiencies, in the aggregate, do not constitute material weaknesses in the design and operation of our internal controls in effect prior to December 31, 2017.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during its fourth fiscal quarter of 2017 that have materially affected, or are reasonably likely to materially affect its internal control over financial reporting.

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

Management’s assessment of the effectiveness of our internal controls is based principally on our financial reporting as of December 31, 2017.  In making our assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013).  Our management, with the participation of our Chief Executive Officer (who is also the Acting Chief Financial Officer), has evaluated the effectiveness of our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, as of December 31, 2017. Those rules define internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”) and includes those policies and procedures that:

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

Based on our assessment and those criteria, management believes that, as of December 31, 2017, the Company’s internal control over financial reporting is effective.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm due to rules established by the Securities and Exchange Commission for Smaller Reporting Companies.

Item 9B. Other Information

None reported

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following table sets forth certain information concerning the directors and executive officers of Castle as of December 31, 2017. Except as otherwise stated below, the directors will serve until the next annual meeting of stockholders or until their successors are elected or appointed, and the executive officers will serve until their successors are appointed by the Board of Directors.

Name	Age	Position	Position Held Since
Rick Wall	74	Chief Executive Officer, acting Chief Financial Officer, Director and Chairman of the Board	1993
Alan R. Mattson	61	Chief Operating Officer and Director	2007
Motoko Takahashi	73	Director	1993
John Brogan	85	Director	2007
Jerry Ruthruff	70	Director	2013
Stanley Mukai	85	Director	2004
Tony Vericella	65	Director	2004

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

Item 11. Executive Compensation

Executive Compensation

The following table shows for the fiscal years ended December 31, 2017 and 2016 the aggregate annual remuneration of the highly paid persons who are executive officers of Castle:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Warrant Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation	All Other Compensation	Total Earnings
Rick Wall CEO & Director	12/31/17 12/31/16	$ 240,000 240,000	$ - -	$ - -	$ 43,515 -	$ - -	$ 6,134 -	$ - -	$ 289,649 240,000
Alan Mattson COO & Director	12/31/17 12/31/16	215,165 206,370	- -	- -	3,785 7,264	- -	- -	3,066 -	222,016 213,634

Mr. Wall earns salary commensurate with his Employment Agreement dated November 1, 2017, as filed on form 8K with the commission on November 17, 2017.

Mr. Mattson earns salary commensurate with his Employment Agreement November 1, 2017, as filed on form 8K with the commission on November 17, 2017.

In addition, both Mr. Wall and Mr. Mattson participate in Castle’s employee voluntary 401(k) benefit plan, which has no matching provision by the Company.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

None as the Company does not have, nor has it had in the past, an equity compensation program.

DIRECTOR COMPENSATION

Directors received no compensation for their services for the years ended December 31, 2017 or 2016.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table sets forth the number of shares of Castle’s common stock beneficially owned as of March 30, 2018 by:  (i) each of the two highest paid persons who were officers and directors of Castle, (ii) all officers and directors of Castle as a Group, and (iii) each shareholder who owned more than 5% of Castle’s common stock, including those shares subject to outstanding options, warrants and other convertible items.  Amounts also reflect shares held both directly and indirectly by the persons named.

Name and Address	Beneficially Owned (1)	Shares % of Class (2)
Rick Wall 3 Waterfront Plaza, Suite 555 500 Ala Moana Boulevard Honolulu, HI 96813	4,288,774	33.6%
Motoko Takahashi 3 Waterfront Plaza, Suite 555 500 Ala Moana Boulevard Honolulu, HI 96813	1,198,900	9.4%
Jerry Ruthruff 14 Lummi Key Bellevue, WA 98006	383,334	3.0%
Stanley Mukai 500 Ala Moana Blvd 4th Floor Honolulu, HI 96813	250,334	2.0%
Alan R. Mattson 3 Waterfront Plaza, Suite 555 500 Ala Moana Boulevard Honolulu, HI 96813	452,000	3.5%
John Brogan 797 Moanila St. Honolulu, HI 96821	93,334	0.7%
Tony Vericella 1909 Ala Wai Blvd #1603 Honolulu, HI 96815	76,667	0.6%
Directors and officers as a group (8 persons)	6,733,343	52.7%

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

(2)

Determined on the basis of 12,774,725 shares outstanding, which includes 368,333 shares exercisable by preferred stockholders and 2,350,000 shares exercisable, under outstanding stock warrants.

Changes in Control

There are no current or planned transactions that would or are expected to result in a change of control of Castle.

Securities Authorized for Issuance under Equity Compensation Plans

There are no current of planned issuances of securities under any equity compensation plan.

Options, Warrants and Rights

In November 2017, the Company, as part of an amendment to the employment contracts with its Chief Executive Officer and Chief Operating Officer, granted a total of 1,750,000 fully vested warrants.  The employment contracts were filed on the Company’s Form 8-K, filed on November 13, 2017.  The total fair value of the warrants of $47,300 was recorded as an expense and an increase of the same amount to Additional Paid in Capital.  No warrants were exercised as of December 31, 2017 or March 30, 2018.  The warrants expire at various expiration dates and at various stock prices.  Using the Black-Scholes model, the warrants were valued as shown in the table below:

Per share using

Warrants Issued

Exercise Price

Expiration

Black-Scholes

    Total

    750,000

     $  5.00

10/31/2022

    $  0.01513

$11,340

    500,000

         7.00

10/31/2024

        0.02612

  13,060

    500,000

       10.00

10/31/2027

        0.04580

  22,900

In December 2016, the Company granted a total of 200,000 warrants to purchase the Company’s common stock at a price of $1.00 per share, exercisable on or before December 12, 2021 by issuing 50,000 warrants to each of four employees.  Using the Black-Scholes model, the warrants were valued at $0.14527 for each warrant and the Company recorded an expense of $29,054 and an increase of the same amount to Additional Paid-in Capital.  No warrants were exercised as of December 31, 2017 or March 30, 2018.

In May 2014, the Company granted warrants to purchase 50,000 shares of the Company’s common stock at a price of $1.00 per share, exercisable on or before May 28, 2019 to each of its eight members of the board of directors.  Using the Black-Scholes model, the warrants were valued at $0.1233 for each warrant and the Company recorded an expense of $49,320 and an increase of the same amount to Additional Paid in Capital.  No warrants were exercised as of December 31, 2017 or March 30, 2018.

In 1999 and 2000, Castle issued 11,105 shares of Castle’s $100 par value redeemable Preferred Stock through a private placement for a gross consideration of $1,105,000.  The stock bears cumulative dividends at the rate of $7.50 per annum for each share of stock.  Upon certain tender offers to acquire substantially all of Castle’s common stock, the holders of the Redeemable Preferred Stock may require that the shares be redeemed at a redemption price of $100 per share plus accrued and unpaid dividends.  The shares are nonvoting and entitle the holder to convert each share of Preferred Stock into 33.33 shares of Castle’s common stock at an exercise price of $3.00 per share. Dividends are cumulative from the date of original issue and are payable, semi-annually, when, and if, declared by the board of directors. At December 31, 2017, undeclared and unpaid dividends on these shares were $1,513,551 or $136.97 per preferred share.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

In May 2014, the Company granted warrants to purchase 50,000 shares of the Company’s common stock at a price of $1.00 per share, exercisable on or before May 28, 2019 to each of its eight members of the board of directors.  Using the Black-Scholes model, the warrants were valued at $0.1233 for each warrant and the Company recorded an expense of $49,320 and an increase of the same amount to Additional Paid in Capital.  No warrants were exercised as of December 31, 2017 or March 30, 2018.

In December 2016, the Company granted a total of 200,000 warrants to purchase the Company’s common stock at a price of $1.00 per share, exercisable on or before December 12, 2021 by issuing 50,000 warrants to each of four employees.  Alan R. Mattson was one of the four employees receiving these warrants.  Using the Black-Scholes model, the warrants were valued at $.14527 for each warrant and the Company recorded an expense of $29,054 and an increase of the same amount to Additional Paid-in Capital.  No warrants were exercised as of December 31, 2017 or March 30, 2018.

In November 2017, the Company, as part of an amendment to the employment contracts with its Chief Executive Officer and Chief Operating Officer, granted a total of 1,750,000 fully vested warrants.  The employment contracts were filed on the Company’s Form 8-K, filed on November 13, 2017.  The total expense of $47,300 was recorded as an expense and an increase of the same amount to Additional Paid in Capital.  No warrants were exercised as of December 31, 2017 or March 30, 2018.

Hanalei Bay International Investors (“HBII”)

As disclosed in Note 3, the Company has a receivable of $490,459 as of December 31, 2017 from Hanalei Bay International Investors (“HBII”) and this note is fully reserved. The Chairman and CEO of the Company is the sole shareholder of HBII Management, Inc., the managing General Partner of HBII.  During the years ended December 31, 2017 and December 31, 2016, the Company collected $108,230 and $390,635, respectively, of the assignment and these amounts were used to pay down the note due to the seller of the real estate.

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

Related Party Loans

In 2002, the Company’s Chairman and CEO advanced $117,316 to the Company for general working capital. The note bears interest at 10% and was due on or before January 1, 2016.  In 2014, the CEO forgave accrued interest of $42,000 due on the note payable and the Company paid the balance of $35,698 in accrued interest during 2014.  In January of 2015, the Company’s Chairman and CEO agreed to forgive $14,000 of the principal balance provided that the Company make principal and interest payments which will amortize the remaining balance of the loan at the specified interest rate over three years, through December 31, 2017.  During 2017, the Company made payments against the note of $37,919 and also made payments of $2,085 in interest accrued on the note.  At December 31, 2017, the note was paid in full.

In 2004, as part of the Company’s purchase of real estate in New Zealand (see HBII above), the seller of the real estate provided an interest free loan on a portion of the total purchase price.  The sellers of the real estate collectively own 0.7% of the outstanding common stock of the Company.

Rental of Unit

In September of 2013, an entity which is 57% owned by the Company’s Chairman and CEO purchased the front office unit at one of the managed properties, and the Company entered into a rental agreement for the front office unit.  The unit was previously owned by the Association of Apartment Owners of the property and was purchased in order to secure the Company’s rental of the space which is necessary to the Company’s operations at the property.  The rental agreement is on the same terms as the previous owner and there were no increases in rent or other charges.  The agreement expires September 30, 2021 and the Company has the option to extend the agreement for two periods of five years each after September 30, 2021.  The agreement calls for monthly rental payments of $6,000 plus Hawaii general excise tax.  For each of the years ended December 31, 2017 and 2016, the Company made rent payments of $75,000 for the unit.

At December 31, 2016, except for the transaction with HBII, the issuance of stock and warrants described above, the financing guarantee arrangement, the related party loans, the rental of unit, and the employment agreements with Rick Wall, Alan Mattson and Michael Nitta, there were no transactions, proposed transactions or outstanding transactions to which Castle or any of its subsidiaries was or is to be a party, in which the amount involved exceeds $50,000 and in which any director or executive officer, or any shareholder who is known to Castle to own of record or beneficially more than 10% of Castle’s common stock, or any member of the immediate family of any of the foregoing persons, had a direct or indirect material interest.

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

Item 14. Principal Accounting Fees and Services

The following is a summary of the fees billed to us by BDO USA, LLP our principal accountants during the fiscal years ended December 31, 2017 and 2016:

Fee Category	BDO 2017	2016
Audit Fees	$131,796	$111,108
Audit-related Fees	0	0
Tax Fees	6,018	5,105
All Other Fees	0	0
Total Fees	$137,814	$116,213

AUDIT FEES

The aggregate fees billed by Castle’s auditors for professional services rendered in connection with the audit of Castle’s annual consolidated financial statements and reviews of the interim consolidated financial statements for 2017 and 2016 were $131,796 and $111,108 respectively.

AUDIT-RELATED FEES

There were no aggregate fees billed by Castle’s auditors for any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of Castle’s financial statements and are not reported under “Audit Fees” above for 2017 and 2016.

TAX FEES

The aggregate fees billed by Castle’s auditors for professional services for tax compliance, for 2017 and 2016 were $6,018 and $5,105, respectively.

ALL OTHER FEES

There were no non-audit services rendered to Castle, such as attending meetings and other miscellaneous financial consulting, for 2017 and 2016.

PART IV.

Item 15. Exhibits and Financial Statement Schedules

Exhibit Index

Exhibit No.	Title of Document	Location if other than attached hereto	Previously Filed
3.1 *	Restated Articles of Incorporation	Part I, Item 1 *	*
3.2 *	Certificate of Designation	Part I, Item 1 *	*
3.3 *	By-Laws	Part I, Item 1 *	*
3.4 *	By-Law Amendment	Part I, Item 1 *	*
10.1	Settlement Agreement Manhattan Guam	Part I, Item 1 *	*
10.4	Employment Agreement with Rick Wall as amended	Part III, Item 10 *	*
10.5	Employment Agreement with Alan Mattson as amended	Part III, Item 10 *	*
14	Code of Ethics	Part III, Item 10	*
21	Subsidiaries of the Company
31.1	302 Certification of Rick Wall
32	906 Certification

* Incorporated herein by reference and Filed as exhibit to Form 10KSB for the year ended December 31, 2006 on September 19, 2007.

Item 16. Form 10-K Summary

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CASTLE GROUP, INC.

April 2, 2018

By  /s/ Rick Wall

Rick Wall, Chief Executive Officer

and Chairman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Rick Wall	Date:	4/02/18	/s/ Jerry Ruthruff	Date	4/02/18
Rick Wall			Jerry Ruthruff
Chief Executive Officer and Chairman of the Board			Secretary & Director

/s/ Alan R. Mattson	Date:	4/02/18	/s/ Stanley Mukai	Date	4/02/18
Alan R. Mattson			Stanley Mukai
Director & Chief Operating Officer			Director

/s/ John Brogan	Date:	4/02/18	/s/ Tony Vericella	Date:	4/02/18
John Brogan			Tony Vericella
Director			Director

/s/ Motoko Takahashi	Date:	4/02/18
Motoko Takahashi
Director