Form 10-Q
period 2018-03-31
CASTLE GROUP INC
filed 2018-05-15
CIK 918543

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Yes [  ]  No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

May 14, 2018 - 10,056,392 shares of common stock.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

THE CASTLE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2018 (UNAUDITED) AND DECEMBER 31, 2017

	31-Mar-18	31-Dec-17
ASSETS
Current Assets
Cash	$ 4,261,030	$ 4,324,791
Accounts receivable, net of allowance for bad debts	2,416,445	2,469,922
Note receivable, current portion	15,000	15,000
Prepaid and other current assets	288,195	372,755
Total Current Assets	6,980,670	7,182,468
Non-Current Assets
Property and equipment, net	6,072,341	6,030,724
Construction in progress	957,908	940,430
Deposits and other assets	105,597	121,193
Note receivable	169,746	169,900
Investment in limited liability company	851,938	644,431
Deferred tax asset, net	291,468	413,902
Goodwill	54,726	54,726

TOTAL ASSETS	$ 15,484,394	$ 15,557,774

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 3,356,993	$ 3,101,772
Deposits payable	2,156,125	2,780,982
Current portion of long term debt	347,232	340,896
Accrued salaries and wages	1,815,600	1,780,506
Accrued taxes	34,528	54,644
Other current liabilities	439,005	430,995
Total Current Liabilities	8,149,483	8,489,795
Non-Current Liabilities
Long term debt, net of current portion	4,402,425	4,361,906
Other long term liabilities	157,902	224,698
Total Non-Current Liabilities	4,560,327	4,586,604
Total Liabilities	12,709,810	13,076,399
Stockholders' Equity
Preferred stock, $100 par value, 50,000 shares authorized, 11,050	1,105,000	1,105,000
shares issued and outstanding at March 31, 2018 and December 31, 2017
Common stock, $.02 par value, 20,000,000 shares authorized, 10,056,392	201,129	201,129
shares issued and outstanding at March 31, 2018 and December 31, 2017
Additional paid in capital	5,599,508	5,556,008
Accumulated deficit	(4,157,889)	(4,409,227)
Accumulated other comprehensive income	26,836	28,465
Total Stockholders' Equity	2,774,584	2,481,375

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 15,484,394	$ 15,557,774

The accompanying notes are an integral part of these condensed consolidated financial statements

THE CASTLE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31, 2018 AND 2017
(UNAUDITED)

	Three Months Ended March 31
	2018	2017
Revenues
Managed property revenue	$ 6,704,186	$ 6,160,332
Food and beverage	392,105	420,883
Other revenue	400	300
Total Revenues	7,096,691	6,581,515

Operating Expenses
Managed property expense	4,902,550	4,766,663
Food and beverage	380,935	384,946
Administrative and general	1,314,669	1,174,937
Depreciation	64,732	57,992
Total Operating Expense	6,662,886	6,384,538
Operating Income	433,805	196,977
Income from equity method investment	13,632	13,000
Interest expense	(61,783)	(69,774)
Income before taxes	385,654	140,203
Income tax expense	(134,316)	(98,110)
Net Income	251,338	42,093
Change in unpaid cumulative dividends on convertible preferred stock	(20,719)	(20,719)

Net Income applicable to Common Stockholders	$ 230,619	$ 21,374

Earnings per common share
Basic	$ .02	$ 0.00
Diluted	$ .02	$ 0.00
Weighted average common shares Outstanding
Basic	10,056,392	10,056,392
Diluted	10,056,392	10,056,392

Net Income	$ 251,338	$ 42,093
Other Comprehensive Loss
Foreign currency translation adjustment	(1,629)	(7,308)

Total Comprehensive Income	$ 249,709	$ 34,785

 The accompanying notes are an integral part of these condensed consolidated financial statements

THE CASTLE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2018 AND 2017
(UNAUDITED)

	2018	2017
Cash Flows from Operating Activities
Net income	$ 251,338	$ 42,093
Adjustments to reconcile from net income to net cash provided by operating activities:
Depreciation	64,732	57,992
Recovery of bad debt	-	(36,947)
Deferred compensation	27,435	-
Non cash interest expense	43,500	46,500
Income from equity method investment	(13,632)	(13,000)
Distribution from equity method investment	6,125	-
Deferred taxes	134,316	98,110
(Increase) decrease in
Accounts receivable	53,158	(450,952)
Other current assets	82,311	55,831
Notes receivable	154	37,545
Increase (decrease) in
Deposits and other assets	5,314	5,200
Accounts payable and accrued expenses	242,237	6,913
Deposits payable	(626,084)	279,778
Net Cash Provided by Operating Activities	270,904	129,063

Cash Flows from Investing Activities
Construction in progress	(98,671)	(96,866)
Investment in equity method investment	(200,000)	-
Purchase of property and equipment	(1,546)	(22,502)
Net Cash Used in Investing Activities	(300,217)	(119,368)

Cash Flows from Financing Activities
Payments on notes to related parties	-	(9,128)
Payments on notes	(40,732)	(132,861)
Net Cash Used in Financing Activities	(40,732)	(141,989)
Effect of foreign currency exchange rate on changes in cash	6,284	19,577
Net Change in Cash	(63,761)	(112,717)
Beginning Balance	4,324,791	2,775,956
Ending Balance	$ 4,261,030	$ 2,663,239

Supplementary Information
Cash Paid for Interest	$ 18,283	$ 23,274
Cash Paid for Income Taxes	$ -	$ -

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

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted.  In the opinion of management, the accompanying interim financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation.  The results of operations for the three month periods ended March 31, 2018 and 2017, are not necessarily indicative of the results for a full-year period as the tourism industry that the Company relies on is highly seasonal.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in Castle’s most recent Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on April 2, 2018.  The Company’s significant accounting policies are set forth in Note 1 to the consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2017.

Revenue Recognition

On January 1, 2018, the Company adopted the requirements of Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09").The adoption of Topic 606 had no impact on the Company’s consolidated financial statements.

Recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle.  Refer to “new accounting pronouncements” for additional information.

The Company recognizes revenue from the management of resort properties according to terms of its various management contracts, which fall under two basic types of agreements, a Gross Contract and a Net Contract.

Under a “Gross Contract” the Company records revenue on a daily basis based on a percentage of the gross rental fee earned from the rental of hotel or condominium units.    Under the Gross Contract, the Company is responsible for all of the operating expenses for the hotel or condominium unit and the Company records the expenses of operating the rental program at the property covered by the agreement as managed properly expense on the Company’s consolidated statements of comprehensive income. These expenses include housekeeping, food and beverage, maintenance, front desk, sales and marketing, advertising and all other operating costs at the property covered by the agreement.  Management services comprise various activities that are considered an integrated service and a single performance obligation in the context of the contract.

Under a “Net Contract”, the Company receives a management fee that is based on a percentage of the gross rental proceeds earned from the rental of hotel or condominium units.  Under the Net Contract, the owner of the hotel or condominium unit is responsible for all of the operating expenses of the rental program covering the owner’s unit and the Company also typically receives an incentive management fee, which is based on the net operating profit of the covered property. The incentive management fee, except for the one contract mentioned in Note 2 below, is based on a percentage net operating profit as defined

in each contract, and is recorded as net operating profits are earned on a daily basis at our properties.   For the contract mentioned in Note 2 below, our incentive management fee is contingent on the hotel achieving certain annual profitability targets. We will recognize an incentive fee receivable each month to the extent it is probable that we will not reverse a significant portion of the fees in a subsequent period. However, due to the profitability hurdles in the contract, incentive fees are considered contract assets until the risk related to the achievement of the profitability metric no longer exists. Once the annual profitability hurdle has been met, the incentive fee receivable balance will be reflected within accounts receivable.

Additionally, the Company employs on-site personnel to provide services such as housekeeping, maintenance and administration to property owners under the Company’s management agreements and for such services the Company recognizes revenue in an amount equal to the employee related payroll, payroll taxes and employee benefits incurred.  Management services comprise various activities that are considered an integrated service and a single performance obligation in the context of the contract. The Company records revenues on its net contracts on a daily basis which includes a percentage of revenues earned from guests staying at the respective property and the daily amount of payroll and related payroll costs that are incurred at the property. The Company does not record the operating expenses of the property covered by the agreement, other than the employee related costs.

Under both types of agreements, a liability is recognized for any deposits received for which services have not yet been rendered.

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

The Company also recognizes revenue from the operation of restaurants and bars at its New Zealand property.  Revenue as presented in our consolidated statements of comprehensive income, represents food and beverage product sold. Revenue from restaurant sales is recognized when food and beverage products are sold on a daily basis. Taxes collected from customers and remitted to governmental authorities are excluded from revenue.

Disaggregated Revenues

The following tables present our revenues disaggregated by the nature of the product or services provided by the Company and by geographic region:

	Three Months Ending March 31,
	2018	2017
Gross contract revenue	$4,193,349	$3,848,103
Net contract revenue	2,510,837	2,312,229
Food and beverage revenue	392,105	420,883
Other revenue	400	300
Total Revenue	$7,096,691	$6,581,515

The Company records revenue from the USA domestic operations and also New Zealand operations.  Revenues from these two geographic regions were:

	Three Months Ending March 31,
	2018	2017
United States	$6,220,942	$5,625,760
New Zealand	875,749	955,755
Total Revenue	$7,096,691	$6,581,515

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

In November 2017, the Company, as part of an amendment to the employment contracts with its Chief Executive Officer and Chief Operating Officer, granted a total of 1,750,000 fully vested warrants.  The contracts also called for deferred compensation of $1,000,000 payable to the Chief Executive Officer in ten annual installments of $100,000 beginning November 1, 2027, and $500,000 payable to the Chief Operating Officer in ten annual installments of $50,000 beginning November 1, 2017.  The deferred compensation was valued using a sinking fund approach and the Company expensed $27,435 for the three months ended

March 31, 2018 and the deferred compensation payable was $36,635 and $9,200 as of March 31, 2018 and December 31, 2017, respectively.

Reclassifications

The Company has reclassified certain prior-period amounts to conform to the current-period presentation.

For presentation of the three months ended March 31, 2017, the Company reclassified $420,883 from Managed property revenue to Food and beverage revenue and also reclassified $384,946 from Managed property expense to Food and beverage expense.

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

Areas of impact will include the timing of revenue recognition during the calendar year of certain incentive fees which we receive from one of our managed properties.  If our right to consideration is conditional on future performance under the contract, the balance is classified as a contract asset. The timing of our revenue recognition for this contract will have no effect on our annual financial statements, however it may impact our quarterly interim financial statement as we will accelerate the recognition of our incentive fee on a pro-rated basis over the fiscal year if it is determined that this incentive fee shall be earned during the fiscal year.  For the first quarter ended March 31, 2018 and 2017, we did not recognize any incentive fees from this contract as it was not certain or likely that the recording of any revenue from this contract would not be subject to reversal in the future.  Under the terms of this management agreement, we earn incentive management fees based on a percentage of hotel profitability. The incentive fee is contingent on the hotel achieving certain annual profitability targets. We recognize an incentive fee receivable each month to the extent it is probable that we will not reverse a significant portion of the fees in a subsequent period. However, due to the profitability hurdles in the contract, incentive fees are considered contract assets until the risk related to the achievement of the profitability metric no longer exists. Once the annual profitability hurdle has been met, the incentive fee receivable balance will be reflected within accounts receivable.

Our payments from customers are based on the billing terms established in our contracts. Customer billings are classified as accounts receivable when our right to consideration is unconditional. Payments received in advance of performance under the contract are classified as contract liabilities and recognized as revenue as we perform under the contract.  At March 31, 2018 and December 31, 2017, we recorded $2,156,125 and $2,780,982 of payments received in advance of performance in the form or advance deposits received from guests of the properties we manage under a Gross contract.

The Company does not currently incur costs to obtain or fulfill a contract that would be considered contract assets under Topic 606.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company has $816,088 of operating lease obligations as of March 31, 2018 and upon adoption of this standard it will record a ROU asset and lease liability for present value of these leases which will have a material impact on the balance sheet. However, the statement of comprehensive income recognition of lease expenses is not expected to change from the current methodology.

In March 2016, the FASB issued ASU 2016-09, Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The objective of this update is to simplify several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company has adopted ASU 2016-09 effective January 1, 2017 and the necessary disclosures are provided within this Form 10-Q for the period ending March 31, 2018. The adoption of ASU 2016-09 does not have a material impact on the Company’s financial condition or results of operations.

In August 2016, the FASB issued ASU 2016-15 Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. The standard provides specific guidance over eight identified cash flow issues in order to reduce diversity in practice over the presentation and classification of certain types of cash receipts and cash payments. The effective date of the standard will be for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017 and early adoption is permitted. Entities should apply the standard using a retrospective transition method to each period presented. The Company adopted the new guidance effective January 1, 2018 and it did not have a material impact on the Consolidated Statements of Cash Flows.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other/ ASU 2017-04 simplifies the accounting for goodwill impairment by eliminating Step 2 of the current goodwill impairment test, which required a hypothetical purchase price allocation.  Goodwill impairment will now be the amount by which the reporting unit’s carrying value exceeds its fair value, limited to the carrying value of the goodwill. ASU 2017-04 is effective for financial statements issued for fiscal years, and interim periods beginning after December 15, 2019. Upon adoption, the Company will follow the guidance in this standard for the goodwill impairment testing.

Note 3 Income Taxes

Income tax expense reflects the expense or benefit only on the Company’s domestic taxable income. Income tax expense and benefit from the Company’s foreign operations are not recognized as they have been fully reserved.

The effective income tax rates for the three months ended March 31, 2018 and 2017 were 27.4% and 48.3%, respectively. Our effective tax rate decreased for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, primarily due to the Tax Cuts and Jobs Act ("Tax Act") enacted on December 22, 2017, which reduced the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018.

Our accounting for the Tax Act is incomplete because we are continuing to review information to more precisely determine the amount of foreign earnings and profits subject to U.S. tax at December 31, 2017 as well as the amount of non-U.S. income taxes paid on such earnings. Additionally, we are continuing to evaluate the impact of the Tax Act on our ability to utilize foreign tax credits in the future. As a result, we have not made any measurement period adjustments during the three months ended March 31, 2018 to our provisional estimates recognized at December 31, 2017 related to our net deferred tax revaluation, deemed repatriation tax, or valuation allowance on certain foreign tax credits.  We expect to complete our accounting during the second quarter of 2018.

Note 4 Long Term Debt

The Company has a note dated December 31, 2004, payable in New Zealand dollars, with an original face value of NZ $8.6 million and secured by real estate in New Zealand and a general security agreement over the assets of the Company’s New Zealand subsidiary, with the Company as guarantor.   The holder of the note owns 0.7% of the issued and outstanding common stock of the Company.  Beginning January 1, 2018, the note holder agreed to a moratorium on the monthly payments of NZ$20,000 per month.  The maturity date was March 31, 2019 with an extension to March 31, 2024 available if the Company is not in default.  As the Company is not in default of the note, the note has been extended to March 31, 2024.  The agreement does not provide for interest to be paid on this note payable so the Company has imputed interest of $43,500 and $46,500 for the quarters ended March 31, 2018 and 2017, respectively.  The balance of this note was NZ $4,664,452 (US $3,374,264) and NZ$4,676,800 (US $3,321,463) as of March 31, 2018 and December 31, 2017, respectively.

The Company has a note payable dated December 31, 2004, payable to a New Zealand bank, Westpac, for a loan in favor of Mocles at the bank’s prime rate plus 2%. The note calls for monthly interest payments and payments against principal of NZ $20,000 (US $14,382).  The maturity date is March 31, 2019 with an extension to March 31, 2024 available if the Company is not in default.  As the Company is not in default of the note, the note has been extended to March 31, 2024.  The balance of this note was NZ $1,905,000 (US $1,378,077) and NZ $1,945,000 (US $1,381,339) as of March 31, 2018 and December 31, 2017, respectively.

Note 5 Equity-Based Compensation

None issued for the three months ended March 31, 2018 and 2017.

Note 6 Basic and Dilutive Earnings Per Share

As the preferred shares and the warrants are considered to be anti-dilutive, the Company employed the two-class method and basic and diluted earnings per share were the same.  Basic earnings per share of common stock were computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding.  Diluted earnings per share were computed using the treasury stock method for vested warrants and the two-class method for redeemable preferred stock. The calculation of diluted earnings per share for 2018 and 2017 excludes 368,333 shares which would be issued upon conversion of the outstanding $100 par value redeemable preferred stock of the Company as they are considered to be anti-dilutive. The warrants for 2,350,000 shares outstanding at March 31, 2018 and December 31, 2017 are not included as they are considered to be anti-dilutive since the exercise price exceeded the average market price of the stock during the respective periods.

	Three months ended March 31, 2018			Three months ended March 31, 2017
	Income	Shares	Per Share	Income	Shares	Per Share
	Numerator	Denominator	Amount	Numerator	Denominator	Amount
Basic EPS
Income Available to Common Stockholders	$ 230,619	10,056,392	$ .02	$ 21,374	10,056,392	$ 0.00
Effect of Dilutive Securities		-			-
Diluted EPS
Income Available to Common Stockholders plus Assumed Conversions	$ 230,619	10,056,392	$ .02	$ 21,374	10,056,392	$ 0.00

Note 7 Commitments and Contingencies

The Company owns the Podium unit in New Zealand, and there was a claim made against the contractor by the Body Corporate (that represents all the unit owners, similar to an association of apartment owners in the United States) for defective work on the outer waterproofing skin of the building.  A settlement was reached and the amounts recovered from the contractor were not sufficient to cure the waterproofing defect.  As a result the Body Corporate imposed a special assessment on all the owners of units in the building.  The Company has paid NZ $323,347 (US $233,909) which the Company paid as of July 2017.  At a meeting of the Body Corporate held in November of 2017, the Body Corporate determined that the amounts collected were not sufficient to remedy the defect and as a result, the Body Corporate imposed an additional special assessment in the amount of NZ $1,041,113 (US$753,141), payable in 20 monthly installments of NZ $52,056 (US $37,657), representing the Company’s share of the total special assessment.  The project is scheduled to commence in the second quarter of 2018.  Payment of this special assessment began November 2017.  At March 31, 2018, the Company has paid NZ $549,677 (US $397,636) of the total assessment.  The special assessment of US$957,908 is recorded as Construction in progress, while the unpaid amounts of the special assessment is recorded as Other current liabilities of US$439,005 and Other long term liabilities of US$121,267.  These payments will be capitalized by the Company since the repairs are expected to improve and extend the life of the property.  A claim has been filed by the Body Corporate against the law firm previously representing the Body Corporate to recover funds previously expended by the Company and other owners in the building and the amounts assessed against the Company’s Podium unit may or may not be recovered.

There could also be additional remedial work required once construction starts, which could increase the amount assessed against the Company’s Podium unit.

Note 8 Related Party Transactions

The Company has a receivable of $490,459 from Hanalei Bay International Investors (“HBII”) as of March 31, 2018 and December 31, 2017, respectively. The receivable has been fully allowed for.  The Chairman and CEO of the Company is the sole shareholder of HBII Management, Inc., the managing General Partner of HBII.  For the three months ended March 31, 2018 and 2017, the Company collected $0 and $36,947 of the note, respectively.

Note 9 Subsequent Events

On May 2, 2018, Mr. Rick Wall, Chairman, Chief Executive Officer and Chief Financial Officer of the Company passed away.  Until such time as the board of directors appoints a replacement for Mr. Wall, his duties as Chairman and Chief Executive Officer will be assumed by Mr. Alan Mattson, current director and Chief Operating Officer, and Mr. Wall’s duties as Chief Financial Officer will be assumed by Mr. Michael Nitta, current chief financial officer of the Company’s main operating entity, Castle Resorts & Hotels, Inc.

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

In February 2018, the Company made an investment of $200,000 into an entity that will be renovating and opening a hotel property in New Zealand.  The exact ownership percentage in this entity is not yet known as it is dependent upon the amount of total equity that will be infused into the property for the renovation from other parties.  It is, however, anticipated that the Company’s ownership percentage shall be less than ten percent.  The Company has no additional capital commitments other than the initial amount invested.

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

Revenues

Total revenue for the quarter ended March 31, 2018 was $7,096,691 an 8% increase from the $6,581,515 reported for the three months ended March 31, 2017.  The increase for the quarter is attributed to the record number of tourists visiting the State of Hawaii during the quarter, which was offset by a slight decline in revenues from our New Zealand operations.

Managed property revenue for the quarter ended March 31, 2018 was $6,704,186 a 9% increase from the $6,160,332 reported for the three months ended March 31, 2017.  The increase for the quarter is again attributed to the strong first quarter experience in the Hawaii tourism industry.

Food and beverage revenue from our New Zealand operation for the quarter ended March 31, 2018 was $392,105, a decrease of 7% from the $420,883 for the three months ended March 31, 2017.  The decrease is due to declines in the amount of convention and banquet revenue at our New Zealand property.

Other revenue was $400 and $300, respectively, for the three months ended March 31, 2018 and March 31, 2017.

Expenses

Managed property expenses are those expenses more directly related to the management of our hotels and resort condominium properties. Managed property expense for the three months ended March 31, 2018 compared to March 31, 2017 increased by 3%, to $4,902,550 from $4,766,663.  The increase is attributed to the 9% increase in revenue we experienced during the first quarter of 2018 as compared to 2017.

Food and beverage expenses for the three months ended March 31, 2018 compared to March 31, 2017 decreased by 1%, to $380,935 from $384,946.  The decrease is attributed to the 7% decrease in food and beverage revenue we experienced during the first quarter of 2018 as compared to 2017.

Administrative and general expenses increased by 12% to $1,314,669 from $1,174,937 for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017.  The increase is due to the Company expanding its corporate staffing in all departments in order to better serve the properties represented by the Company. Also contributing to the increase was the recovery of bad debts in the prior quarter ended March 31, 2017 of $36,947 compared to none for the quarter ended March 31, 2018.   The Company also recorded $27,435 of deferred compensation expense for the quarter ended March 31, 2018 as opposed to none for the quarter ended March 31, 2017.

Depreciation

Our business is to provide services to our clients and as such does not require a great deal of capital expenditure for equipment or fixed assets.  As a result, depreciation expense was $64,732 and $57,992, respectively, for the three months ended March 31, 2018 and March 31, 2017.  The increase is due to the Company depreciating software for its new central reservation and property management system that was placed in service in 2017.

Equity Method Investment Income

The Company has a 7% common series interest in the ownership of a hotel located in Hawaii.  During the three months ended March 31, 2018 and March 31, 2017, the Company recorded income from equity method investment of $13,632 and $13,000, respectively, representing the Company’s allocation of net income from its investment.

In February 2018, the Company made an investment of $200,000 into an entity that will be renovating and opening a hotel property in New Zealand.  The exact ownership percentage in this entity is not yet known as it is dependent upon the amount of total equity that will be infused into the property for the renovation.  It is, however, anticipated that the Company’s ownership percentage shall be less than ten percent.

Interest Expense

Interest expense was $61,783 and $69,774 for the three months ended March 31, 2018 and 2017.  Included in interest expense is interest that is imputed on the mortgage note for our Podium located in New Zealand of $43,500 and $46,500, respectively, for the three months ended March 31, 2018 and 2017, respectively.  The decrease in interest expense is due to the Company making payments under the terms of its note payable obligations, reducing the principal balances upon which interest expense is calculated on.

Income Taxes

Income tax expense for the three months ended March 31, 2018 was $134,316 compared to $98,110 for the three months ended March 31, 2017.  The increase in tax is due to an increase in the net taxable income reported by our domestic operations.

Net Income

Net income for the three months ended March 31, 2018 was $251,338 compared to net income of $42,093 for the three months ended March 31, 2017.  The increase in net income is attributed to the increase in revenues that the Company experienced during the first quarter from its domestic operations.

Foreign Currency Translation Adjustment

For consolidated entities whose functional currency is not the U.S. dollar, Castle translates their financial statements into U.S. dollars. Assets and liabilities are translated at the spot rate currently in effect as of the financial statement date, and results of operations are translated using the weighted average exchange rate for the period.

Translation adjustments from foreign exchange are included as a separate component of stockholders’ equity. Changes in the carrying value of the assets and liabilities of the consolidated entities outside of the United States due to foreign exchange changes are reflected as Foreign Currency Adjustments.  Foreign currency translation loss was $1,629 compared to $7,308 for the three months ended March 31, 2018 and 2017, respectively.

Total Comprehensive Income

Total comprehensive loss for the three months ended March 31, 2018 was $249,709 as compared to comprehensive income of $34,785 for the three months ended March 31, 2017.  This is primarily a result of the changes in revenue and operating expenses, investment income, and foreign exchange rates noted above.

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

Reconciliation of GAAP Net Income to EBITDA:

	Three months ended March 31,
	2018	2017
Net Income (loss) (GAAP)	$ 251,338	$ 42,093
Add Back:
Income tax expense	134,316	98,110
Interest expense	61,783	69,774
Depreciation	64,732	57,992
EBITDA (non-GAAP)	$ 512,169	$ 267,969

EBITDA totaled $512,169 as compared to $267,969 for the three months ended March 31, 2018 and 2017, respectively, representing a 91% increase.  The increase for the quarter is attributed to the strong tourism industry experienced in the State of Hawaii for the first quarter of 2018, combined with an increase in higher rated business for the rooms represented by the Company through vacation rental channels rather than traditional hotel channels.  Commissions that are paid through vacation rental channels are generally lower than those for traditional hotel wholesale channels and in addition, rates through vacation rental channels are generally higher than those for traditional hotel channels.

Liquidity

Our primary sources of liquidity include available cash and borrowing under the credit facility which was secured in January 2018, consisting of a $1,200,000 line of credit.   As of March 31, 2018, the full amount of the line of credit was available to use. Additionally, our New Zealand subsidiary has an available NZ$125,000 (US$90,425) line of credit which was also fully available as of March 31, 2018. These facilities contain representations and warranties, conditions, covenants and events of default that are customary for this type of credit facility but do not contain financial covenants.  The Company is in compliance with the terms and conditions of these borrowing covenants.  We do not believe the limitations contained in the credit facility will, in the foreseeable future, adversely affect our ability to use the credit facility and execute our business plan.

In June 2015, the Company received a term loan of $200,000 from a local bank which was used to fund upgrades to the property management and central reservation systems.  The loan is for a fixed interest rate of 5.875% with monthly payments of $3,855 and matures in June 2020.  The loan was fully paid off by the Company in December 2017.  The outstanding balance of this loan was $0 and $136,423 as of March 31, 2018 and 2017, respectively.

In March 2016, the Company received a loan of $40,178 to finance the purchase of carts for one of its managed properties.  The loan is secured by the equipment purchased.  The loan is for a fixed interest rate of 4.43% with monthly payments of $749 and matures in March, 2021.  The loan was fully paid off by the Company in December 2017.  The outstanding balance of this loan was $0 and $32,846 at March 31, 2018 and 2017, respectively.

The Company has a note dated December 31, 2004, payable in New Zealand dollars, with an original face value of NZ $8.6 million and secured by real estate in New Zealand and a general security agreement over the assets of the Company’s New Zealand subsidiary, with the Company as guarantor.   The holder of the note owns 0.7% of the issued and outstanding common stock of the Company.  Beginning January 1, 2018, the note holder agreed to a moratorium on the monthly payments of NZ$20,000 per month.  The maturity date was March 31, 2019 with an extension to March 31, 2024 available if the Company is not in default.  As the Company is not in default of the note, the note has been extended to March 31, 2024.  The agreement does not provide for interest to be paid on this note payable so the Company has imputed interest of $43,500 and $46,500 for the quarters ended March 31, 2018 and 2019, respectively.  The balance of this note was NZ $4,664,452 (US $3,374,264) and NZ$4,676,800 (US $3,321,463) as of March 31, 2018 and December 31, 2017, respectively.

The Company has a note payable dated December 31, 2004, payable to a New Zealand bank, Westpac, for a loan in favor of Mocles at the bank’s prime rate plus 2%. The note calls for monthly interest payments and payments against principal of NZ $20,000 (US $14,382).  The maturity date is March 31, 2019 with an extension to March 31, 2024 available if the Company is not in default.  As the Company is not in default of the note, the note has been extended to March 31, 2024.  The balance of this note was NZ $1,905,000 (US $1,378,077) and NZ $1,945,000 (US $1,381,339) as of March 31, 2018 and December 31, 2017, respectively.

Expected uses of cash in fiscal 2018 include funds required to support our operating activities, including continuing to selectively expand the number of properties under our management.

We experienced net income of $251,338 for the three months ended March 31, 2018 compared to net income of $42,093 for the three months ended March 31, 2017.  We have established a trend of operating profitability in recent quarters as we reported positive EBITDA in seventeen of our last eighteen quarters, and positive net income for our last seven fiscal years.  We anticipate a slight increase in current occupancy levels, together with increases in average rates for the properties currently under contract for the remainder of 2018 when compared to 2017 due to a shift in our market mix from traditional hotel wholesalers to the vacation rental customer.

We will continue our efforts to expand the number of properties under management through the remainder of 2018, which will increase the overall revenue and profitability stream in 2018. The Company has hired a position dedicated to the growth in the number of units under management and has seen new condominium units signed on within our existing rental pools during 2017 and 2018.  The position will also focus on the acquisition of hotels and condominium rental programs at properties in which the Company currently has no presence.  The specific impact of these additions on revenue depends on the timing of when and if new properties are added during the year.  We have implemented a number of revenue enhancement and cost saving programs that will improve our profitability and cash flow.  We project that we will continue to improve the overall profitability, cash flow, and working capital liquidity through 2018. This view is based on the following assumptions:

· The increase in current occupancy levels in our Hawaii and New Zealand markets.

· An increase in average daily rates at the properties we manage as compared to recent years.

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

Our plans to manage our liquidity position in fiscal 2018 include:

· Reducing our existing debt.

· Accessing our available sources of debt if needed and seeking additional debt or equity financing at competitive rates.

We have considered the impact of the financial outlook on our liquidity and have performed an analysis of the key assumptions in our forecast such as sales, gross margin and expenses; an evaluation of our relationships with our travel partners and property owners; and an analysis of cash requirements, other working capital changes, capital expenditures and borrowing availability under our credit facility. Based upon these analyses and evaluations, we expect that our anticipated sources of liquidity will be sufficient to meet our obligations without disposition of assets outside of the ordinary course of business or significant revisions of our planned operations through 2018 and our foreseeable future.

Off-balance sheet arrangements

None; not applicable.

Critical Accounting Policies and Estimates

A summary of our significant accounting policies and estimates is discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017. Other than the adoption of ASC 606, there have been no material changes to those policies during the three months ended March 31, 2018.  The preparation of the financial statements in accordance with U.S. generally accepted accounting principles requires us to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities. Significant areas of uncertainty that require judgments, estimates and assumptions include the accounting for income taxes, asset impairment and collectability of accounts receivable. We use historical and other information that we consider to be relevant to make these judgments and estimates. However, actual results may differ from those estimates and assumptions that are used to prepare our financial statements.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2018, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer (and acting chief financial officer), as appropriate, to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None during the three months ended March 31, 2018.

Item 1A. Risk Factors.

Not required to be enumerated by smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

None during the three months ended March 31, 2018.

Use of Proceeds of Registered Securities

No proceeds were received from the sale of registered securities during the three months ended March 31, 2018.

Purchases of Equity Securities by Us and Affiliated Purchasers

None during the three months ended March 31, 2018.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None reported

Item 6. Exhibits.

(a) Exhibits and index of exhibits.

31.1   302 Certification of Alan Mattson, acting Chief Executive Officer and acting Chairman of the Board of Directors

31.2   302 Certification of Michael Nitta, acting Chief Financial Officer

32      Section 906 Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CASTLE GROUP, INC.

Date:	05/15/2018	By:	/s/ Alan Mattson
Alan Mattson
Chief Operating Officer and Acting Chief Executive Officer and Acting Chairman of the Board of Directors

Date:	05/15/2018	By:	/s/ Michael Nitta
Michael Nitta
Acting Chief Financial Officer